Form 10-Q
period 2021-03-31
FTC Solar, Inc.
filed 2021-06-08
CIK 1828161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to__________

         Commission File Number 001-40350

FTC SOLAR, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	81-4816270
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
9020 N Capital of Texas Hwy, Suite I-260, Austin, Texas 78759	78759
(Address of Principal Executive Offices)	(Zip Code)

(737) 787-7906

Registrant's Telephone Number, Including Area Code

Not Applicable

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	FTCI	The Nasdaq Stock Market LLC

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer,’’ ‘‘smaller reporting company,’’ and ‘‘emerging growth company’’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company		☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of May 31, 2021, 84,301,596 shares of the registrant's common stock were outstanding.

FTC Solar, Inc.

Table of Contents

PART I – FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical or current facts contained in this Quarterly Report on Form 10-Q may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, liquidity, growth and profitability strategies and factors and trends affecting our business are forward-looking statements. Forward-looking statements can be identified in some cases by the use of words such as “believe,” “can,” “could,” “potential,” “plan,” “predict,” “goals,” “seek,” “should,” “may,” “may have,” “would,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” the negative of these words, other similar expressions or by discussions of strategy, plans or intentions.

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We believe that these factors include, but are not limited to, the factors set forth under the heading “Risk Factors.” Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Quarterly Report on Form 10-Q with the understanding that our actual future results may be materially different from what we expect. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report on Form 10-Q, whether as a result of any new information, future events or otherwise.

FTC Solar, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	December 31, 2020	March 31, 2021

ASSETS
Current assets
Cash	$32,359	$5,340
Restricted cash	1,014	—
Accounts receivable, net	23,734	43,906
Inventories	1,686	4,273
Prepaid and other current assets	6,924	9,747
Total current assets	65,717	63,266
Investments in unconsolidated subsidiary	1,857	1,639
Other assets	3,819	7,546
Total assets	$71,393	$72,451
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$17,127	$30,107
Line of credit	1,000	—
Accrued expenses and other liabilities	18,495	29,750
Accrued interest – related party	207	—
Deferred revenue	22,980	8,184
Total current liabilities	59,809	68,041
Long-term debt and other borrowings	784	—
Other non-current liabilities	3,349	3,914
Total liabilities	63,942	71,955
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock par value of $0.0001 per share, 98,960,064 shares authorized; 66,155,340 and 67,329,409 shares issued and outstanding as of December 31, 2020 and March 31, 2021	1	1
Treasury stock, at cost; 9,896,666 and 10,045,106 shares as of December 31, 2020 and March 31, 2021	—	—
Additional paid-in capital	50,096	50,584
Accumulated other comprehensive loss	(3)	(4)
Accumulated deficit	(42,643)	(50,085)
Total stockholders’ equity	7,451	496
Total liabilities and stockholders’ equity	$71,393	$72,451

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended March 31,
	2020	2021
Revenue:
Product	$30,469	$56,462
Service	1,907	9,245
Total revenue	32,376	65,707
Cost of revenue:
Product	23,747	54,996
Service	1,649	10,592
Total cost of revenue	25,396	65,588
Gross profit	6,980	119
Operating expenses
Research and development	1,094	1,954
Selling and marketing	515	1,100
General and administrative	2,475	5,084
	4,084	8,138
Income (loss) from operations	2,896	(8,019)
Interest expense	(112)	(14)
Gain on extinguishment of debt	-	790
Income (loss) before income taxes	2,784	(7,243)
Benefit from income taxes	158	19
Income (loss) from unconsolidated subsidiary	478	(218)
Net income (loss)	$3,420	$(7,442)
Other comprehensive income (loss):
Foreign currency translation adjustments	8	(1)
Comprehensive income (loss)	$3,428	$(7,443)
Net income (loss) per share:
Basic	$0.05	$(0.11)
Diluted	$0.04	$(0.11)
Weighted-average common shares outstanding:
Basic	67,334,111	66,875,469
Diluted	77,105,419	66,875,469

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2019	63,633,981	$1	—	$—	$18,273	$—	$(26,719)	$(8,445)
Restricted stock awards vested during the period	1,419,379	—	—	—	—	—	—	—
Issuance of common stock	9,162,976	—	—	—	30,000	—	—	30,000
Stock-based compensation	—	—	—	—	458	—	—	458
Net income (loss)	—	—	—	—	—	—	3,420	3,420
Other comprehensive income (loss)	—	—	—	—	—	8	—	8
Balance as of March 31, 2020	74,216,336	$1	—	$—	$48,731	$8	$(23,299)	$25,441

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2020	66,155,340	$1	9,896,666	$—	$50,096	$(3)	$(42,643)	$7,451
Restricted stock awards vested during the period	1,169,607	—	—	—	—	—	—	—
Repurchase of treasury stock	(148,440)	—	148,440	—	—	—	—	—
Issuance of common stock upon exercise of stock options	152,902	—	—	—	39	—	—	39
Stock-based compensation	—	—	—	—	449	—	—	449
Net income (loss)	—	—	—	—	—	—	(7,442)	(7,442)
Other comprehensive income (loss)	—	—	—	—	—	(1)	—	(1)
Balance as of March 31, 2021	67,329,409	$1	10,045,106	$—	$50,584	$(4)	$(50,085)	$496

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2021
Cash flows from operating activities
Net income (loss)	$3,420	$(7,442)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Stock-based compensation	458	449
Depreciation and amortization	37	9
(Income) loss from unconsolidated subsidiary	(478)	218
Gain on extinguishment of debt	—	(790)
Warranty provision	441	1,554
Warranty asset	(182)	328
Bad debt expense	(3)	58
Deferred income taxes	(3)	(20)
Other non-cash items	14	—
Changes in operating assets and liabilities:
Accounts receivable, net	3,364	(20,230)
Inventories	4,128	(2,587)
Prepaid and other current assets	(9,009)	(2,887)
Other assets	(119)	(3,649)
Accounts payable	(936)	12,913
Accruals and other current liabilities	4,355	10,379
Accrued interest – related party debt	(228)	(207)
Deferred revenue	(11,562)	(14,797)
Other non-current liabilities	52	(206)
Other, net	(49)	(81)
Net cash used in operating activities	(6,300)	(26,988)
Cash flows from investing activities:
Purchases of property and equipment	—	(85)
Net cash used in investing activities:	—	(85)
Cash flows from financing activities:
Repayments of borrowings	—	(1,000)
Proceeds from stock issuance	30,000	39
Net cash provided by (used in) financing activities	30,000	(961)
Effect of exchange rate changes on cash and restricted cash	8	1
Net increase (decrease) in cash and restricted cash	23,708	(28,033)
Cash and restricted cash at beginning of period	8,235	33,373
Cash and restricted cash at end of period	$31,943	$5,340

Supplemental disclosures of cash flow information:
Purchase of property and equipment included in accounts payable	$—	$67
Non-cash gain on extinguishment of debt from PPP loan forgiveness	$—	$(790)
Cash paid during the period for interest	$350	$247

Reconciliation of cash and restricted cash at period end	December 31, 2020	March 31,2021
Cash	32,359	5,340
Restricted cash	1,014	—
Total cash and restricted cash	$33,373	$5,340

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.       Description of Business

We are a global provider of advanced solar tracker systems, supported by proprietary software and value-added engineering services. Our mission is to provide differentiated products, software and services that maximize energy generation and cost savings for our customers, and to help facilitate the continued growth and adoption of solar power globally. Trackers significantly increase the amount of solar energy produced at a solar installation by moving solar panels throughout the day to maintain an optimal orientation relative to the sun. Our tracker systems are currently marketed under the Voyager brand name (“Voyager Tracker” or “Voyager”). Voyager is a next-generation two-panel in-portrait single-axis tracker solution that we believe offers industry-leading performance and ease of installation. FTC Solar, Inc. (the “Company”, “we”, “our”, or “us”) was founded in 2017 and is incorporated in the state of Delaware. The Company is a team of dedicated renewable energy professionals focused on delivering cost reductions to our clients across the solar project development and construction cycle. With significant US and worldwide project installation experience, our differentiated offerings drive value for solar solutions spanning a range of applications including ground mount, tracker, canopy, and rooftop. The Company is headquartered in Austin, Texas and has subsidiaries in Australia, India, and Singapore.

Initial Public Offering and Related Transaction

On April 30, 2021, the Company completed its Initial Public Offering (“IPO”) and the Company’s common stock began trading on the Nasdaq Stock Exchange on April 28, 2021, under the symbol “FTCI”. In connection with the IPO, the Company issued and sold 19,840,000 shares of its common stock at a public offering price of $13.00 per share.

The condensed consolidated financial statements as of March 31,2021 and for the period then-ended do not reflect the transaction since the IPO closed subsequent to the period end. The Company received aggregate proceeds of $241.2 million from the IPO, net of the underwriting discount and commissions and before offering costs and used $54.2 million to purchase an aggregate of 4,455,384 shares of our common stock, some of which resulted from the settlement of certain vested RSUs and the exercise of certain options in connection with the IPO at the IPO price less underwriting discounts and commissions.

Offering costs, including legal, accounting, printing and other IPO-related costs, have been capitalized in Other assets within the accompanying condensed consolidated balance sheet as of March 31, 2021, and upon completion of the IPO, these deferred offering costs will be reclassified to Additional paid-in capital and recorded against the proceeds from the offering which will be recorded in the second quarter of 2021.

Prior to the completion of the IPO, the Board and stockholders approved an approximately 8.25-for-1 forward stock split of the Company’s shares of common stock which became effective on April 28, 2021.

JOBS Act Accounting Election

We are an emerging growth company, as defined in the Jumpstart Our Business Startups (JOBS) Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. Accordingly, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies or that have opted out of using such extended transition period.

2.       Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

These unaudited condensed consolidated financial statements include the results of the Company and its wholly owned subsidiaries and have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). Intercompany accounts and transactions have been eliminated upon consolidation.

Forward Stock Split

On April 28, 2021, we effected an approximately 8.25-for-1 forward split (the “Forward Stock Split”) of our issued and outstanding shares of common stock, par value $0.0001 per share (“Common Stock”). As a result of the Forward Stock Split, one (1) share of Common Stock issued and outstanding was automatically increased to approximately 8.25 shares of issued and outstanding Common Stock, without any change in the par value per share. All information related to Common Stock, stock options, restricted stock awards and earnings per share have been retroactively adjusted to give effect to the Forward Stock Split for all periods presented.

Giving effect to the Forward Stock Split, the Company’s issued and outstanding stock increased from 8,022,066 to 66,155,340 and from 8,164,435 to 67,329,409 at December 31, 2020 and March 31, 2021, respectively.

Use of Estimates

The preparation of the Company’s financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, expenses, and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of March 31, 2021 and for the three months ended March 31, 2020 and 2021, have been prepared in accordance with GAAP for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments have been made that are considered necessary for a fair statement of our results of operations, financial position as of December 31, 2020 and March 31, 2021, our results of operations for the three months ended March 31, 2020 and 2021 and our cash flows for the three months ended March 31, 2020 and 2021. The condensed consolidated balance sheets as of December 31, 2020 have been derived from the Company’s audited consolidated financial statements. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with GAAP have been omitted from these interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s final prospectus (the “IPO Prospectus”) dated as of April 29, 2021, and filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”).

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of cash and cash equivalents. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company is exposed to credit risk in the event of default by the financial institutions holding our cash and cash equivalents that are recorded on our balance sheets. The Company mitigates its risk by investing in high-grade instruments and limiting the concentration in any one issuer, which limits its exposure. The Company has not experienced any losses since inception.

The carrying amounts of cash and cash equivalents, prepaid expenses, accounts payable and accrued other liabilities are reasonable estimates of their fair value because of the short maturity of these items.

Equity Method Investments

The Company uses the equity method of accounting for equity investments if the investment provides the ability to exercise significant influence, but not control, over operating and financial policies of the investee. The Company’s proportionate share of the net income or loss of these investees is included in our Condensed Consolidated Statements of

Comprehensive Income (Loss). Judgment regarding the level of influence over each equity method investment includes considering key factors such as the Company’s ownership interest, legal form of the investee, representation on the board of directors, participation in policy-making decisions and material intra-entity transactions.

The Company evaluates equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. Factors considered by the Company when reviewing an equity method investment for impairment include the length of time and the extent to which the fair value of the equity method investment has been less than cost, the investee’s financial condition and near-term prospects and the intent and ability to hold the investment for a period of time sufficient to allow for anticipated recovery. An impairment that is other-than temporary is recognized in the period identified.

The Company accounts for distributions received from equity method investees under the “nature of the distribution” approach. Under this approach, distributions received from equity method investees are classified on the basis of the nature of the activity or activities of the investee that generated the distribution as either a return on investment (classified as cash inflows from operating activities) or a return of investment (classified as cash inflows from investing activities).

Revenue Recognition

The Company derives its revenue primarily from sale of: (1) Voyager Tracker and customized components of Voyager Tracker, (2) individual parts of Voyager Tracker for certain specific transactions, (3) shipping and handling services, (4) term-based software licenses, (5) maintenance and support services for the term-based software licenses, and (6) subscription services. Product revenue includes revenue from Voyager Tracker and customized components of Voyager Tracker, individual part sales for certain specific transactions, and sale of term-based software licenses. Service revenue includes revenue from shipping and handling services, subscription-based enterprise licensing model, and maintenance and support services in connection with the term-based software licenses.

Voyager Tracker and individual parts of Voyager Tracker (including shipping and handling)

The Company contracts with customers for sale of Voyager Trackers under two different types of arrangements: (1) Purchase Agreements and Equipment Supply Contracts (“Purchase Agreements”) and (2) Sale of individual parts of the Voyager Tracker.

The Company’s Purchase Agreements typically include two performance obligations- (1) Voyager Tracker or customized components of Voyager Tracker and (2) shipping and handling services. The deliverables included as part of the Voyager Tracker are predominantly accounted for as one performance obligation, as these deliverables are part of a combined promise to deliver a project. Voyager Tracker and customized components of Voyager Tracker performance obligations in the contract are satisfied over-time as work progresses for its custom assembled Voyager Tracker, utilizing an input measure of progress determined by cost-to-cost measures on these projects as this faithfully depicts the Company’s performance in transferring control.

The revenue for shipping and handling services is recognized over-time based on shipping terms of the arrangements, as this faithfully depicts the Company’s performance in transferring control.

The Company’s sale of individual parts of Voyager Tracker for certain specific transactions include multiple performance obligations consisting of individual parts of the Voyager Tracker. Revenue recognized for the Company’s part sales are recorded at a point in time and recognized when obligations under the terms of the contract with our customer are satisfied. Generally, this occurs with the transfer of control of the asset, which is in line with shipping terms.

Term-based software license revenue

Term-based software license revenue included under product revenue is primarily derived from sale of term-based software licenses that are deployed on the customers’ own servers and has significant standalone functionality. The revenue is recognized upon transfer of control to the customer. The control for term-based software license is transferred at the later of delivery to the customer or the software license start date. Term-based software license revenue is immaterial as of March 31, 2020 and March 31, 2021.

Subscription and Maintenance and support services revenue

Subscription revenue is derived from a subscription-based enterprise licensing model with contract terms typically ranging from one to two years and consists of subscription fees from the licensing of Subscription services. Subscription services revenue is immaterial as of March 31, 2020 and March 31, 2021. The hosted on-demand service arrangements do not provide customers with the right to take possession of the software supporting the hosted services. Services revenue includes maintenance and support service revenue related to term-based software licenses. Support revenue is derived from ongoing security updates, upgrades, bug fixes, and maintenance. A time-elapsed method is used to measure progress because the Company transfers control evenly over the contractual period. Accordingly, the fixed consideration related to these revenues is generally recognized on a straight-line basis over the contract term beginning on the date access is provided.

Cost of Revenue

Cost of revenue consists primarily of costs related to raw materials, freight and delivery, product warranty, and personnel costs (salaries, bonuses, benefits, and stock-based compensation). Personnel costs in cost of revenue include both direct labor costs as well as costs attributable to any individuals whose activities relate to the procurement, installment and delivery of the finished product and services. Deferred cost of revenue results from the timing differences between the costs incurred in advance of the satisfaction of all revenue recognition criteria consistent with our revenue recognition policy.

Warranty

We provide standard assurance type warranties with our Voyager Trackers for periods generally ranging from five to ten years. We record a provision for estimated warranty expenses, net of amounts recoverable from manufacturers, to cost of sales when we recognize revenue. These estimates are based on our historical experience and forward-looking factors including the expected nature and frequency of product failure rates and costs to address future claims. These estimates are inherently uncertain given our relatively short history of sales and changes to our historical or projected warranty experience may result in material changes to our warranty reserve in the future. We do not maintain general or unspecified reserves; all warranty reserves are related to specific projects. All actual or estimated material costs incurred in subsequent periods are charged to those established reserves.

Remaining Performance Obligations

Remaining performance obligations relate to contracts that have original expected durations of one year or less. Therefore, the transaction price allocated to performance obligations that are unsatisfied or partially satisfied as of the end of the reporting period are not required to be disclosed under ASC 606."

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 removes certain exceptions related to the approach for intra period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The Company adopted ASU 2019-12 in the first quarter of 2021 and the adoption had no material impact to the Company's consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets and requires the use of an expected loss model in place of the currently used incurred loss method. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The Company is currently assessing the impact that the adoption of ASU 2016-13 will have on its condensed consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The Company is currently evaluating the impact this adoption will have on the Company’s condensed consolidated financial statements.

3.       Revenue

The Company’s product revenue and service revenue is presented in the Condensed Consolidated Statement of Comprehensive Income (Loss). Revenue by geographic region is based on the customer’s location and presented under Note 12.

Unbilled revenue and contract liabilities

The timing of revenue recognition, billing, and cash collection results in the recognition of accounts receivable, unbilled receivables, and deferred revenue in the Condensed Consolidated Balance Sheets. Unbilled receivables represent an unconditional right to consideration before customers are invoiced. Unbilled receivables are recorded within accounts receivable on the Condensed Consolidated Balance Sheets at the end of the reporting period and consist of $1.2 million and $19.8 million as of December 31, 2020 and March 31, 2021, respectively.

The Company’s contracts have a varied range of terms based on the type of products and services sold. Deferred revenue amounts to $23.0 million and $8.2 million as of December 31, 2020 and March 31, 2021, respectively, consisting of customer deposits related to products and services which were billed in advance. The Company expects to recognize 100% of the revenue related to remaining performance obligations within the next 12 months. During the three months ended March 31, 2020 and 2021, the Company recognized $19.9 million and $21.1 million, respectively from deferred revenue recorded at December 31, 2019 and 2020.

4.       Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31, 2020	March 31, 2021
Vendor deposits	$4,205	$6,468
Prepaid expenses	1,043	718
Deferred cost of revenue	992	921
Deferred income taxes	─	20
Surety collateral*	113	90
Other current assets	571	1,530
	$6,924	$9,747

*Surety collateral represents amounts held in deposit to secure performance bonds, which is expected to be ultimately received back in cash when settled.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2020	March 31, 2021
Accrued cost of revenue	$7,812	$21,827
Accrued expenses	2,856	2,900
Warranty reserves	3,985	2,891
Accrued compensation	2,869	1,336
Accrued interest expense	28	─
Other	945	796
Total	$18,495	$29,750

6. Equity Method Investments

Equity method investments are as follows (in thousands, except percentages):

	December 31, 2020	March 31, 2021
Dimension Energy LLC
Carrying value	$1,857	$1,639
Ownership percentage	23.6%	23.3%

As of December 31, 2020, and March 31, 2021, the Company owned 4,791,566 of Class A common interests of Dimension Energy LLC, representing approximately 23% of the total outstanding common shares. However, the Company concluded that it is not the primary beneficiary of Dimension as it does not have deemed control of the entity. As a result, it does not consolidate the investee into its condensed consolidated financial statements. The Company accounts for its investment in Dimension Energy using the equity method of accounting. The difference between fair value and book value of the investee’s assets was entirely attributable to equity method goodwill. For the three months ended March 31, 2021, the Company recorded $0.2 million as its share of Dimension Energy’s net loss.

Summarized financial information for the Company’s equity method investment is as follows:

Balance sheet (in thousands)

	December 31, 2020	March 31, 2021
Current assets	$10,162	$8,775
Non-current assets	9,045	12,342
Current liabilities	12,350	15,196
Non-current liabilities	9,723	9,858
Members’ equity (deficit)	(2,866)	(3,937)

Statement of operations (in thousands)

	Three Months Ended March 31,
	2020	2021
Revenue	$5,625	$183
Gross profit	4,302	18
Income (loss) from operations	3,116	(1,074)
Net income (loss)	2,025	(940)
Share of earnings from equity method investment	478	(218)

 7.       Debt and Other Borrowings

On January 30, 2017, the Company sold $7.0 million in aggregate principal amount of secured five-year promissory notes (“the notes”) through a private placement. Pursuant to the issuance of the notes, the Company issued 25,000 shares of common stock for every $250,000 of notes purchased. The fair value of common stock issued was accounted for as debt discount and was amortized over the term of the notes. The notes had a fixed rate of 5% per annum payable at maturity. The Company repaid the principal during the year ended December 31, 2020.

On June 17, 2019, the Company entered into a revolving line of credit agreement with the Western Alliance Bank for a total principal amount of $1.0 million and maturity in two years from the date of borrowing. The line of credit had a variable rate of interest, based on movement of prime rate as calculated and published by the Wall Street Journal and requires the Company to pay regular monthly payments of all interest accrued as of each payment date. The prime rate at the time of borrowing was at 5.50% per annum. The outstanding balance for the revolving line of credit as of December 31, 2020 was $1 million and as of March 31, 2021, the outstanding balance was paid in full and the revolving credit line was closed.

On April 30, 2020, the Company received a Paycheck Protection Program (“PPP”) loan pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES” Act) in the amount of $0.8 million. The loan had a two-year term and bore a fixed interest rate of 1%. Under the terms of the CARES act, the loan was eligible to be forgiven, in part or whole, if the proceeds were used to retain and pay employees and for other qualifying expenditures. On January 20, 2021, the Company received notification from the Small Business Administration that they approved the forgiveness of the full $0.8 million PPP loan. The Company recorded this entry as a gain on debt extinguishment in other income.

The Company recognized $0.1 million and $0.01 million interest expense on its debt and other borrowings for the three months ended March 31, 2020 and 2021, respectively.

The notes and revolving line of credit contained affirmative customary covenants, including maintenance of insurance, notices of claims and litigations, subordination of other lender’s credit and compliance with environmental laws.

8. Commitments and Contingencies

Litigation

The Company may be involved in various claims, lawsuits, investigations, and other proceedings, arising from normal course of its business. The Company accrues a liability when management believes information available prior to the issuance of financial statements indicates it is probable a loss has been incurred as of the date of the financial statement and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiation, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Legal costs are expensed as incurred.

On April 21, 2021, FCX Solar, LLC (“FCX”), filed a lawsuit against us in the United States District Court for the Southern District of New York. The complaint alleges breach of contract and tort claims related to a patent license agreement and consulting relationship between FCX and us. FCX seeks damages of approximately $134 million in the lawsuit. Our response to the complaint will be filed on or before July 2, 2021. On May 29, 2021, FCX filed a lawsuit against us in the United States District Court for the Western District of Texas, alleging a claim for patent infringement related to U.S. Patent No. 10,903,782. FCX seeks an unspecified amount of damages, including past and future royalties, and injunctive relief. Our response to that complaint will be filed on or before June 23, 2021. The Company believes the claims asserted in the lawsuits are without merit, and we plan to vigorously defend against them. The Company and its management considered (a) the facts described above, (b) the preliminary stages of the proceedings and (c) the advice of outside legal counsel on the claims and determined that it is not probable that FCX will prevail on the merits. At this time the Company believes that the likelihood of any material loss related to these matters is remote given the preliminary stage of the claims and strength of the Company’s defenses.

The Company has not recorded any material loss contingency in the Condensed Consolidated Balance Sheets as of December 31, 2020 and March 31, 2021.

Warranties

The Company provides standard warranties on its hardware products. The liability amount is based on actual historical warranty spending activity by type of product, customer, and geographic region, modified for any known differences such as the impact of reliability improvements. As of March 31, 2021, warranty reserves totaling $2.9 million were recorded in accrued expenses and other current liabilities and $3.5 million were recorded in other non-current liabilities, in the Company’s Condensed Consolidated Balance Sheets.

Changes in the Company’s product warranty reserves were as follows (in thousands):

March 31, 2021
Balance at beginning of period	$6,811
Warranties issued during the period	1,554
Settlements made during the period	(1,819)
Changes in liability for pre-existing warranties	(187)
Balance at end of period	$6,359

9.        Stockholders' Equity

Common Stock

The Certificate of Incorporation, as amended as of April 28, 2021, and corrected as of June 7, 2021, (the "Certificate of Incorporation"), authorizes the Company to issue 99 million shares of $ 0.0001 par value of Common Stock. Holders of Common Stock are entitled to dividends, as and when, declared by the Board of Directors, subject to the rights of the holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holders of the Common Stock are entitled to one vote for each share of Common Stock; provided that, except as otherwise required by law, holders of Common Stock (in such capacity) shall not be entitled to vote on any amendment to the Certificate of Incorporation that relates solely to the terms of one or more outstanding series of Preferred Stock if the holders of such affected series are entitled, either separately or together with the holders of one or more other such series, to vote thereon pursuant to the Certificate of Incorporation.

In March 2020, the Company sold 9,162,976 shares of common stock at $3.27 per share for an aggregate purchase price of $30.0 million. The proceeds are available for working capital and other corporate purposes.

Treasury Stock

On July 21, 2020, the Company’s Board of Directors approved a share repurchase of 9,896,666 shares of common stock for an aggregate price of $0 from a founder of the Company. The repurchase of these shares is recorded as treasury stock on the Company’s Condensed Consolidated Balance Sheets as of December 31, 2020 and is intended to be added to the overall pool of stock available to be utilized for future option/stock award issuances to other employees of the organization.

On January 8, 2021, the Company’s Board of Directors approved a share repurchase of 148,440 shares of common stock for an aggregate price of $0 from a founder of the Company. The repurchase of these shares is recorded as treasury stock on the Company’s Condensed Consolidated Balance Sheets as of March 31, 2021 and is intended to be added to the overall pool of stock available to be utilized for future option/stock award issuances to other employees of the organization.

10. Net income (loss) per share

The table below sets forth the computation of basic and diluted income (loss) per share. All shares and per share amounts have been adjusted for an approximately 8.25-for-1 share forward stock split which took effect on April 28, 2021 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2021
Basic and diluted:
Net income (loss)	$3,420	$(7,442)

Basic weighted-average number of common shares outstanding	67,334,111	66,875,469
Effect of dilutive shares	9,771,308	─
Diluted weighted-average number of common shares outstanding	77,105,419	66,875,469

Basic income (loss) per share	$0.05	$(0.11)
Diluted income (loss) per share	$0.04	$(0.11)

For purposes of computing diluted net income per share, weighted-average common shares do not include potentially dilutive securities that are anti-dilutive. The following potentially dilutive securities were excluded (in thousands):

	Three Months Ended March 31,
	2020	2021
Shares of common stock issuable under stock option plans outstanding	526	8,197
Shares of common stock issuable upon vesting of restricted stock awards	825	15,463
Potential common shares excluded from diluted net loss per share	1,351	23,660

11.      Income Taxes

For the three months ended March 31, 2020 and 2021, the Company recorded an income tax benefit of $0.16 million and $0.02 million, respectively. The income tax benefit recorded for both the three months ended March 31, 2020 and 2021, was lower than the statutory tax rate of 21% primarily due to a valuation allowance established against the U.S deferred tax assets. On March 27, 2020, the CARES Act among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income tax. The Company recorded a discrete income tax benefit during the first quarter of 2020 related to an NOL carryback refund of approximately $0.2 million.

       As of March 31, 2021, the Company had total unrecognized tax benefits of approximately $0.09 million. All of our gross unrecognized tax benefits, if recognized, would affect our effective tax rate. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of March 31, 2021, the Company had not accrued any interest or penalties related to unrecognized tax benefits.

12.      Segment Information

The Company has one segment: manufacturing and servicing of Voyager Tracker. The Company's Chief Executive Officer (the chief operating decision maker) views and evaluates operations, manages resource allocations, and measures performance based on the results of the Company’s reportable operating segment under its management reporting system. The application of this structure permits us to align our strategic business initiatives and corporate goals in a manner that best focuses our businesses and support operations for success.

The following table summarizes the Company’s total revenue by geographic area based on the billing address of the customers (in thousands):

	Three Months Ended March 31,
	2020	2021
United States	$32,315	$65,644
Other	61	63
Total net revenue	$32,376	$65,707

Other than the United States, no other individual country exceeded 10% or more of total revenue during the three months ended March 31, 2021.

13.      Related Parties

On July 21, 2020, the Company’s Board of Directors approved a share repurchase of 9,896,666 shares of common stock for an aggregate price of $0 from a founder of the Company.

On January 8, 2021, the Company’s Board of Directors approved a share repurchase of 148,440 shares of common stock for an aggregate price of $0 from a founder of the Company.

There were no other material related-party transactions during the three months ended March 31, 2021.

14.      Subsequent Events

Revolving Credit Facility

On April 30, 2021, the Company entered into a $100 million senior secured revolving credit facility, by and among the Company, as borrower, the several financial institutions from time to time parties thereto, and Barclays Bank PLC, as an issuing lender, the swingline lender and as administrative agent (the “Credit Agreement”). The Credit Agreement has an initial three-year term and it will be used for working capital and for other general corporate purposes. The Company has not made any draws on the revolving credit facility.

The Credit Agreement includes the following terms: (i) aggregate commitments of up to $100 million, with letter of credit and swingline sub-limits; (ii) customary base rate and LIBOR-based interest rates, with initial margins of 2.25% and 3.25% per annum, respectively; (iii) initial commitment fees of 0.50% per annum; (iv) initial letter of credit fees of 3.25% per annum; and (v) other customary terms for a corporate revolving credit facility. The facility will be secured by a first priority lien on substantially all of the Company’s assets, subject to certain exclusions, and customary guarantees.

The Credit Agreement includes certain financial condition covenants that the Company is required to satisfy. These covenants include minimum adjusted EBITDA, liquidity, net leverage ratio and interest coverage ratio as defined in the Revolving Credit Facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes and other information included in our prospectus which includes our audited financial statements for the year ended December 31, 2019 and 2020 and this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and timing of selected events could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” included in our prospectus. Additionally, our historical results are not necessarily indicative of the results that may be expected in any future period.

This discussion and analysis of our financial condition and results of operations contain the presentation of Adjusted EBITDA and Adjusted Net Income, which are not presented in accordance with GAAP. Adjusted EBITDA and Adjusted Net Income are being presented because they provide the Company and readers of this Form 10-Q with additional insight into our operational performance relative to earlier periods and relative to our competitors. We do not intend Adjusted EBITDA and Adjusted Net Income to be substitutes for any GAAP financial information. Readers of this Form 10-Q should use Adjusted EBITDA and Adjusted Net Income only in conjunction with Net Income, the most comparable GAAP financial measure. Reconciliations of Adjusted EBITDA and Adjusted Net Income to Net Income, the most comparable GAAP measure, is provided in Non-GAAP Financial Matters.

Overview

We are a global provider of advanced solar tracker systems. Our trackers are supported by proprietary software designed to increase energy production yield from our tracker systems. We also support our customers in project design and development by providing value-added engineering services that assist customers in optimizing our products and reducing total project costs. Our mission is to provide differentiated products, software and services that maximize energy generation and cost savings for our customers. We believe achieving our mission will help facilitate the continued growth and adoption of solar power globally. Trackers significantly increase the amount of solar energy produced at a solar installation by moving solar panels throughout the day to maintain an optimal orientation relative to the sun. Our systems offer efficiency gains relative to other tracker systems due to our tracker’s enhanced design, which includes a two-panel in-portrait format and independent rows, and its optimization for use with bifacial panels. Additionally, these efficiency gains can be enhanced by our proprietary software solutions. Our customers include leading project developers, solar asset owners and EPC contractors that design and build solar energy projects. Our team of experienced renewable energy professionals is focused on delivering compelling value to customers across the full solar energy project lifecycle, including at the development, construction and operations phases.

Our corporate headquarters and testing lab is located in Austin, Texas, and we have a training and technology development site in Aurora, Colorado. To assist with our global expansion effort, we have grown our sales and support network abroad, with employees located in Australia, India, the Middle East, China, Europe, South Africa, and South-East Asia as of March 31, 2021. As of March 31, 2021, we had 207 full-time employees.

We currently offer tracking and software solutions targeting the utility-scale solar energy markets to current and potential customers in the United States, Asia, the Middle East, North Africa, Europe, South America and Australia. In 2020 and as of March 31, 2021, we derived the majority of our revenue from EPC contractors in the United States. We expect this revenue profile to shift over time as project developers and solar asset owners make more direct purchases of solar installations and as we continue to expand our global footprint in Latin America, Europe and certain other markets. We derived 86% of all of our revenue from tracker system sales for the three months ended March 31, 2021. During this same period, substantially all of our revenues were derived from sales to our customers in the United States. We have maintained focus on our growth strategy throughout the quarter ended March 31, 2021. We also secured the first order of our SunPath performance enhancing software product which we introduced at the end of 2020. Our SunPath product boosts project energy production yield. Our solution is differentiated from other products in the marketplace by eliminating row-to-row shading, optimizing capture of diffuse light and increasing the system yield. We estimate this enables customers to achieve up to a 6% increase in energy yield at a solar installation. We also launched a large format module tracker system in January of 2021.  We currently have customer projects utilizing this large format tracker system. With the industry seeing increasing interest in large format modules, we are providing tracker systems that are compatible with a wide variety of module sizes and configurations, while maintaining the format and installation speed in portrait orientation.  FTC is committed to providing innovative solutions designed to benefit our customers and deliver value.

Key Factors Affecting Our Performance

Investment in Technology and Personnel. We invest in both the people and technology behind our products. We intend to continue making significant investments in the technology for our products and expansion of our patent portfolio to attract and retain customers, expand the capabilities and scope of our products, and enhance user experience. We also intend to make significant investments to attract and retain employees in key positions, including sales leads, engineers, software developers, quality assurance personnel, supply chain personnel, product management, and operations personnel, to help us drive additional efficiencies across our marketplace and, in the case of sales leads, to continue to enhance and diversify our sales capabilities, including international expansion.

Megawatts Shipped and Average Selling Price. The primary operating metric we use to evaluate our sales performance and to track market acceptance of our products is the change in megawatts (MW) shipped from period to period. MW are measured for each individual project and are calculated based on the expected output of that project once installed and fully operational. We also utilize metrics related to price and cost of goods sold per MW, including the change in average selling price (“ASP”) from period to period and cost per watt. ASP is calculated by dividing total revenue by total MW and cost per watt is calculated by dividing total costs of goods sold by total MW. These metrics enable us to evaluate trends in pricing, manufacturing cost and profitability.

Government Regulations. Changes in the U.S. trade environment, including the imposition of import tariffs, continue to affect the amount and timing of our revenue, results of operations and cash flows. Escalating trade tensions, particularly between the United States and China, have led to increased tariffs and trade restrictions, including tariffs applicable to certain raw materials and components for our products. We have taken measures with the intention of mitigating the effect of tariffs on our business by reducing our reliance on China. In 2019, 90% of our supply chain was sourced from China. As of March 31, 2021, we have qualified suppliers outside of China for all our commodities and reduced the extent to which our supply chain for U.S.-based projects is subject to existing tariffs. We have entered into partnerships with manufacturers in the United States, Mexico, Canada, Spain, Brazil, Turkey, Saudi Arabia, India, China, Vietnam and Korea to diversify our supply chain and optimize costs.

Impact of the COVID-19 Pandemic

In March of 2020, the World Health Organization declared that the worldwide spread and severity of a new coronavirus, referred to as COVID-19, was severe enough to be characterized as a pandemic. In response to the continued spread of COVID-19, governmental authorities in the United States and around the world have imposed various restrictions designed to slow the pace of the pandemic, including restrictions on travel and other restrictions that prohibit employees from going to work, including in cities where we have offices, employees, and customers, causing severe disruptions in the worldwide economy. While our day-to-day operations have been affected, the impact has been less pronounced as most of our staff has worked remotely and continued to develop our product offerings, source materials and install our products. However, we have experienced significant supply chain disruptions that have caused delays in product deliveries due to diminished vessel capacity and port detainment of vessels as a consequence of the COVID-19 pandemic, which have contributed to an increase in lead times for delivery of our tracker systems. The reduced capacity for logistics is causing increases in logistics costs. We also experienced a COVID-related supplier production slowdown in India at the end of March 2021. Additionally, ground operations at project sites have been impacted by health-related restrictions, shelter-in-place orders and worker absenteeism, which resulted in delays in project completion in 2020, and these restrictions have also hindered our ability to provide on-site support to our customers and conduct inspections of our contract manufacturers. Management will continue to monitor the impact of the global situation on our financial condition, cash flows, operations, contract manufacturers, industry, workforce and customer relationships.

Key Components of Our Results of Operations

The following discussion describes certain line items in our condensed consolidated statements of operations.

Revenue

We generate our revenue in two streams – Product revenue and Service revenue. Product revenue is derived from the sale of Voyager Trackers, customized components of Voyager Trackers, individual part sales for certain specific transactions and sale of term-based software licenses. Revenue from the sale of Voyager Trackers and customized components of Voyager Trackers is recognized over time as work progresses, utilizing an input measure of progress determined by cost incurred to date relative to total expected cost on these projects to correlate with our performance in transferring control over Voyager Trackers and its components. Revenue from the sale of a Voyager Tracker’s individual parts is recognized point-in-time as and when control transfers based on the terms of the contract. Revenue from sale of term-based software licenses is recognized upon transfer of control to the customer. Service revenue includes revenue from shipping and handling services, subscription-based enterprise licensing model and maintenance and support services in connection with the term-based software licenses. Revenue for shipping and handling services is recognized over time based on shipping terms of the arrangements. Subscription revenue, which is derived from a subscription-based enterprise licensing model, and support revenue, which is derived from ongoing security updates and maintenance, are generally recognized on a straight-line basis over the term of the contract.

Our customers include project developers, solar asset owners and EPC contractors that design and build solar energy projects. For each individual solar project, we enter into a contract with our customers covering the price, specifications, delivery dates and warranty for the products being purchased, among other things. Our contractual delivery period for Voyager Trackers and related parts can vary between eight weeks and 16 weeks. Contracts can range in value from tens of thousands to tens of millions of dollars.

Our revenue is affected by changes in the volume and ASP of our solar tracking systems purchased by our customers and volume of sales of software products and engineering services, among other things. The ASP of our solar tracker systems and quarterly volume of sales is driven by the supply of, and demand for, our products, changes in product mix, geographic mix of our customers, strength of competitors’ product offerings and availability of government incentives to the end-users of our products. Additionally, our revenue may be impacted by seasonality and variability related to ITC step-downs and construction activity as well as inclement weather conditions.

Our revenue growth is dependent on continued growth in the number of solar tracker projects, software sales and engineering services we win in competitive bidding processes.  Our growth targets are impacted by our ability to increase our market share in each of the geographies in which we currently compete and to expand our global footprint to new emerging markets. To support this planned growth, we must grow our production capabilities to meet demand and continue to develop and introduce new and innovative products that address the changing technology and performance requirements of our customers.

Cost of Revenue and Gross Profit

Cost of revenue consists primarily of Voyager Trackers’ raw material costs, including purchased components, as well as costs related to freight and delivery, product warranty, supply chain personnel and consultants, insurance and customer support. Personnel costs include both direct labor costs as well as costs attributable to any individuals whose activities relate to the procurement, installation and delivery of the finished product and provision of services.

We subcontract to third party contract manufacturers to manufacture and deliver our products directly to our customers. Our product costs are affected by the underlying cost of raw materials procured by these contract manufacturers, including steel and aluminum; component costs, including electric motors and gearboxes; technological innovation in manufacturing processes; and our ability to achieve economies of scale resulting in lower component costs. We do not currently apply financial hedges against changes in the price of raw materials, but we continue to explore opportunities to mitigate the risks of foreign currency and commodity fluctuations through the use of hedges and foreign exchange lines of credit. The industry is currently experiencing rising steel and logistics costs. We do not have any multi-year contracts with unhedged steel exposure. We fix our steel input prices as close to signing a customer purchase order as possible. We also recently expanded our global supply chain which has improved our ability to secure necessary supplies and further diversifies us on key components and positions us with additional flexibility moving forward. Subsequent to the quarter ended March 31, 2021, we entered into contracts to provide more certainty for a substantial portion of the steel commodities required for our anticipated production in the second half of the year.

Gross profit may vary from quarter-to-quarter and is primarily affected by our ASP, product costs, product mix, customer mix, geographical mix, shipping method and costs, warranty costs and seasonality.

Operating Expenses

Operating expenses consist of research and development expenses, selling and marketing expenses and general and administrative expenses. Personnel-related costs are the most significant component of our operating expenses and include salaries, benefits, bonuses, commissions and stock-based compensation expenses.

Our full-time employee headcount in research and development, selling and marketing and general and administrative capacities has grown as we invested in new employees to support our growth and operations as a publicly traded company.

The timing of these additional hires could materially affect our operating expenses in any particular period, both in absolute dollars and as a percentage of revenue. We expect to continue to invest substantial resources to support our growth and anticipate that each of the following categories of operating expenses will increase in absolute dollar amounts for the foreseeable future.

Research and Development Expenses

Research and development expenses consist primarily of salaries, employee benefits, stock-based compensation expenses and travel expenses related to our engineers performing research and development activities to originate, develop and enhance our products. Additional expenses include consulting charges, component purchases, legal fees for registering patents and other costs for performing research and development on our software products.

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of salaries, employee benefits, stock-based compensation expenses and travel expenses related to our selling and marketing and business development personnel. Additionally, selling and marketing expenses include costs associated with professional fees and support charges for software subscriptions and licenses, trade shows and conventions.

We expect an increase in the number of selling and marketing personnel in connection with the expansion of our global selling and marketing footprint as we enter new markets. The majority of our selling and marketing expenses for the period ended March 31, 2020 were related to sales to customers in the United States and business development in other parts of the world. As of March 31, 2021, we have a sales presence in the United States, Australia, India, the Middle East, China, Europe, South Africa, and South-East Asia. We intend to continue to expand our sales presence and marketing efforts to additional countries.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, employee benefits, stock-based compensation expenses, and travel expenses related to our executives, finance team, and the administrative employees. It also consists of legal, consulting, and professional fees, rent and lease expenses pertaining to our international offices, business insurance costs and other costs. We will incur additional audit, tax, accounting, legal and other costs related to compliance with applicable securities and other regulations, as well as additional insurance, investor relations and other costs associated with being a public company.

Non-Operating Expenses and Other Items

Interest Expense

Interest expense consists of interest payments related to a revolving line of credit with Western Alliance Bank, which was scheduled to mature on June 10, 2021 (See “Debt Obligations” below) but was paid off during the quarter ended March 31, 2021.

Gain on extinguishment of debt

Gain on extinguishment of debt is the result of a forgiveness of a loan effective January 20, 2021 (See “Debt Obligations” below) under the SBA’s Paycheck Protection Program (PPP).

Income Taxes

Benefit from income taxes consists primarily of income taxes related to foreign and state jurisdictions in which we conduct business.

Income (Loss) from Unconsolidated Subsidiary

Income (loss) from unconsolidated subsidiary is comprised of income/expense allocation from our equity method investment.

Results of Operations

The following tables summarizes our results of operations as well as other financial data management considers meaningful for the three months ended March 31, 2021 and 2020. This information should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The results of historical periods are not necessarily indicative of the results of operations for any future period.

	Three Months Ended
	March 31,
	2020	2021
	(dollars in thousands)
Revenue:
Product revenue	$30,469	$56,462
Service revenue	1,907	9,245
Total revenue	32,376	65,707
Cost of revenue (a):
Product cost of revenue	23,747	54,996
Service cost of revenue	1,649	10,592
Total cost of revenue	25,396	65,588
Gross profit	6,980	119
Operating expenses
Research and development (a)	1,094	1,954
Selling and marketing (a)	515	1,100
General and administrative (a)	2,475	5,084
Total operating expenses	4,084	8,138
Income (loss) from operations	2,896	(8,019)
Interest expense	(112)	(14)
Gain on extinguishment of debt	—	790
Income (loss) before income taxes	2,784	(7,243)
Benefit from income taxes	158	19
Income (loss) from unconsolidated subsidiary	478	(218)
Net income (loss)	$3,420	$(7,442)
Other comprehensive income (loss):
Foreign currency translation adjustments	8	(1)
Comprehensive income (loss)	$3,428	$(7,443)

(a)
Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
	2020	2021
Cost of revenue	$82	$66
Research and development	16	15
Selling and marketing	9	9
General and administrative	351	359
Total stock-based compensation expense	$458	$449

Comparison of the Three Months ended March 31, 2020 and 2021

Product Revenue

Product revenue for the three months ended March 31, 2021 was $56.5 million an increase of $26.0 million, or 85.3%, as compared to $30.5 million for the three months ended March 31, 2020, primarily driven by a 104% increase in MW shipped and a slight decrease in ASP. During the quarter ended March 31, 2021, 70% of the MW shipped were to new customers that we did not have in the quarter ended March 31, 2020 and 30% represented new projects with customers we worked with in the quarter ended March 31, 2020. The revenue was generated by customer projects located in the United States.

Service Revenue

Service revenue for the three months ended March 31, 2021 was $9.2 million, an increase of $7.3 million, or 384.2%, as compared to $1.9 million for the three months ended March 31, 2020, primarily driven by an increase in shipping and logistics revenue on Voyager Tracker sales due to a 104% increase in MW shipped to our U.S. customers and a small increase in ASP. In the period ended March 31, 2020, 65% of the MW shipped were related to individual part sales as customers sought to take advantage of safe harbor rules. Revenue recognized for these part sales, including shipping and handling revenue, are recorded at a point in time and included in product sales during the period delivered.

Cost of Revenue and Gross Profit

Cost of revenue for the three months ended March 31, 2021 was $65.6 million, an increase of $40.2 million, or 158.3%, as compared to $25.4 million for the three months ended March 31, 2020, primarily driven by the aforementioned increase in MW shipped. Cost per MW increased quarter over quarter due to increases in steel prices and logistics cost. Our approach when we receive a contract from our customers, is to place the related supply purchase orders for tracker components as soon as possible thus locking our costs for commodities like steel. We increased our head count in operations to support our rapid growth which is reflected in significantly higher overhead costs. Cost of revenue for the three months ended March 31, 2021 was also impacted by approximately $2.5 million in expenditures related to certain retrofits, remediations and product reconfigurations for certain of our solar tracker systems that had been previously installed, or were in the process of being installed, at customer sites. We undertook these activities after identifying these opportunities for such systems for our customers.

Gross margin was negatively impacted by increased logistics costs that we were not able to pass on to our customers, higher overhead costs and the expenses associated with remediation and retrofits. Our gross profit for the three months ended March 31, 2021 decreased by $6.9 million, or 98%, as compared to the three months ended March 31, 2020 due to the above stated reasons. The gross profit for the three months ended March 31, 2020 benefitted from a higher mix of safe harbor projects which carried a higher margin as customers were seeking to take advantage of the expected step down in investment tax credit.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2021 were $2.0 million, an increase of $0.9 million, or 78%, as compared to $1.1 million for the three months ended March 31, 2020. The increase in expenses was primarily attributable to an increase of $.3 million in personnel-related expenses, due to a net increase in headcount for the research and development of our products and an increase of $0.5 million in facilities and equipment related expenses.  Research and development expenses as a percentage of revenue were 3% for the three months ended March 31, 2020 and 2021.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended March 31, 2021 were $1.1 million, an increase of $0.6 million, or 114%, as compared to $0.5 million for the three months ended March 31, 2020. The increase in selling and marketing expenses was primarily attributable to an increase in personnel-related expenses, due to a net increase in headcount to support our international expansion plans.  Selling and marketing expenses as a percentage of revenue for the three months ended March 31, 2020 and 2021 was approximately 2%.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2021 were $5.1 million, an increase of $2.6 million, or 105%, as compared to $2.5 million for the three months ended March 31, 2020. The increase in general and administrative expenses was primarily attributable to an increase of $0.8 million in personnel-related expenses, including stock-based compensation expense due to a net increase in headcount, an increase of $1.1 million in professional fees for consulting, legal and accounting services, an increase of $0.3 million in business insurance costs and an increase of $0.1 million pertaining to rent, lease and other office expenses in line with an increase in headcount. General and administrative expenses as a percentage of revenue was approximately 8% for the three months ended March 31, 2020 and 2021.

Interest Expense

Interest expense consists of interest expense in connection with our revolving line of credit with Western Alliance Bank, was scheduled to mature on June 10, 2021 (See “Debt Obligations” below) but was paid off during the quarter ended March 31, 2021.

Income (loss) from Unconsolidated Subsidiary

(Loss) from unconsolidated subsidiary for the three months ended March 31, 2021 was $0.2 million, a decrease of $0.7 million, or 145%, as compared to a $0.5 million income for the three months ended March 31, 2020. This decrease resulted from recording $218 thousand of loss from our investment in Dimension Energy LLC (“Dimension”) for the three months ended March 31, 2021, as compared to income from such investment for the three months ended March 31, 2020. Dimension is a community solar developer based in Atlanta, Georgia that provides renewable energy solutions for local communities in the United States. This decrease was primarily due to the fact that Dimension recognized a loss for the three months ended March 31, 2021 as projects did not reach performance obligation milestones to recognize revenue.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through sales of shares of common stock, issuance of debt and payments from our customers. Our ability to generate positive cash flow from operations is dependent on contract payment terms and the strength of our gross margins. We believe that operating cash flows and the cash generated by our IPO will be sufficient to meet our near term future cash needs. Please see our subsequent event footnote for information on a revolving credit facility agreement we entered into in April 2021.

We intend to maintain appropriate debt levels based upon cash flow expectations, our overall cost of capital and expected cash requirements for our operations, such as systems and project development activities in certain international regions. Any incremental debt financings could result in increased debt service expenses and/or restrictive covenants, which could limit our ability to pursue our strategic plans.

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended
	March 31,
	2020	2021
	(in thousands)
Net cash used in operating activities	$(6,300)	$(26,988)
Net cash used in investing activities	─	(85)
Net cash provided by (used in) financing activities	30,000	(961)
Effect of exchange rate changes on cash and restricted cash	8	1
Increase (decrease) in cash and restricted cash	$23,708	$(28,033)

Operating Activities

For the three months ended March 31, 2020, net cash used in operating activities was $6 million, primarily due to a net income of $3.4 million and an increase of $9.0 million in prepaid and other current assets, $11.6 million in deferred revenue, $4.3 million in accrued expenses and a decrease of $3.4 million in receivables and $4.1 million in inventories.

For the three months ended March 31, 2021, net cash used in operating activities was $27 million, primarily due to a net loss of $7.4 million which is reflective of our current investment in growing our operations and expanding our presence to additional countries. This reflects an increase of $20.2 million in receivables, $2.6 million in inventory, $2.9 million in prepaids, $3.6 million in other current assets, $12.9 million in accounts payable, $10.4 million in accrued expenses and a decrease of $14.8 million in deferred revenue.

Investing Activities

For the three months ended March 31, 2021, net cash used in investing activities was $0.1 million, which was attributable to the purchase of property and equipment.

Financing Activities

For the three months ended March 31, 2020, net cash provided by financing activities was $30 million which was from the sale of stock.

For the three months ended March 31, 2021, net cash used in financing activities was $1.0 million which was attributable to paying off the Western Alliance Bank revolving line of credit facility.

.

Debt Obligations

Revolving Line of Credit

On June 17, 2019, we entered into a revolving line of credit agreement with the Western Alliance Bank for a total aggregate principal amount of $1.0 million, which was scheduled to mature on June 10, 2021. As of March 31, 2021, the outstanding balance for the revolving line of credit was paid in full and the revolving credit line was closed.

Paycheck Protection Program

On April 30, 2020, we received a PPP loan pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in the amount of $0.8 million. The PPP loan has a two-year term maturing on April 30, 2022 and bears a fixed interest rate of 1%. Under the terms of the CARES Act the loan is eligible for forgiveness, in part or whole, if the proceeds are used to retain and pay employees and for other qualifying expenditures. The PPP loan and the related accrued interest were fully forgiven on January 20, 2021.

Non-GAAP Financial Measures

Adjusted EBITDA, Adjusted Non-GAAP Net Income (Loss) and Adjusted Non-GAAP Net Income (Loss) Per Share (“ Adjusted EPS”)

We present Adjusted EBITDA, Adjusted Non-GAAP Net Income (Loss) and Adjusted EPS as supplemental measures of our performance. We define Adjusted EBITDA as net loss plus (i) income tax benefit, (ii) interest expense, (iii) depreciation expense, (iv) amortization of intangibles, (v) stock-based compensation (vi) gain on extinguishment of debt, (vii) other costs (viii) (income) loss from unconsolidated subsidiary. We define Adjusted Net Income (Loss) as net income (loss) plus (i) amortization of intangibles, (ii) stock-based compensation, (iii) gain on extinguishment of debt, (iv) other costs, (v) (income) loss from unconsolidated subsidiary and (vi) income tax benefit of adjustments. Adjusted EPS is defined as Adjusted Non-GAAP Net Income (Loss) Per Share basis using the weighted average basic and diluted shares outstanding.

Adjusted EBITDA, Adjusted Non-GAAP Net Income (Loss) and Adjusted EPS are intended as supplemental measures of performance that are neither required by, nor presented in accordance with, U.S. generally accepted accounting principles (“GAAP”). We present Adjusted EBITDA, Adjusted Non-GAAP Net Income (Loss) and Adjusted EPS because we believe they assist investors and analysts in comparing our performance across reporting periods on an ongoing basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Adjusted EBITDA, Adjusted Non-GAAP Net Income (Loss) and Adjusted EPS to evaluate the effectiveness of our business strategies.

Among other limitations, Adjusted EBITDA, Adjusted Non-GAAP Net Income (Loss) and Adjusted EPS do not reflect (i) our cash expenditures, or future requirements, for capital expenditures or contractual commitments, and (ii) the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations. Further, the adjustments noted in Adjusted EBITDA do not reflect the impact of any income tax expense or benefit. Additionally, other companies in our industry may calculate Adjusted EBITDA, Adjusted Non-GAAP Net Income (Loss) and Adjusted EPS differently than we do, which limits its usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA, Adjusted Non-GAAP Net Income (Loss) and Adjusted EPS should not be considered in isolation or as substitutes for performance measures calculated in accordance with GAAP and you should not rely on any single financial measure to evaluate our business. These Non-GAAP financial measures, when presented, are reconciled to the most closely applicable GAAP measure as disclosed below.

The following table reconciles Net Income (Loss) to Adjusted EBITDA for the three months ended March 31, 2020 and 2021, respectively:

	Three Months Ended
	March 31,
	2020	2021
	(in thousands)
Net income (loss)	$3,420	$(7,442)
Income tax (benefit)	(158)	(19)
Interest expense, net(a)	112	14
Depreciation expense	3	9
Amortization of intangibles(b)	33	─
Stock-based compensation(c)	458	449
(Gain) on extinguishment of debt(d)	─	(790)
Other costs (e)	─	897
(Income) loss from unconsolidated subsidiary(f)	(478)	218
Adjusted EBITDA	$3,390	$(6,664)

(a) Represents interest expense, annual amortization of debt issuance cost and loss on debt extinguishment in connection with our Secured Promissory Notes, and a revolving line of credit with Western Alliance Bank.

(b) Represents amortization expense related to developed technology.

(c) Represents stock-based compensation expense.

(d) Represents a gain on extinguishment of debt resulting from forgiveness of a loan under the SBA’s Paycheck Protection Program. See “Note -7 Debt and Other Borrowings”

(e) Represents consulting fees in connection with operations and finance.

(f) Represents results of an entity that we do not consolidate, as our management excludes these results when evaluating our operating performance.

The following table reconciles Net Income (Loss) to Adjusted Non-GAAP Net Income (Loss) and Adjusted EPS for the three months ended March 31, 2020 and 2021, respectively. All shares and per share amounts have been adjusted for a approximately 8.25-for-1 share forward stock split which took effect on April 28, 2021:

	Three Months Ended
	March 31,
	2020	2021
	(in thousands, except per share data)
Net income (loss)	$3,420	$(7,442)
Amortization of intangibles	33	─
Stock-based compensation	458	449
(Gain) on extinguishment of debt	─	(790)
Other costs	─	897
(Income) loss from unconsolidated subsidiary	(478)	218
Income tax expense of adjustments(a)	(3)	(8)
Adjusted Non-GAAP net income (loss)	$3,430	$(6,676)

Adjusted Non-GAAP net income (loss) per share (Adjusted EPS)
Basic	$0.05	$(0.10)
Diluted	$0.04	$(0.10)

Weighted-average Non-GAAP common shares outstanding:
Basic	67,334,111	66,875,469
Diluted	77,105,419	66,875,469

(a) Represents incremental tax expense of adjustments made to reconcile Net Income (Loss) to Adjusted Non-GAAP Net Income (Loss) driven from (Income) loss from unconsolidated subsidiary.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity.

Recently Issued Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements included elsewhere in this report.

Critical Accounting Policies and Significant Management Estimates

The preparation of our interim unaudited condensed consolidated financial statements in accordance with GAAP requires estimates, judgments and assumptions that affect the reported amounts and classifications of assets and liabilities, revenues and expenses and the related disclosures of contingent liabilities in our interim unaudited condensed consolidated financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the following critical accounting policies and estimates:

•
Revenue recognition;
•
Equity method investments
•
Warranties;
•
Stock-based compensation;
•
Deferred revenues
•
Leases;
•
Contingent consideration; and
•
Income taxes.

We have other key accounting policies which involve the use of estimates, judgments and assumptions that are significant to understanding our results. See Note 2 - Summary of Significant Accounting Policies to the interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Of those policies, we believe that the accounting policies enumerated above involve the greatest degree of complexity and exercise of judgment by our management.

During the three months ended March 31, 2021, there were no significant changes in our critical accounting policies or estimates which were included in the condensed consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2020, which are included in our financial statements for the fiscal year ended December 31, 2020, which are included in the Company’s final prospectus (the “IPO Prospectus”) for its initial public offering (“IPO”) dated as of April 29, 2021 and filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”).

We evaluate our estimates, judgments and assumptions on an ongoing basis, and while we believe that our estimates, judgments and assumptions are reasonable, they are based upon information available at the time. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of customer concentrations and fluctuations in steel, aluminum and logistics/transportation prices. We do not hold or issue financial instruments for trading purposes.

Commodity Price Risk

We subcontract to various contract manufacturers, who manufacture and deliver products directly to our customers. We, therefore, do not procure raw materials and commodities directly. We are subject to indirect risk from fluctuating market prices of certain commodity raw materials, including steel and aluminum, that are used in our products, through our contract manufacturers, as increases in these commodity prices would increase our cost of procuring subcontracting services. Prices of these raw materials may be affected by supply restrictions or other market factors from time to time. Significant price increases for these raw materials could reduce our operating margins if we are unable to recover such increases in costs from our customers, and could harm our business, financial condition and results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that the information relating to our Company, including our consolidated subsidiary, required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow for timely decisions regarding required disclosure. We conducted an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the evaluation date, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting, as described below.

Previously Reported Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. During the course of preparing for our IPO and as reported in the IPO

Prospectus, we identified a material weakness in our internal control over financial reporting as we did not design and maintain effective controls over financial reporting that constituted the following material weaknesses:

• We did not have a sufficient complement of experienced personnel with the requisite technical knowledge of public company accounting and reporting and for non-routine, unusual or complex transactions. This material weakness contributed to the following material weaknesses.

• We did not design and maintain adequate controls over the period-end close and financial reporting process including establishment of accounting policies and procedures, certain account reconciliations, cut-off, segregation of duties, journal entries and financial statement preparation. This material weakness contributed to material adjustments in the 2019 consolidated financial statements principally, but not limited to, the following areas: definite-lived intangibles, warranty obligation, cut-off of revenue transactions and related cost of sales.

• We did not design and maintain effective information technology general controls (ITGC) over the IT systems used for preparation of the financial statements. Specifically, we did not design and maintain (i) program change management controls to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs and data to appropriate Company personnel; and (iii) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements.

Although there were no material adjustments to the consolidated financial statements as a result of IT deficiencies, these IT deficiencies, when aggregated, could impact the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, we have determined that these IT deficiencies in the aggregate constitute a material weakness

Additionally, the above material weaknesses could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement of the annual or interim financial statements that would not be prevented or detected. As a result of the material weaknesses in internal control over financial reporting identified above, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2021 based on the criteria set forth in “Internal Control—Integrated Framework” issued by COSO.

Status of Remediation Plan

Our remediation efforts for these material weaknesses have included the following:

• We have hired additional accounting personnel from the finance and accounting profession with experience in publicly traded companies;

• We utilized third-party consultants and specialists to supplement our internal resources;

• We have drafted and implemented new accounting policies and procedures;

• We plan to implement processes and procedures to monitor and evaluate the effectiveness of our ITGC controls on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as we find necessary.

We plan to continue to assess our internal controls and procedures and implement processes and procedures to remediate these material weaknesses.

Changes in Internal Control

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to routine legal proceedings in the normal course of operating our business.

Currently there are no claims or proceedings against us that we believe will have a material adverse effect on our business, financial condition, results of operations or cash flows.

On April 21, 2021, FCX, filed a lawsuit against us in the United States District Court for the Southern District of New York. The complaint alleges breach of contract and tort claims related to a patent license agreement and consulting relationship between FCX and us. FCX seeks damages of approximately $134 million in the lawsuit. Our response to the complaint will be filed on or before July 2, 2021. On May 29, 2021, FCX filed a lawsuit against us in the United States District Court for the Western District of Texas, alleging a claim for patent infringement related to U.S. Patent No. 10,903,782. FCX seeks an unspecified amount of damages, including past and future royalties, and injunctive relief. Our response to that complaint will be filed on or before June 23, 2021. We believe the claims asserted in the lawsuits are without merit, and we plan to vigorously defend against them. However, the outcome of any legal proceedings is inherently uncertain, and any judgment, ruling, fine, penalty, or injunctive relief entered against us or any adverse settlement could negatively affect our business, results of operations, and financial condition.

ITEM 1A.           RISK FACTORS

This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors included in our Prospectus. There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our Prospectus which is included in the Company’s final prospectus (the “IPO Prospectus”) for its initial public offering (“IPO”) dated as of April 29, 2021 and filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of proceeds from Initial Public Offering of Common Stock

On April 30, 2021, we closed the IPO in which we issued and sold 19,840,000 shares of our common stock at a public offering price of $13.00 per share.

The offer and sale of all of the shares of our common stock in the IPO was registered under the Securities Act pursuant to our Registration Statements on Form S-1, as amended (File No. 333-254797), which became effective on April 27, 2021. Barclays, BofA Securities, Credit Suisse and UBS Investment Bank acted as joint book-running managers and representatives of the underwriters for the IPO. HSBC, Cowen, Simmons Energy | A Division of Piper Sandler, Raymond James and Roth Capital Partners acted as co-managers for the IPO.

We received aggregate proceeds of $241.2 million from the IPO, net of approximately $16.8 million in underwriting discount and commissions and before offering costs.

We used $54.2 million of the net proceeds of the IPO to purchase an aggregate of 4,455,384 shares of our common stock, some of which will result from the settlement of certain vested RSUs and the exercise of certain options in connection with this the IPO offering, from the Stock Repurchase Parties at the initial public offering price net of underwriters' fees and commissions.

We intend to use the remaining $187.0 million for offering costs, general corporate purposes, including working capital and operating expenses. We may also use a portion of such proceeds to acquire or invest in businesses, products, services or technologies, however, we do not have binding agreements or commitments for any material acquisitions or investments at this time.

There has been no material change in our planned use of the net proceeds from the IPO as described in the IPO prospectus.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number		Description
3.1	**

Amended and Restated Certificate of Incorporation of FTC Solar, Inc.(filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2021 and incorporated herein by reference).

3.2	**

Amended and Restated Bylaws of FTC Solar, Inc.(filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2021 and incorporated herein by reference).

3.3	*	Certificate of Correction of Amended and Restated Certificate of Incorporation (As Corrected June 8, 2021)
31.1	*	Certification of Chief Executive Officer Pursuant to SEC Rule 13a−14(a)/15d−14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer Pursuant to SEC Rule 13a−14(a)/15d−14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File ( formatted as Inline XBRL and contained in exhibit 101)

* Filed herewith

**Incorporated herein by reference

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FTC SOLAR, INC.

Date: June 8, 2021	/s/ Anthony P. Etnyre
Anthony P. Etnyre, Chief Executive Officer

Date: June 8, 2021	/s/ Patrick M. Cook
Patrick M. Cook, Chief Financial Officer