Form 10-Q
period 2021-06-30
FTC Solar, Inc.
filed 2021-08-11
CIK 1828161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer,’’ ‘‘smaller reporting company,’’ and ‘‘emerging growth company’’ in Rule 12b-2 of the Exchange Act.

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

As of July 31, 2021, 84,301,595 shares of the registrant's common stock were outstanding.

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

FTC Solar, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	December 31, 2020	June 30, 2021

ASSETS
Current assets
Cash	$32,359	$149,672
Restricted cash	1,014	—
Accounts receivable, net	23,734	46,981
Inventories	1,686	7,810
Prepaid and other current assets	6,924	30,950
Total current assets	65,717	235,413
Investments in unconsolidated subsidiary	1,857	—
Other assets	3,819	5,252
Total assets	$71,393	$240,665
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$17,127	$27,620
Line of credit	1,000	—
Accrued expenses and other liabilities	18,495	19,525
Accrued interest – related party	207	—
Deferred revenue	22,980	8,201
Total current liabilities	59,809	55,346
Long-term debt and other borrowings	784	—
Other non-current liabilities	3,349	4,547
Total liabilities	63,942	59,893
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock par value of $0.0001 per share, 10,000,000 shares authorized; none issued as of December 31, 2020 and June 30, 2021	—	—
Common stock par value of $0.0001 per share, 850,000,000 shares authorized; 66,155,340 and 84,301,595 shares issued and outstanding as of December 31, 2020 and June 30, 2021	1	8
Treasury stock, at cost; 9,896,666 and 10,762,566 shares as of December 31, 2020 and June 30, 2021	—	—
Additional paid-in capital	50,096	286,687
Accumulated other comprehensive income (loss)	(3)	3
Accumulated deficit	(42,643)	(105,926)
Total stockholders’ equity	7,451	180,772
Total liabilities and stockholders’ equity	$71,393	$240,665

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Revenue:
Product	$42,849	$35,755	$73,318	$92,217
Service	8,308	14,353	10,215	23,598
Total revenue	51,157	50,108	83,533	115,815
Cost of revenue:
Product	44,623	43,885	68,370	98,881
Service	7,916	22,280	9,565	32,872
Total cost of revenue	52,539	66,165	77,935	131,753
Gross profit (loss)	(1,382)	(16,057)	5,598	(15,938)
Operating expenses
Research and development	1,515	5,585	2,609	7,539
Selling and marketing	818	3,258	1,333	4,358
General and administrative (Note. 9)	2,243	51,063	4,718	56,147
Total operating expenses	4,576	59,906	8,660	68,044
Loss from operations	(5,958)	(75,963)	(3,062)	(83,982)
Interest expense	(121)	(200)	(233)	(214)
Gain from disposal in equity investment	-	20,619	-	20,619
Gain (loss) on extinguishment of debt	(41)	-	(41)	790
Other expense	-	(46)	-	(46)
Loss before income taxes	(6,120)	(55,590)	(3,336)	(62,833)
(Expense) benefit from income taxes	(19)	(115)	139	(96)
Loss from unconsolidated subsidiary	(637)	(136)	(159)	(354)
Net loss	$(6,776)	$(55,841)	$(3,356)	$(63,283)
Other comprehensive income (loss):
Foreign currency translation adjustments	(16)	7	(8)	6
Comprehensive loss	$(6,792)	$(55,834)	$(3,364)	$(63,277)
Net loss per share:
Basic	$(0.09)	$(0.70)	$(0.05)	$(0.87)
Diluted	$(0.09)	$(0.70)	$(0.05)	$(0.87)
Weighted-average common shares outstanding:
Basic	74,612,811	79,229,174	70,994,078	73,106,935
Diluted	74,612,811	79,229,174	70,994,078	73,106,935

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2019	—	$—	63,633,981	$1	—	$—	$18,273	$—	$(26,719)	$(8,445)
Restricted stock awards vested during the period	—	—	1,419,379	—	—	—	—	—	—	—
Issuance of common stock	—	—	9,162,976	—	—	—	30,000	—	—	30,000
Stock-based compensation	—	—	—	—	—	—	458	—	—	458
Net income	—	—	—	—	—	—	—	—	3,420	3,420
Other comprehensive income	—	—	—	—	—	—	—	8	—	8
Balance as of March 31, 2020	—	$—	74,216,336	$1	—	$—	$48,731	$8	$(23,299)	$25,441
Restricted stock awards vested during the period	—	—	594,712	—	—	—	—	—	—	—
Issuance of common stock	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	475	—	—	475
Net (loss)	—	—	—	—	—	—	—	—	(6,776)	(6,776)
Other comprehensive (loss)	—	—	—	—	—	—	—	(16)	—	(16)
Balance as of June 30, 2020	—	$—	74,811,048	$1	—	$-	$49,206	$(8)	$(30,075)	$19,124

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2020	—	$—	66,155,340	$1	9,896,666	$—	$50,096	$(3)	$(42,643)	$7,451
Restricted stock awards vested during the period	—	—	1,169,607	—	—	—	—	—	—	—
Repurchase of treasury stock	—	—	(148,440)	—	148,440	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	152,902	—	—	—	39	—	—	39
Stock-based compensation	—	—	—	—	—	—	449	—	—	449
Net (loss)	—	—	—	—	—	—	—	—	(7,442)	(7,442)
Other comprehensive (loss)	—	—	—	—	—	—	—	(1)	—	(1)
Balance as of March 31, 2021	—	$—	67,329,409	$1	10,045,106	$—	$50,584	$(4)	$(50,085)	$496

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Restricted stock awards vested during the period	—	—	2,244,242	—	—	—	—	—	—	—
Repurchase and retirement of common stock	—	—	(4,455,384)	(1)	—	—	(54,154)	—	—	(54,155)
Repurchase of treasury stock	—	—	(717,460)	—	717,460	—	—	—	—	—
Issuance of common stock in connection with IPO	—	—	19,840,000	2	—	—	241,153	—	—	241,155
Impact of stock split	—	—	—	6	—	—	(6)	—	—	—
Deferred offering costs	—	—	—	—	—	—	(7,093)	—	—	(7,093)
Issuance of common stock upon exercise of stock options	—	—	60,788	-	—	—	11	—	—	11
Stock-based compensation	—	—	—	—	—	—	56,192	—	—	56,192
Net (loss)	—	—	—	—	—	—	—	—	(55,841)	(55,841)
Other comprehensive income	—	—	—	—	—	—	—	7	—	7
Balance as of June 30, 2021	—	$—	84,301,595	$8	10,762,566	$—	$286,687	$3	$(105,926)	$180,772

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2020	2021
Cash flows from operating activities
Net loss	$(3,356)	$(63,283)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	933	56,641
Depreciation and amortization	40	42
Loss from unconsolidated subsidiary	160	354
Gain from disposal of equity investment	—	(20,619)
(Gain) loss on extinguishment of debt	41	(790)
Warranty provision	4,091	1,627
Warranty asset	(447)	(511)
Bad debt expense	—	23
Deferred income taxes	(2)	—
Other non-cash items	32	—
Changes in operating assets and liabilities:
Accounts receivable, net	(29,067)	(23,270)
Inventories	4,121	(6,123)
Prepaid and other current assets	(6,191)	(23,892)
Other assets	(137)	678
Accounts payable	149	9,719
Accruals and other current liabilities	16,684	190
Accrued interest – related party debt	(153)	(207)
Deferred revenue	(9,836)	(14,779)
Other non-current liabilities	424	224
Other, net	(401)	(319)
Net cash used in operating activities	(22,915)	(84,295)
Cash flows from investing activities:
Purchases of property and equipment	—	(293)
Proceeds from disposal of equity method investment	—	22,122
Net cash provided by investing activities:	—	21,829
Cash flows from financing activities:
Proceeds from borrowings	784	—
Repayments of borrowings	(2,000)	(1,000)
Repurchase and retirement of common stock	—	(54,155)
Offering costs paid	—	(5,334)
Deferred financing costs for revolving credit facility	—	(1,959)
Proceeds from stock issuance	30,000	241,207
Net cash provided by financing activities	28,784	178,759
Effect of exchange rate changes on cash and restricted cash	(8)	6
Net increase in cash and restricted cash	5,861	116,299
Cash and restricted cash at beginning of period	8,235	33,373
Cash and restricted cash at end of period	14,096	149,672

Supplemental disclosures of cash flow information:
Purchase of property and equipment included in accounts payable	$—	$154
Unpaid offering costs included in accounts payable	$—	$619
Non-cash gain on extinguishment of debt from PPP loan forgiveness	$—	$(790)
Cash paid during the period for interest	$378	$247

Reconciliation of cash and restricted cash at period end	December 31, 2020	June 30,2021
Cash	32,359	149,672
Restricted cash	1,014	—
Total cash and restricted cash	$33,373	$149,672

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.       Description of Business

We are a global provider of advanced solar tracker systems, supported by proprietary software and value-added engineering services. Our mission is to provide differentiated products, software and services that maximize energy generation and cost savings for our customers, and to help facilitate the continued growth and adoption of solar power globally. Trackers significantly increase the amount of solar energy produced at a solar installation by moving solar panels throughout the day to maintain an optimal orientation relative to the sun. Our tracker systems are currently marketed under the Voyager brand name (“Voyager Tracker” or “Voyager”). Voyager is a next-generation two-panel in-portrait single-axis tracker solution that we believe offers industry-leading performance and ease of installation. FTC Solar, Inc. (the “Company”, “we”, “our”, or “us”) was founded in 2017 and is incorporated in the state of Delaware. The Company is a team of dedicated renewable energy professionals focused on delivering cost reductions to our clients across the solar project development and construction cycle. With significant US and worldwide project installation experience, our differentiated offerings drive value for solar solutions spanning a range of applications including ground mount, tracker, canopy, and rooftop. The Company is headquartered in Austin, Texas and has subsidiaries in Australia, India, Singapore, and South Africa.

Initial Public Offering and Related Transaction

The Company’s common stock began trading on the Nasdaq Stock Exchange on April 28, 2021, under the symbol “FTCI” and on April 30, 2021, the Company completed its Initial Public Offering (“IPO”). In connection with the IPO, the Company issued and sold 19,840,000 shares of its common stock at a public offering price of $13.00 per share.

Prior to the completion of the IPO, the Board of Directors and Stockholders approved an approximately 8.25-for-1 forward stock split (the “Forward Stock Split”) of the Company’s shares of common stock which became effective on April 28, 2021.

The Company received aggregate proceeds of $241.2 million from the IPO, net of the underwriting discount and commissions and before offering costs and used $54.2 million to purchase and retire an aggregate of 4,455,384 shares of our common stock, some of which resulted from the settlement of certain vested RSUs and the exercise of certain options in connection with the IPO at the IPO price less underwriting discounts and commissions.

Offering costs, including legal, accounting, printing and other IPO-related costs, have been reclassified to Additional paid-in capital and recorded against the proceeds from the offering during the quarter ended June 30, 2021.

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

Forward Stock Split

On April 28, 2021, we effected an approximately 8.25-for-1 forward split of our issued and outstanding shares of common stock, par value $0.0001 per share. As a result of the Forward Stock Split, one (1) share of common stock issued and outstanding was automatically increased to approximately 8.25 shares of issued and outstanding common stock, without any change in the par value per share. All information related to common stock, stock options, restricted stock awards and earnings per share have been retroactively adjusted to give effect to the Forward Stock Split for all periods presented.

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

COVID-19 Pandemic

In March 2020, the World Health Organization declared the novel coronavirus 2019 (“COVID-19”) a global pandemic. The COVID-19 pandemic has had and may continue to have an unfavorable impact on certain parts of our business. The broader implications of the COVID-19 pandemic on our business, financial condition and results of operations remain uncertain and will depend on certain developments, including the duration and severity of the COVID-19 pandemic, the impact of virus variants, the rate of vaccinations, the COVID-19 pandemic’s impact on our customers and suppliers and the range of governmental and community reactions to the pandemic. We may continue to experience reduced customer demand in certain parts of our business or constrained supply that could materially and adversely impact our business, financial condition, results of operations, liquidity and cash flows in future periods.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of June 30, 2021 and for the three and six months ended June 30, 2020 and 2021, have been prepared in accordance with GAAP for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments have been made that are considered necessary for a fair statement of our financial position as of December 31, 2020 and June 30, 2021, our results of operations for the three and six months ended June 30, 2020 and 2021 and our cash flows for the six months ended June 30, 2020 and 2021. The condensed consolidated balance sheets as of December 31, 2020 have been derived from the Company’s audited consolidated financial statements. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

Equity Method Investments

The Company uses the equity method of accounting for equity investments if the investment provides the ability to exercise significant influence, but not control, over operating and financial policies of the investee. The Company’s proportionate share of the net income or loss of these investees is included in our Condensed Consolidated Statements of Comprehensive Loss. Judgment regarding the level of influence over each equity method investment includes considering key factors such as the Company’s ownership interest, legal form of the investee, representation on the board of directors, participation in policy-making decisions and material intra-entity transactions.

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

The Company has made an accounting policy election, as a result of disposing of its equity method investment on June 24, 2021, to account for the contingent gains from the earnout provision and projects escrow release only when those amounts become realizable in the periods subsequent to the disposal date. (See Note. 6)

Stock Based Compensation

The Company recognizes compensation expense for all share-based payment awards made, including stock options and restricted stock, based on the estimated fair value of the award on the grant date, in the accompanying consolidated statements of operations over the requisite service period of the awards. The Company calculates the fair value of stock options using the Black-Scholes Option-Pricing model. The fair value of restricted stock grants represents the estimated fair value of the Company's common stock on the date of grant. The Company accounts for forfeitures as they occur. For service-based awards, stock-based compensation is recognized using the straight-line attribution approach over the requisite service period. For performance-based awards, stock-based compensation is recognized based on graded vesting over the requisite service period when the performance condition is probable of being achieved.

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

Term-based software license revenue

Term-based software license revenue included under product revenue is primarily derived from sale of term-based software licenses that are deployed on the customers’ own servers and have significant standalone functionality. The revenue is recognized upon transfer of control to the customer. The control for term-based software licenses is transferred at the later of delivery to the customer or the software license start date. Term-based software license revenue is immaterial for the three and six month periods ended June 30, 2020 and June 30, 2021.

Subscription and Maintenance and support services revenue

Subscription revenue is derived from a subscription-based enterprise licensing model with contract terms typically ranging from one to two years and consists of subscription fees from the licensing of Subscription services. Subscription services revenue is immaterial for the three and six month periods ended June 30, 2020 and June 30, 2021. The hosted on-demand service arrangements do not provide customers with the right to take possession of the software supporting the hosted services. Services revenue includes maintenance and support service revenue related to term-based software licenses. Support revenue is derived from ongoing security updates, upgrades, bug fixes, and maintenance. A time-elapsed method is used to measure progress because the Company transfers control evenly over the contractual period. Accordingly, the fixed consideration related to these revenues is generally recognized on a straight-line basis over the contract term beginning on the date access is provided.

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

Remaining Performance Obligations

Remaining performance obligations relate to contracts that have original expected durations of one year or less. Therefore, the transaction price allocated to performance obligations that are unsatisfied or partially satisfied as of the end of the reporting period are not required to be disclosed under ASC 606.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 removes certain exceptions related to the approach for intra period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The Company adopted ASU 2019-12 in the first quarter of 2021, and the adoption had no material impact to the Company's consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets and requires the use of an expected loss model in place of the currently used incurred loss method. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The Company is currently evaluating the impact that the adoption of ASU 2016-13 will have on its condensed consolidated financial statements and the Company plans to adopt in beginning of year 2023.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The Company is currently evaluating the impact this adoption will have on the Company’s condensed consolidated financial statements and the Company plans to adopt in year 2022.

3.       Revenue

The Company’s product revenue and service revenue is presented in the Condensed Consolidated Statement of Comprehensive Loss. Revenue by geographic region is based on the customer’s location and presented under Note 13.

Unbilled revenue and contract liabilities

The timing of revenue recognition, billing, and cash collection results in the recognition of accounts receivable, unbilled receivables, and deferred revenue in the Condensed Consolidated Balance Sheets. Unbilled receivables represent an unconditional right to consideration before customers are invoiced. Unbilled receivables are recorded within accounts receivable on the Condensed Consolidated Balance Sheets at the end of the reporting period and consist of $1.2 million and $23.7 million as of December 31, 2020 and June 30, 2021, respectively.

The Company’s contracts have a varied range of terms based on the type of products and services sold. Deferred revenue amounts to $23.0 million and $8.2 million as of December 31, 2020 and June 30, 2021, respectively, consisting of customer deposits related to products and services which were billed in advance. The Company expects to recognize 100% of the revenue related to remaining performance obligations within the next 12 months. During the six months ended June 30, 2020 and 2021, the Company recognized $19.9 million and $22.9 million, respectively from deferred revenue recorded at December 31, 2019 and 2020.

4.       Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31, 2020	June 30, 2021
Vendor deposits	$4,205	$23,913
Prepaid expenses	1,043	5,182
Deferred cost of revenue	992	—
Surety collateral	113	141
Other current assets	571	1,714
	$6,924	$30,950

The increase in vendor deposits reflects efforts to secure steel capacity for projects in the back half of 2021.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2020	June 30, 2021
Accrued cost of revenue	$7,812	$11,609
Accrued expenses	2,856	3,071
Warranty reserves	3,985	1,742
Accrued compensation	2,869	2,144
Accrued interest expense	28	—
Other	945	959
Total	$18,495	$19,525

6. Sale of Equity Method Investments

  On June 24, 2021, the Company disposed of its 4,791,566 Class A common unit interest in Dimension Energy LLC, (“Dimension”) representing approximately 23% of the total outstanding common shares, for approximately $22.0 million, net of a success-based fee of $1.9 million.  For the six months period ended June 30, 2021, the Company recognized a gain of $20.6 million due to its disposal of approximately 23% non-controlling interest in Dimension.  The Company recognized net loss from the unconsolidated subsidiary of $0.2 million and $0.4 million for the six months ended June 30, 2020 and 2021, respectively.

Below is the summarized financial information of the investee through June 24, 2021, the date the Company disposed its entire interest in the investee, and the calculated share of loss from equity investment that is reported in net loss from unconsolidated subsidiary on the accompanying unaudited condensed consolidated statements of comprehensive loss for the six months ended June 30, 2020 and 2021(in thousands):

	Six Months Ended June 30,	Six Months Ended June 30,
	2020	2021
Revenue	$6,229	$130
Gross loss	4,656	(62)
Loss from operations	(446)	(2,514)
Net loss	(676)	(1,522)
Share of net loss from equity method investment	(159)	(354)

           The sales agreement with Dimension includes an earnout provision which provides the potential to receive an additional contingent consideration of up to approximately $14.0 million through December 2024, based on Dimension achieving certain performance milestones. This potential earnout is calculated each quarter starting January 1, 2022. The potential payment is calculated as $200 per the number of kilowatts constituting each Notice To Proceed (NTP) megawatt (MW) achieved during such quarterly earnout period, provided that no earnout amount is payable in respect to the first 100 NTP MW achieved in any earnout year. The sales agreement also includes a projects escrow release which is an additional contingent consideration to receive $7 million based on Dimension’s completion of certain construction projects currently in progress. The Company has made an accounting policy election to account for the contingent gains from the earnout provision and projects escrow release only when those amounts become realizable in the periods subsequent to the disposal date.

On June 29, 2021, the Company made a success-based fee payment in the amount of $1.9 million to two Executive Members of Dimension for entering into voting and support letter agreements and for recommending to all Executive Members of Dimension to support the purchase agreement and the consummation of the transaction on June 24, 2021.

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

On June 17, 2019, the Company entered into a revolving line of credit agreement with the Western Alliance Bank for a total principal amount of $1.0 million and maturity in two years from the date of borrowing. The line of credit had a variable rate of interest, based on movement of prime rate as calculated and published by the Wall Street Journal and required the Company to pay regular monthly payments of all interest accrued as of each payment date. The prime rate at the time of borrowing was at 5.50% per annum. The outstanding balance for the revolving line of credit as of December 31, 2020 was $1 million and as of March 31, 2021, the outstanding balance was paid in full and the revolving credit line was closed.

On April 30, 2020, the Company received a Paycheck Protection Program (“PPP”) loan pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES” Act) in the amount of $0.8 million. The loan had a two-year term and bore a fixed interest rate of 1%. Under the terms of the CARES act, the loan was eligible to be forgiven, in part or whole, if the proceeds were used to retain and pay employees and for other qualifying expenditures. On January 20, 2021, the Company received notification from the Small Business Administration ("SBA") that they approved the forgiveness of the full $0.8 million PPP loan. The Company recorded the forgiveness of the PPP loan as a gain on debt extinguishment in other income.

On April 30, 2021, the Company entered into a $100 million senior secured revolving credit facility, by and among the Company, as borrower, the several financial institutions from time to time parties thereto, and Barclays Bank PLC, as an issuing lender, the swingline lender and as administrative agent (the “Credit Agreement”). The Credit Agreement has an initial three-year term, and it will be used for working capital and for other general corporate purposes. The Company has not made any draws on the revolving credit facility. The Credit Agreement includes the following terms: (i) aggregate commitments of up to $100 million, with letter of credit and swingline sub-limits; (ii) customary base rate of LIBOR plus 3.25% per annum, respectively; (iii) initial commitment fees of 0.50% per annum; (iv) initial letter of credit fees of 3.25% per annum; and (v) other customary terms for a corporate revolving credit facility.

The facility is secured by a first priority lien on substantially all of the Company’s assets, subject to certain exclusions, and customary guarantees. The Credit Agreement includes the following financial condition covenants that the Company is required to satisfy: (i) maintain a liquidity ratio with a minimum limit of $125 million for each quarter (ii) maintain a 3.75 times leverage ratio and (iii) maintain a 1.5 times interest coverage ratio. Once the leverage and interest coverage ratios are triggered the liquidity ratio will not have a minimum limit. The liquidity ratio covenant was the only financial condition covenant the Company had to satisfy as of the period ended June 30, 2021. As of June 30, 2021, the Company was in full compliance with its financial condition covenant.

The Company added $2.1 million in debt issuance costs related to the revolving credit facility which was included in other assets in the Condensed Consolidated Balance Sheets. The debt issuance costs are being amortized over a three year initial term of the loan. As of June 30, 2021 the unamortized debt issuance cost amounted to $2.0 million.

The Company recognized $0.1 million and $0.2 million of interest expense on its debt and other borrowings for the three months ended June 30, 2020 and 2021 and $0.2 million and $0.2 million for the six months ended June 30, 2020 and 2021, respectively.

8. Commitments and Contingencies

Litigation

The Company may be involved in various claims, lawsuits, investigations, and other proceedings, arising from normal course of its business. The Company accrues a liability when management believes information available prior to the issuance of financial statements indicates it is probable a loss has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiation, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Legal costs are expensed as incurred.

On April 21, 2021, FCX Solar, LLC (“FCX”), filed a lawsuit against us in the United States District Court for the Southern District of New York. The complaint alleges breach of contract and tort claims related to a patent license agreement and consulting relationship between FCX and us. FCX seeks damages of approximately $134 million in the lawsuit. On July 2, 2021, we filed a motion to dismiss the tort claims. On July 16, 2021, rather than responding to that motion, FCX filed an amended complaint asserting the same claims as the original complaint. On July 22, 2021, we advised the court that FTC would stand on its motion to dismiss, and at the request of the court, we filed a revised motion citing the amended complaint. FCX's response to the motion is due on August 13, 2021. On May 29, 2021, FCX filed a separate lawsuit against us in the United States District Court for the Western District of Texas, alleging a claim for patent infringement related to U.S. Patent No. 10,903,782. FCX seeks an unspecified amount of damages, including past and future royalties, and injunctive relief. Our answer to that complaint was filed on June 22, 2021, along with our motion to transfer the patent suit to the Southern District of New York to be consolidated with the New York litigation. FCX filed an amended complaint asserting claims for direct patent infringement, indirect infringement by active inducement, and contributory infringement on July 27, 2021, and we filed our answer to that complaint on August 10, 2021. The Company believes the claims asserted in both lawsuits are without merit, and we plan to vigorously defend against them. The Company and its management considered (a) the facts described above, (b) the preliminary stages of the proceedings and (c) the advice of outside legal counsel on the claims and determined that it is not probable that FCX will prevail on the merits. At this time the Company believes that the likelihood of any material loss related to these matters is remote given the strength of the Company’s defenses.

The Company has not recorded any material loss contingency in the Condensed Consolidated Balance Sheets as of December 31, 2020 and June 30, 2021.

Warranties

The Company provides standard warranties on its hardware products. The liability amount is based on actual historical warranty spending activity by type of product, customer, and geographic region, modified for any known differences such as the impact of reliability improvements. As of June 30, 2021, warranty reserves totaling $1.7 million were recorded in accrued expenses and other current liabilities and $3.8 million were recorded in other non-current liabilities, in the Company’s Condensed Consolidated Balance Sheets.

Changes in the Company’s product warranty reserves were as follows (in thousands):

June 30, 2021
Balance at beginning of period, December 31, 2020	$6,811
Warranties issued during the period	2,108
Settlements made during the period	(2,891)
Changes in liability for pre-existing warranties	(481)
Balance at end of period	$5,547

9. Stock-Based Compensation

On April 30, 2021, in connection with the IPO offering, the Company used $54.2 million of net proceeds from the IPO to purchase and retire an aggregate of 4,455,384 shares of our common stock, of which 2,191,557 was a repurchase of common shares and 2,263,827 shares were from the settlement of certain vested RSUs and common shares exercised from options in connection with the IPO offering, at the initial public offering price net of underwriters' fees and commissions.

The Company’s stock-based compensation expense increased by $55.7 million during the three months ended June 30, 2021 due to RSUs, for which the service-based vesting condition was satisfied and for which the liquidity event related performance vesting condition was met in connection with our IPO. We utilized a graded vesting method which results in an accelerated recognition of compensation costs. Stock-based compensation expense incurred was $0.5 million and $56.2 million for the three months ended June 30, 2020 and 2021 and $0.9 million and $56.6 million for the six months ended June 30, 2020 and 2021, respectively.

10.        Stockholders' Equity

Preferred Stock

The Certificate of Incorporation, as amended as of April 28, 2021, and amended as of June 7, 2021, (the "Certificate of Incorporation"), authorizes the Company to issue 10 million shares of Preferred Stock with a par value of $0.0001 with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 there were no shares of preferred stock issued or outstanding.

Common Stock

The Certificate of Incorporation authorizes the Company to issue 850 million shares of $0.0001 par value of Common Stock. Holders of Common Stock are entitled to dividends, as and when, declared by the Board of Directors, subject to the rights of the holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holders of the Common Stock are entitled to one vote for each share of Common Stock; provided that, except as otherwise required by law, holders of Common Stock (in such capacity) shall not be entitled to vote on any amendment to the Certificate of Incorporation that relates solely to the terms of one or more outstanding series of Preferred Stock if the holders of such affected series are entitled, either separately or together with the holders of one or more other such series, to vote thereon pursuant to the Certificate of Incorporation.

In March 2020, the Company sold 9,162,976 shares of common stock at $3.27 per share for an aggregate purchase price of $30.0 million. The proceeds are available for working capital and other corporate purposes.

On April 30, 2021, the Company closed on its IPO in which we issued and sold 19,840,000 shares of our common stock at a public offering price of $13.00 per share. We received aggregate proceeds of $241.2 million from the IPO, net of approximately $16.8 million in underwriting discount and commissions and before offering costs.

The Company used $54.2 million of net proceeds from the IPO to purchase and retire an aggregate of 4,455,384 shares of our common stock, of which 2,191,557 was a repurchase of common shares and 2,263,827 shares were from the settlement of certain vested RSUs and common shares exercised from options in connection with the IPO offering.

The Company has and intends to continue to use the remaining $187.0 million for general corporate purposes, including working capital and operating expenses. We may also use a portion of such proceeds to acquire or invest in businesses, products, services or technologies, however, we do not have binding agreements or commitments for any material acquisitions or investments at this time.

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

  On January 8, 2021, the Company’s Board of Directors approved a share repurchase of 148,440 shares of common stock for an aggregate price of $0 from founders of the Company. The repurchase of these shares was recorded as treasury stock on the Company’s Condensed Consolidated Balance Sheets as of the quarterly period ended March 31, 2021 and is intended to be added to the overall pool of stock available to be utilized for future option/stock award issuances to other employees of the organization.

On April 5, 2021, the Company’s Board of Directors approved a share repurchase of 717,460 shares of common stock for an aggregate price of $0 from founders of the Company. The repurchase of these shares is recorded as treasury stock on the Company’s Condensed Consolidated Balance Sheets as of the quarterly period ended June 30, 2021 and is intended to be added to the overall pool of stock available to be utilized for future option/stock award issuances to other employees of the organization.

11. Net loss per share

The table below sets forth the computation of basic and diluted loss per share. All shares and per share amounts have been adjusted for an approximately 8.25-for-1 share forward stock split which took effect on April 28, 2021 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Basic and diluted:
Net loss	$(6,776)	$(55,841)	$(3,356)	$(63,283)

Basic weighted-average number of common shares outstanding	74,612,811	79,229,174	70,994,078	73,106,935
Diluted weighted-average number of common shares outstanding	74,612,811	79,229,174	70,994,078	73,106,935

Basic loss per share	$(0.09)	$(0.70)	$(0.05)	$(0.87)
Diluted loss per share	$(0.09)	$(0.70)	$(0.05)	$(0.87)

For purposes of computing diluted net income per share, weighted-average common shares do not include potentially dilutive securities that are anti-dilutive. The following potentially dilutive securities were excluded (in thousands):

	As of June 30,
	2020	2021
Shares of common stock issuable under stock option plans outstanding	8,566	8,152
Shares of common stock issuable upon vesting of restricted stock awards	3,747	15,079
Potential common shares excluded from diluted net loss per share	12,313	23,231

12.      Income Taxes

For the three months ended June 30, 2020 and 2021, the Company recorded an income tax expense of $0.02 million and $0.12 million respectively. For the six months ended June 30, 2020 and 2021, the Company recorded an income tax benefit of $0.14 million and income tax expense of $0.1 million, respectively. Income tax expense recorded for three and six months ended June 30, 2020 and 2021, was lower than the statutory tax rate of 21% primarily due to a valuation allowance established against the U.S. deferred tax assets.

As of June 30, 2021, the Company had total unrecognized tax benefits of approximately $0.1 million. All of our gross unrecognized tax benefits, if recognized, would affect our effective tax rate. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of June 30, 2021, the Company had not accrued any interest or penalties related to unrecognized tax benefits.

13.      Segment Information

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

The following table summarizes the Company’s total revenue by geographic area based on the billing address of the customers (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
United States	$51,128	$49,912	$83,443	$115,556
Other	29	196	90	259
Total net revenue	$51,157	$50,108	$83,533	$115,815

14.      Related Parties

On July 21, 2020, the Company’s Board of Directors approved a share repurchase of 9,896,666 shares of common stock for an aggregate price of $0 from a founder of the Company.

On January 8, 2021, the Company’s Board of Directors approved a share repurchase of 148,440 shares of common stock for an aggregate price of $0 from a founder of the Company.

On April 5, 2021, the Company’s Board of Directors approved a share repurchase of 717,460 shares of common stock for an aggregate price of $0 from a founder of the Company.

On June 29, 2021, the Company made a success-based fee payment in the amount of $1.9 million to two Executive Members of Dimension Energy LLC. (See Note. 6)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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

Our corporate headquarters and testing lab are located in Austin, Texas, and we have a training and technology development site in Aurora, Colorado. To assist with our global expansion effort, we have grown our sales and support network abroad, with employees located in Australia, India, the Middle East, China, Europe, South Africa, and South-East Asia as of June 30, 2021. As of June 30, 2021, we had 213 full-time employees.

We currently offer tracking and software solutions targeting the utility-scale solar energy markets to current and potential customers in the United States, Asia, the Middle East, North Africa, Europe, South America and Australia. In 2020 and as of June 30, 2021, we derived the majority of our revenue from EPC contractors in the United States. We expect this revenue profile to shift over time as project developers and solar asset owners make more direct purchases of solar installations and as we continue to expand our global footprint in Latin America, Europe and certain other markets. We derived 80% of all of our revenue from tracker system sales for the six months ended June 30, 2021. During this same period, substantially all of our revenues were derived from sales to our customers in the United States. The solar industry continues to experience higher commodities and logistics costs. We are taking meaningful action to mitigate the impact to our business and provide compelling solutions for our customers. We have maintained focus on our growth strategy throughout the quarter ended June 30, 2021. We have experienced significant growth in our contracted and awarded projects since we last reported earnings. We also recorded revenue for the first order of our SunPath performance enhancing software product which we introduced at the end of 2020. Our SunPath product boosts project energy production yield. Our solution is differentiated from other products in the marketplace by eliminating row-to-row shading, optimizing capture of diffuse light and increasing the system yield. We estimate this enables customers to achieve up to a 6% increase in energy yield at a solar installation. We also launched a large format module tracker system in January of 2021.  We currently have customer projects utilizing this large format tracker system. With the industry seeing increasing interest in large format modules, we are providing tracker systems that are compatible with a wide variety of module sizes and configurations, while maintaining the format and installation speed in portrait orientation.  FTC is committed to providing innovative solutions designed to benefit our customers and deliver value.

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

Government Regulations. Changes in the U.S. trade environment, including the imposition of import tariffs, continue to affect the amount and timing of our revenue, results of operations and cash flows. Escalating trade tensions, particularly between the United States and China, have led to increased tariffs and trade restrictions, including tariffs applicable to certain raw materials and components for our products. We have taken measures with the intention of mitigating the effect of tariffs on our business by reducing our reliance on China. In 2019, 90% of our supply chain was sourced from China. As of June 30, 2021, we have qualified suppliers outside of China for all our commodities and reduced the extent to which our supply chain for U.S.-based projects is subject to existing tariffs. We have entered into partnerships with manufacturers in the United States, Mexico, Canada, Spain, Brazil, Turkey, Saudi Arabia, India, China, Vietnam and Korea to diversify our supply chain and optimize costs.

Impact of the COVID-19 Pandemic

In March of 2020, the World Health Organization declared that the worldwide spread and severity of a new coronavirus, referred to as COVID-19, was severe enough to be characterized as a pandemic. In response to the continued spread of COVID-19, governmental authorities in the United States and around the world have imposed various restrictions designed to slow the pace of the pandemic, including restrictions on travel and other restrictions that prohibit employees from going to work, including in cities where we have offices, employees, and customers, causing severe disruptions in the worldwide economy. The broader implications of the COVID-19 pandemic on our business, financial condition and results of operations remain uncertain and will depend on certain developments, including the duration and severity of the COVID-19 pandemic, the impact of virus variants, the rate of vaccinations, the COVID-19 pandemic’s impact on our customers and suppliers and the range of governmental and community reactions to the pandemic. While our day-to-day operations have been affected, the impact has been less pronounced as most of our staff has worked remotely and continued to develop our product offerings, source materials and install our products. However, we have experienced significant supply chain disruptions that have caused delays in product deliveries due to diminished vessel capacity and port detainment of vessels as a consequence of the COVID-19 pandemic, which have contributed to an increase in lead times for delivery of our tracker systems. The reduced capacity for logistics is causing increases in logistics costs. We also experienced a COVID-related supplier production slowdown in India at the end of March 2021. Additionally, ground operations at project sites have been impacted by health-related restrictions, shelter-in-place orders and worker absenteeism, which resulted in delays in project completion in 2020, and these restrictions have also hindered our ability to provide on-site support to our customers and conduct inspections of our contract manufacturers. The disruptions in the global supply chain have resulted in extended lead times for some of our component parts. Management will continue to monitor the impact of the global situation on our financial condition, cash flows, operations, contract manufacturers, industry, workforce and customer relationships.

Key Components of Our Results of Operations

The following discussion describes certain line items in our condensed consolidated statements of operations.

Revenue

We generate our revenue in two streams – Product revenue and Service revenue. Product revenue is derived from the sale of Voyager Trackers, customized components of Voyager Trackers, individual part sales for certain specific transactions and sale of term-based software licenses. Revenue from the sale of Voyager Trackers and customized components of Voyager Trackers is recognized over time as work progresses, utilizing an input measure of progress determined by cost incurred to date relative to total expected cost on these projects to correlate with our performance in transferring control over Voyager Trackers and its components. Revenue from the sale of a Voyager Tracker’s individual parts is recognized point-in-time as and when control transfers based on the terms of the contract. Revenue from sale of term-based software licenses is recognized upon transfer of control to the customer. Service revenue includes revenue from shipping and handling services, subscription-based enterprise licensing model and maintenance and support services in connection with the term-based software licenses. Revenue for shipping and handling services is recognized over time based on shipping terms of the arrangements. Subscription revenue, which is derived from a subscription-based enterprise licensing model, and support revenue, which is derived from ongoing security updates and maintenance, is generally recognized on a straight-line basis over the term of the contract.

Our customers include project developers, solar asset owners and EPC contractors that design and build solar energy projects. For each individual solar project, we enter into a contract with a customer covering the price, specifications, delivery dates and warranty for the products being purchased, among other things. Our contractual delivery period for Voyager Trackers and related parts can vary between twelve weeks and 23 weeks. Contracts can range in value from tens of thousands to tens of millions of dollars.

Our revenue is affected by changes in the volume and ASP of our solar tracking systems purchased by our customers and volume of sales of software products and engineering services, among other things. The ASP of our solar tracker systems and quarterly volume of sales is driven by the supply of, and demand for, our products, changes in product mix, geographic mix of our customers, strength of competitors’ product offerings and availability of government incentives to the end-users of our products. Additionally, our revenue may be impacted by seasonality and variability related to Investment Tax Credit ("ITC") step-downs and construction activity as well as inclement weather conditions.

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

Cost of Revenue and Gross Profit

Cost of revenue consists primarily of Voyager Trackers’ raw material costs, including purchased components, as well as costs related to freight and delivery, product warranty, supply chain personnel and consultants, insurance, and customer support. Personnel costs include both direct labor costs as well as costs attributable to any individuals whose activities relate to the procurement, installation and delivery of the finished product and provision of services.

We subcontract to third party contract manufacturers to manufacture and deliver our products directly to our customers. Our product costs are affected by the underlying cost of raw materials procured by these contract manufacturers, including steel and aluminum; component costs, including electric motors and gearboxes; technological innovation in manufacturing processes; and our ability to achieve economies of scale resulting in lower component costs. We do not currently apply financial hedges against changes in the price of raw materials, but we continue to explore opportunities to mitigate the risks of foreign currency and commodity fluctuations through the use of hedges and foreign exchange lines of credit. The industry is currently experiencing rising steel and logistics costs. We do not have any multi-year contracts with unhedged steel exposure. Subject to the last sentence of this paragraph, we fix our steel input prices as close to signing a customer purchase order as possible. We also recently expanded our global supply chain which has improved our ability to secure necessary supplies and further diversifies us on key components and positions us with additional flexibility moving forward. During the three month period ended June 30, 2021 we have entered into contracts to ensure necessary capacity and more price certainty for a substantial portion of the steel commodities required for our anticipated production in the second half of the year.

Gross profit may vary from quarter-to-quarter and is primarily affected by our volume of MW, ASP, product costs, product mix, customer mix, geographical mix, shipping method and costs, warranty costs, personnel costs and seasonality.

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

We expect an increase in the number of selling and marketing personnel in connection with the expansion of our global selling and marketing footprint as we enter new markets. The majority of our selling and marketing expenses for the three and six months ended June 30, 2020 were related to sales to customers in the United States and business development in other parts of the world. As of June 30, 2021, we have a sales presence in the United States, Australia, India, the Middle East, China, Europe, South Africa, and South-East Asia. We intend to continue to expand our sales presence and marketing efforts to additional countries.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, employee benefits, stock-based compensation expenses, and travel expenses related to our executives, finance team, and administrative employees. It also consists of legal, consulting, and professional fees, rent and lease expenses pertaining to our international offices, business insurance costs and other costs. We have and will continue to incur additional audit, tax, accounting, legal and other costs related to compliance with applicable securities and other regulations, as well as additional insurance, investor relations and other costs associated with being a public company.

Non-Operating Expenses and Other Items

Interest Expense

Interest expense for the six months ended June 30, 2021, consists of commitment fees related to a revolving credit facility we entered into in April 2021 and interest expense related to a revolving line of credit with Western Alliance Bank, which was paid off during the quarter ended March 31, 2021.

Gain on extinguishment of debt

Gain on extinguishment of debt is the result of a forgiveness of a loan effective January 20, 2021 (See “Debt Obligations” below) under the SBA’s Paycheck Protection Program (PPP).

Income Taxes

Provision for income taxes consists primarily of income taxes related to foreign and state jurisdictions in which we conduct business.

Gain on disposal in equity investment

Gain on disposal in equity investment resulted from the Company disposing of its approximate 23% non-controlling interest in Dimension Energy, LLC (See "Note 6." in the Notes to Condensed Consolidated Financial Statements.)

Loss from Unconsolidated Subsidiary

Loss from unconsolidated subsidiary is comprised of income/expense allocation from our equity method investment in Dimension Energy, LLC through the disposal date.

Results of Operations

The following tables summarizes our results of operations as well as other financial data management considers meaningful for the three and six months ended June 30, 2020 and 2021. This information should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The results of historical periods are not necessarily indicative of the results of operations for any future period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2021	2020	2021
	(dollars in thousands)
Revenue:
Product revenue	$42,849	$35,755	$73,318	$92,217
Service revenue	8,308	14,353	10,215	23,598
Total revenue	51,157	50,108	83,533	115,815
Cost of revenue (a):
Product cost of revenue	44,623	43,885	68,370	98,881
Service cost of revenue	7,916	22,280	9,565	32,872
Total cost of revenue	52,539	66,165	77,935	131,753
Gross profit (loss)	(1,382)	(16,057)	5,598	(15,938)
Operating expenses
Research and development (a)	1,515	5,585	2,609	7,539
Selling and marketing (a)	818	3,258	1,333	4,358
General and administrative (a)	2,243	51,063	4,718	56,147
Total operating expenses	4,576	59,906	8,660	68,044
Loss from operations	(5,958)	(75,963)	(3,062)	(83,982)
Interest expense	(121)	(200)	(233)	(214)
Gain from disposal in equity investment	—	20,619	—	20,619
Gain (loss) on extinguishment of debt	(41)	—	(41)	790
Other expense	—	(46)	—	(46)
Loss before income taxes	(6,120)	(55,590)	(3,336)	(62,833)
(Expense) benefit from income taxes	(19)	(115)	139	(96)
Loss from unconsolidated subsidiary	(637)	(136)	(159)	(354)
Net Loss	$(6,776)	$(55,841)	$(3,356)	$(63,283)
Other comprehensive income (loss):
Foreign currency translation adjustments	(16)	7	(8)	6
Comprehensive Loss	$(6,792)	$(55,834)	$(3,364)	$(63,277)

(a)
Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Cost of revenue	$82	$7,170	$164	$7,236
Research and development	15	3,712	31	3,727
Selling and marketing	10	1,959	19	1,968
General and administrative	368	43,351	719	43,710
Total stock-based compensation expense	$475	$56,192	$933	$56,641

Comparison of the Three and Six Months ended June 30, 2020 and 2021

Product Revenue

Product revenue for the three months ended June 30, 2021 was $35.8 million, a decrease of $7.0 million or 16%, as compared to $42.8 million for the three months ended June 30, 2020, primarily driven by a 14% decrease in MW shipped and a slight increase in ASP. During the three months ended June 30, 2021, 89% of the MW shipped were to new customers that we did not have in the three months ended June 30, 2020 and 11% represented new projects with customers we worked with in the three months ended June 30, 2020. The revenue was generated by customer projects located in the United States.

Product revenue for the six months ended June 30, 2021 was $92.2 million, an increase of $18.9 million or 27%, as compared to $73.3 million for the six months ended June 30, 2020, primarily driven by a 34% increase in MW shipped and a slight increase in ASP. During the six months ended June 30, 2021, 79% of the MW shipped were to new customers that we did not have in the six months ended June 30, 2020 and 21% represented new projects with customers we worked with in the six months ended June 30, 2020. The revenue was generated by customer projects located in the United States.

Service Revenue

Service revenue for the three months ended June 30, 2021, was $14.4 million, an increase of $6.1 million, as compared to $8.3 million for the three months ended June 30, 2020, primarily driven by an increase in shipping and logistics revenue on Voyager Tracker sales due to increases in contract pricing related to the significant rise in shipping and logistics costs.

Service revenue for the six months ended June 30, 2021, was $23.6 million, an increase of $13.4 million, as compared to $10.2 million for the six months ended June 30, 2020, primarily driven by an increase in shipping and logistics revenue on Voyager Tracker sales due to a 34% increase in MW shipped to our U.S. customers which was also impacted by increased contract prices for rising shipping and logistics costs.

Cost of Revenue and Gross Profit

Cost of revenue for the three months ended June 30, 2021 was $66.1 million, an increase of $13.6 million as compared to $52.5 million for the three months ended June 30, 2020, primarily driven by an increase in personnel, shipping and logistics costs and steel commodity prices offset by a slight reduction in MW shipped. Cost per MW increased quarter over quarter due to increases in steel prices and logistics cost. Our approach when we receive a contract from our customers, is to place the related supply purchase orders for tracker components as soon as possible thus locking our costs for commodities like steel. We continue to develop innovative approaches to mitigate the impacts of global increases in shipping and logistics costs due to the capacity constraints within the market. We increased our headcount in operations to support our rapid growth which is reflected in significantly higher overhead costs. This is further impacted by significant stock-based compensation of $7.2 million recorded during the second quarter of 2021 due to our initial public offering triggering vesting of a significant number of shares.

Cost of revenue for the six months ended June 30, 2021 was $131.8 million, an increase of $53.9 million as compared to $77.9 million for the six months ended June 30, 2020, primarily driven by the aforementioned increase in MW shipped as well as increases in steel costs and shipping and logistics costs. Cost per MW increased 23% year over year due to increases in steel prices and shipping and logistics costs. Overhead costs were higher year over year due to increased headcount to support our growth and the large stock-based compensation expense discussed above. Cost of revenue for the six months ended June 30, 2021 was also impacted by approximately $2.7 million in expenditures related to certain retrofits, remediations and product reconfigurations for certain of our solar tracker systems that had been previously installed, or were in the process of being installed, at customer sites. We undertook these activities after identifying these opportunities for such systems for our customers.

Gross margin was negative for the quarter ended June 30, 2021 due to increased shipping and logistics costs of approximately $9.0 million that were not passed on to our customers and higher overhead costs primarily caused by large stock based compensation recorded due to our IPO and an increase in headcount. We expect the impact of increased shipping and logistic costs to continue to impact our margins in third quarter of 2021 as we complete deliveries related to contracts that were priced and contracted prior to the significant and unexpected increases in shipping and logistics costs. Our gross profit for the three months ended June 30, 2021 decreased by $14.7 million, compared to the three months ended June 30, 2020 due to the above stated reasons.

Our negative gross profit for the six months ended June 30, 2021 reflects a decrease of $21.5 million as compared to the six months ended June 30, 2020 due primarily to increased logistics costs that were not passed on to our customers and increases in headcount as we scale and significant stock based compensation triggered by the IPO. The gross profit for the six months ended June 30, 2020 benefitted from a higher mix of safe harbor projects which carried a higher margin as customers were seeking to take advantage of the expected investment tax credit step down.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2021 were $5.6 million, an increase of $4.1 million as compared to $1.5 million for the three months ended June 30, 2020. The increase in expenses was primarily attributable to an increase of $3.7 million related to stock-based compensation expense triggered by our IPO and an increase of $0.1 million in personnel-related expenses, due to a net increase in headcount for the research and development of our products. Research and development expenses as a percentage of revenue were approximately 3% for the three months ended June 30, 2020 and 3.8%, which excludes stock-based compensation, for the three months ended June 30, 2021.

Research and development expenses for the six months ended June 30, 2021 were $7.5 million, an increase of $4.9 million, as compared to $2.6 million for the six months ended June 30, 2020. The increase in expenses was primarily attributable to an increase of $3.7 million attributable to stock-based compensation triggered by our IPO, $0.4 million in personnel-related expenses, due to a net increase in headcount for the research and development of our products and an increase of $0.1 million in facilities and equipment related expenses. Research and development expenses excluding stock -based compensation as a percentage of revenue were 3% for the six months ended June 30, 2020 and 3% for the six months ended June 30, 2021.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended June 30, 2021 were $3.2 million, an increase of $2.4 million as compared to $0.8 million for the three months ended June 30, 2020. The increase in selling and marketing expenses was primarily attributable to an increase of $2.0 million of stock-based compensation triggered by our IPO and a $0.3 million increase in personnel-related expenses due to a net increase in headcount to support our international expansion plans. Selling and marketing expenses excluding stock-based compensation as a percentage of revenue for the three months ended June 30, 2020 and 2021 were approximately 3%.

Selling and marketing expenses for the six months ended June 30, 2021 were $4.4 million, an increase of $3.1 million, as compared to $1.3 million for the six months ended June 30, 2020. The increase in selling and marketing expenses was primarily attributable to an increase in of $2.0 million for stock-based compensation triggered by our IPO, and $1.3 million in personnel-related expenses, due to a net increase in headcount to support our international expansion plans. Selling and marketing expenses excluding stock-based compensation as a percentage of revenue for the six months ended June 30, 2020 and 2021 were approximately 2%.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2021 were $51.1 million, an increase of $48.9 million, as compared to $2.2 million for the three months ended June 30, 2020. The increase in general and administrative expenses was primarily attributable to an increase in stock based compensation of $43.4 million triggered by our IPO, an increase of $1.9 million in personnel-related expenses due to a net increase in headcount, an increase of $2.7 million in professional fees for consulting, legal and accounting services to support becoming a public company, an increase of $0.9 million in business insurance costs and an increase of $0.3 million pertaining to rent, lease and other office expenses in line with an increase in headcount. General and administrative expenses, excluding stock-based compensation, as a percentage of revenue were approximately 4% for the three months ended June 30, 2020 and 15% for the three months ended June 30, 2021.

General and administrative expenses for the six months ended June 30, 2021 were $56.1 million, an increase of $51.4 million, as compared to $4.7 million for the six months ended June 30, 2020. The increase in general and administrative expenses was primarily attributable to an increase of $43.7 million for stock based compensation triggered by our IPO, an increase of $2.3 million in personnel-related expenses due to a net increase in headcount, an increase of $4.0 million in professional fees for consulting, legal and accounting services, an increase of $1.2 million in business insurance costs and an increase of $0.2 million pertaining to rent, lease and other office expenses in line with an increase in headcount. General and administrative expenses excluding stock-based compensation as a percentage of revenue were approximately 5% for the six months ended June 30, 2020 and 11% for the six months ended June 30, 2021.

Interest Expense

Interest expense consists of interest expense in connection with our revolving line of credit with Western Alliance Bank, which was scheduled to mature on June 10, 2021 but was paid off during the quarter ended March 31, 2021 and interest expense in connection with our commitment fee for our revolving credit facility that we entered into in April 2021. (See “Debt Obligations” below).

Loss from Unconsolidated Subsidiary

We sold our interest in our unconsolidated subsidiary, Dimension on June 24, 2021. Dimension is a community solar developer based in Atlanta, Georgia that provides renewable energy solutions for local communities in the United States. From April 1, 2021 to the disposal date, we recorded a loss from this equity investment of $0.1 million. For the three months ended June 30, 2020, we recognized a $0.6 million loss on this investment. We recognized a loss on investment in the three and six months ended June 30, 2021 due to the fact that Dimension did not reach performance obligation milestones to recognize revenue.

  Loss from unconsolidated subsidiary for the period from January 1, 2021, to the disposal date was $0.4 million. For the six months ended June 30, 2020, we recognized a loss of $0.2 million on this equity investment

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through sales of shares of common stock, issuance of debt and payments from our customers. Our ability to generate positive cash flow from operations is dependent on contract payment terms and the strength of our gross margins. During the six months ended June 30, 2021, we used cash in operations to ensure steel capacity for our projects in the back half of the year and to acquire some inventory that has a longer lead time due to global market supply and logistics constraints. We believe that our operating cash flows, our cash balances, as well as the available revolving credit facility will be sufficient to meet our cash needs for the next 12 months from our filing.

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

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Six Months Ended
	June 30,
	2020	2021
	(in thousands)
Net cash used in operating activities	$(22,915)	$(84,295)
Net cash provided by investing activities	—	21,829
Net cash provided by financing activities	28,784	178,759
Effect of exchange rate changes on cash and restricted cash	(8)	6
Increase in cash and restricted cash	$5,861	$116,299

Operating Activities

For the six months ended June 30, 2020, net cash used in operating activities was $23 million, primarily due to a net loss of $3.4 million and an increase of $9.0 million in prepaid and other current assets, $11.6 million in deferred revenue, $4.3 million in accrued expenses and a decrease of $3.4 million in receivables and $4.1 million in inventories.

For the six months ended June 30, 2021, net cash used in operating activities was $84.3 million, primarily due to a net loss of $63.3 million which is reflective of our current investment in growing our operations and becoming a public company, global increases in logistics costs and expanding our presence to additional countries. This reflects an increase of $23.2 million in receivables, $24.0 million in prepaid deposits to secure supply capacity for the back half of the year, $11.1 million in accounts payable and accrued expenses and $6.1 million in inventory and a decrease in deferred revenue of $14.8 million.

Investing Activities

For the six months ended June 30, 2021, net cash provided by investing activities was $21.8 million, which was attributable to proceeds from the disposal of the equity method investment.

Financing Activities

For the six months ended June 30, 2020, net cash provided by financing activities was $28.8 million which was from the sale of stock.

For the six months ended June 30, 2021, net cash provided by financing activities was $178.8 million which was primarily attributable to the proceeds from sale of common stock from our initial IPO in April 2021 less underwriting commissions and repurchases of approximately 4.5 million shares of our common stock which resulted from the settlement of certain vested RSUs and the exercise of certain options in connection with the IPO.

Debt Obligations

Revolving Line of Credit

On June 17, 2019, we entered into a revolving line of credit agreement with the Western Alliance Bank for a total aggregate principal amount of $1.0 million, which was scheduled to mature on June 10, 2021. In the quarter ended March 31, 2021, the outstanding balance for the revolving line of credit was paid in full and the revolving credit line was closed.

On April 30, 2021, the Company entered into a $100 million senior secured revolving credit facility, by and among the Company, as borrower, the several financial institutions from time to time parties thereto, and Barclays Bank PLC, as an issuing lender, the swingline lender and as administrative agent (the “Credit Agreement”). The Credit Agreement has an initial three-year term and it will be used for working capital and for other general corporate purposes. The Company has not made any draws on the revolving credit facility. The Credit Agreement includes the following terms: (i) aggregate commitments of up to $100 million, with letter of credit and swingline sub-limits; (ii) customary base rate of LIBOR plus 3.25% per annum, respectively; (iii) initial commitment fees of 0.50% per annum; (iv) initial letter of credit fees of 3.25% per annum; and (v) other customary terms for a corporate revolving credit facility. The Company did not draw any funds on its credit facility during the three and six months ended June 30, 2021.

The facility is secured by a first priority lien on substantially all of the Company’s assets, subject to certain exclusions, and customary guarantees. The Credit Agreement includes the following financial condition covenants that the Company is required to satisfy: (i) maintain a liquidity ratio with a minimum limit of $125 million for each quarter (ii) maintain a 3.75 times leverage ratio and (iii) maintain a 1.5 times interest coverage ratio. Once the leverage and interest coverage ratios are triggered the liquidity ratio will not have a minimum limit. These covenants include, at applicable times, minimum liquidity, total net leverage ratio and interest coverage ratio, each as defined in the Credit Agreement. The liquidity ratio covenant was the only financial condition covenant the Company had to satisfy as of the period ended June 30, 2021. As of June 30, 2021, the Company was in full compliance with its financial condition covenants.

Paycheck Protection Program

On April 30, 2020, we received a PPP loan pursuant to the Cares Act in the amount of $0.8 million. The PPP loan had a two-year term maturing on April 30, 2022 and a fixed interest rate of 1%. Under the terms of the CARES Act the loan is eligible for forgiveness, in part or whole, if the proceeds are used to retain and pay employees and for other qualifying expenditures. The PPP loan and the related accrued interest were fully forgiven on January 20, 2021.

Non-GAAP Financial Measures

Adjusted EBITDA, Adjusted Non-GAAP Net Loss and Adjusted Non-GAAP Net Loss Per Share (“ Adjusted EPS”)

We present Adjusted EBITDA, Adjusted Non-GAAP Net Loss and Adjusted EPS as supplemental measures of our performance. We define Adjusted EBITDA as net loss plus (i) income tax (benefit) or expense, (ii) interest expense, (iii) depreciation expense, (iv) amortization of intangibles, (v) amortization of debt issuance costs, (vi) stock-based compensation (vii) gain on extinguishment of debt, (viii) gain from disposal in equity investment, (ix) non-routine legal fees, (x) severance, (xi) other costs and (xii) loss from unconsolidated subsidiary. We define Adjusted Net Loss as net loss plus (i) amortization of intangibles, (ii) amortization of debt issuance costs (iii) stock-based compensation, (iv) gain on extinguishment of debt, (v) gain from disposal in equity investment, (vi) non-routine legal fees, (vii) severance, (viii) other costs, (ix) loss from unconsolidated subsidiary and (x) income tax expense of adjustments. Adjusted EPS is defined as Adjusted Non-GAAP Net Loss Per Share using the weighted average basic and diluted shares outstanding.

Adjusted EBITDA, Adjusted Non-GAAP Net Loss and Adjusted EPS are intended as supplemental measures of performance that are neither required by, nor presented in accordance with, U.S. generally accepted accounting principles (“GAAP”). We present Adjusted EBITDA, Adjusted Non-GAAP Net Loss and Adjusted EPS because we believe they assist investors and analysts in comparing our performance across reporting periods on an ongoing basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Adjusted EBITDA, Adjusted Non-GAAP Net Loss and Adjusted EPS to evaluate the effectiveness of our business strategies.

Among other limitations, Adjusted EBITDA, Adjusted Non-GAAP Net Loss and Adjusted EPS do not reflect (i) our cash expenditures, or future requirements, for capital expenditures or contractual commitments, and (ii) the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations. Further, the adjustments noted in Adjusted EBITDA do not reflect the impact of any income tax expense or benefit. Additionally, other companies in our industry may calculate Adjusted EBITDA, Adjusted Non-GAAP Net Loss and Adjusted EPS differently than we do, which limits its usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA, Adjusted Non-GAAP Net Loss and Adjusted EPS should not be considered in isolation or as substitutes for performance measures calculated in accordance with GAAP and you should not rely on any single financial measure to evaluate our business. These Non-GAAP financial measures, when presented, are reconciled to the most closely applicable GAAP measure as disclosed below.

The following table reconciles Net Loss to Adjusted EBITDA for the three and six months ended June 30, 2020 and 2021, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2021	2020	2021
	(in thousands)
Net loss	$(6,776)	$(55,841)	$(3,356)	$(63,283)
Income tax (benefit)	19	115	(139)	96
Interest expense, net	121	85	233	99
Depreciation expense	4	33	7	42
Amortization of intangibles	—	—	33	—
Amortization of debt issuance costs	—	115	—	115
Stock-based compensation	475	56,192	933	56,641
(Gain) loss on extinguishment of debt(a)	41	—	41	(790)
(Gain) from disposal of equity investment	—	(20,619)	—	(20,619)
Non-routine legal fees (b)	—	775	—	775
Severance(c)	—	295	—	295
Other costs(d)	—	1,968	—	2,865
Loss from unconsolidated subsidiary(e)	637	136	159	354
Adjusted EBITDA	$(5,479)	$(16,746)	$(2,089)	$(23,410)

(a) The gain on extinguishment of debt for the six months ended June 30, 2021 resulted from forgiveness of a loan under SBA’s Paycheck Protection Program. See “Note -7 Debt and Other Borrowings”.

(b) Represents legal fees incurred that were not ordinary or routine to the operations of the business.

(c) Represents severance accrued related to an agreement with an employee due to restructuring changes.

(d) Represents consulting fees in connection with operations and finance and other costs associated with our IPO.

(e) Represents results of an entity that we do not consolidate, as our management excludes these results when evaluating our operating performance.

The following table reconciles Net Loss to Adjusted Non-GAAP Net Loss and Adjusted EPS for the three and six months ended June 30, 2020 and 2021, respectively. All shares and per share amounts have been adjusted for an approximately 8.25-for-1 share forward stock split which took effect on April 28, 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2021	2020	2021
	(in thousands, except per share data)
Net loss	$(6,776)	$(55,841)	$(3,356)	$(63,283)
Amortization of intangibles	—	—	33	—
Amortization of debt issuance costs	—	115	—	115
Stock-based compensation	475	56,192	933	56,641
(Gain) loss on extinguishment of debt(a)	41	—	41	(790)
(Gain) from disposal of equity investment	—	(20,619)	—	(20,619)
Non-routine legal fees(b)	—	775	—	775
Severance(c)	—	295	—	295
Other costs(d)	—	1,968	—	2,865
Loss from unconsolidated subsidiary(e)	637	136	159	354
Income tax expense of adjustments(f)	—	8	(3)	—
Adjusted Non-GAAP net loss	$(5,623)	$(16,971)	$(2,193)	$(23,647)

Adjusted Non-GAAP net loss per share (Adjusted EPS)
Basic	$(0.08)	$(0.21)	$(0.03)	$(0.32)
Diluted	$(0.08)	$(0.21)	$(0.03)	$(0.32)

Weighted-average Non-GAAP common shares outstanding:
Basic	74,612,811	79,229,174	70,994,078	73,106,935
Diluted	74,612,811	79,229,174	70,994,078	73,106,935

(a) The gain on extinguishment of debt for the six months ended June 30, 2021 resulted from forgiveness of a loan under SBA’s Paycheck Protection Program. See “Note -7 Debt and Other Borrowings”.
(b) Represents legal fees incurred that were not ordinary or routine to the operations of the business.
(c) Represents severance accrued related to an agreement with an employee due to restructuring changes.
(d) Represents consulting fees in connection with operations and finance and other costs associated with our IPO.
(e) Represents results of an entity that we do not consolidate, as our management excludes these results when evaluating our operating performance.

(f) Represents incremental tax expense of adjustments made to reconcile Net Loss to Adjusted Non-GAAP Net Loss driven from loss from unconsolidated subsidiary.

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
•
Equity method investments;

•
Warranties;
•
Stock-based compensation;
•
Deferred revenues;
•
Leases;
•
Contingent consideration; and
•
Income taxes

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

During the three months and six months ended June 30, 2021, there were no significant changes in our critical accounting policies or estimates which were included in the condensed consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2020, which are included in our year ended December 31, 2020 financial statements in the Company’s IPO Prospectus for its IPO dated as of April 29, 2021 and filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act.

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

• We did not design and maintain adequate controls over the period-end close and financial reporting process including establishment of accounting policies and procedures, certain account reconciliations, cut-off, segregation of duties, journal entries and financial statement preparation. This material weakness contributed to material adjustments in the 2019 consolidated financial statements principally, but not limited to, in the following areas: definite-lived intangibles, warranty obligation, cut-off of revenue transactions and related cost of sales.

• We did not design and maintain effective information technology general controls (ITGC) over the IT systems used for preparation of the financial statements. Specifically, we did not design and maintain (i) program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs and data to appropriate Company personnel; and (iii) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements.

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

• We have utilized third-party consultants and specialists to supplement our internal resources;

• We have drafted and implemented new accounting policies and procedures;

• We plan to implement processes and procedures to monitor and evaluate the effectiveness of our

ITGCs on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as we find necessary.

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

On April 21, 2021, FCX Solar, LLC (“FCX”), filed a lawsuit against us in the United States District Court for the Southern District of New York. The complaint alleges breach of contract and tort claims related to a patent license agreement and consulting relationship between FCX and us. FCX seeks damages of approximately $134 million in the lawsuit. On July 2, 2021, we filed a motion to dismiss the tort claims. On July 16, 2021, rather than responding to that motion, FCX filed an amended complaint asserting the same claims as the original complaint. On July 22, 2021, we advised the court that FTC would stand on its motion to dismiss, and at the request of the court, we filed a revised motion citing the amended complaint. FCX's response to the motion is due on August 13, 2021. On May 29, 2021, FCX filed a separate lawsuit against us in the United States District Court for the Western District of Texas, alleging a claim for patent infringement related to U.S. Patent No. 10,903,782. FCX seeks an unspecified amount of damages, including past and future royalties, and injunctive relief. Our answer to that complaint was filed on June 22, 2021, along with our motion to transfer the patent suit to the Southern District of New York to be consolidated with the New York litigation. FCX filed an amended complaint asserting claims for direct patent infringement, indirect infringement by active inducement, and contributory infringement on July 27, 2021, and we filed our answer to that complaint on August 10, 2021. The Company believes the claims asserted in both lawsuits are without merit, and we plan to vigorously defend against them. The Company and its management considered (a) the facts described above, (b) the preliminary stages of the proceedings and (c) the advice of outside legal counsel on the claims and determined that it is not probable that FCX will prevail on the merits. At this time the Company believes that the likelihood of any material loss related to these matters is remote given the strength of the Company’s defenses.

ITEM 1A.   RISK FACTORS

This Quarterly Report on Form 10-Q should be read in conjunction with the risk factors included in our Prospectus. There have been no material changes to the risk factors disclosed under the heading “Risk Factors” in our Prospectus which is included in the Company’s IPO Prospectus dated as of April 29, 2021 and filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act.

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

We used $54.2 million of the net proceeds of the IPO to purchase and retire an aggregate of 4,455,384 shares of our common stock, some of which resulted from the settlement of certain vested RSUs and the exercise of certain options in connection with the IPO offering, at the initial public offering price net of underwriters' fees and commissions.

We have and intend to continue to use the remaining $187.0 million for general corporate purposes, including working capital and operating expenses. We may also use a portion of such proceeds to acquire or invest in businesses, products, services or technologies; however, we do not have binding agreements or commitments for any material acquisitions or investments at this time.

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

3.3	**	Certificate of Correction of Amended and Restated Certificate of Incorporation (As Corrected June 8, 2021)
10.1	**

Registration Rights Agreement, dated April 29, 2021, by and among FTC Solar, Inc. and certain holders of its capital stock (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2021 and incorporated herein by reference).

10.2	**

Senior Secured Revolving Credit Facility, by and among FTC Solar, Inc., as borrower, the several financial institutions from time to time parties thereto, and Barclays Bank PLC, as an issuing lender, the swingline lender and as administrative agent (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2021 and incorporated herein by reference).

10.3	**

Employment Agreement by and between FTC Solar, Inc. and Anthony P. Etnyre (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2021 and incorporated herein by reference).

10.4	**

Employment Agreement by and between FTC Solar, Inc. and Patrick M. Cook (filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2021 and incorporated herein by reference).

10.5	**

Employment Agreement by and between FTC Solar, Inc. and Jay B. Grover (filed as Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2021 and incorporated herein by reference).

10.6	*	FTC Solar, Inc. 2021 Stock Incentive Plan and form of agreement
10.7	*	FTC Solar, Inc. 2021 Employee Stock Purchase Plan
31.1	*	Certification of Chief Executive Officer Pursuant to SEC Rule 13a−14(a)/15d−14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer Pursuant to SEC Rule 13a−14(a)/15d−14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)

* Filed herewith

**Incorporated herein by reference

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FTC SOLAR, INC.

Date: August 11, 2021	/s/ Anthony P. Etnyre
Anthony P. Etnyre, Chief Executive Officer

Date: August 11, 2021	/s/ Patrick M. Cook
Patrick M. Cook, Chief Financial Officer