Form 10-Q
period 2021-09-30
FTC Solar, Inc.
filed 2021-11-12
CIK 1828161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer,’’ ‘‘smaller reporting company,’’ and ‘‘emerging growth company’’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company		☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of October 31, 2021, 84,984,645 shares of the registrant's common stock were outstanding.

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

FTC Solar, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

(unaudited)

	December 31, 2020	September 30, 2021

ASSETS
Current assets
Cash	$32,359	$140,662
Restricted cash	1,014	—
Accounts receivable, net	23,734	53,668
Inventories	1,686	11,276
Prepaid and other current assets	6,924	23,558
Total current assets	65,717	229,164
Investments in unconsolidated subsidiary	1,857	—
Other assets	3,819	6,265
Total assets	$71,393	$235,429
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$17,127	$16,556
Line of credit	1,000	—
Accrued expenses and other liabilities	18,495	40,246
Accrued interest – related party	207	—
Deferred revenue	22,980	9,606
Total current liabilities	59,809	66,408
Long-term debt and other borrowings	784	—
Other non-current liabilities	3,349	5,662
Total liabilities	63,942	72,070
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock par value of $0.0001 per share, 10,000,000 shares authorized; none issued as of December 31, 2020 and September 30, 2021	—	—
Common stock par value of $0.0001 per share, 850,000,000 shares authorized; 66,155,340 and 84,944,145 shares issued and outstanding as of December 31, 2020 and September 30, 2021	1	8
Treasury stock, at cost; 9,896,666 and 10,762,566 shares as of December 31, 2020 and September 30, 2021	—	—
Additional paid-in capital	50,096	288,696
Accumulated other comprehensive income (loss)	(3)	6
Accumulated deficit	(42,643)	(125,351)
Total stockholders’ equity	7,451	163,359
Total liabilities and stockholders’ equity	$71,393	$235,429

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands, except share and per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Revenue:
Product	$48,879	$45,582	$122,197	$137,799
Service	10,761	7,407	20,976	31,005
Total revenue	59,640	52,989	143,173	168,804
Cost of revenue:
Product	46,513	48,090	114,883	146,964
Service	10,261	12,938	19,826	45,810
Total cost of revenue	56,774	61,028	134,709	192,774
Gross profit (loss)	2,866	(8,039)	8,464	(23,970)
Operating expenses
Research and development	1,438	2,116	4,047	9,653
Selling and marketing	1,041	2,224	2,374	6,421
General and administrative (Note 10)	2,912	10,392	7,630	63,217
Total operating expenses	5,391	14,732	14,051	79,291
Loss from operations	(2,525)	(22,771)	(5,587)	(103,261)
Interest expense	(70)	(301)	(303)	(515)
Gain from disposal in equity investment	-	210	-	20,829
Gain (loss) on extinguishment of debt	(34)	-	(75)	790
Other expense	(1)	(13)	(1)	(59)
Loss before income taxes	(2,630)	(22,875)	(5,966)	(82,216)
(Expense) benefit from income taxes	(24)	(41)	115	(137)
Loss from unconsolidated subsidiary	(186)	-	(345)	(354)
Net loss	$(2,840)	$(22,916)	$(6,196)	$(82,707)
Other comprehensive income (loss):
Foreign currency translation adjustments	(12)	3	(20)	9
Comprehensive loss	$(2,852)	$(22,913)	$(6,216)	$(82,698)
Net loss per share:
Basic	$(0.04)	$(0.24)	$(0.09)	$(1.00)
Diluted	$(0.04)	$(0.24)	$(0.09)	$(1.00)
Weighted-average common shares outstanding:
Basic	67,567,724	94,596,519	69,857,468	82,677,824
Diluted	67,567,724	94,596,519	69,857,468	82,677,824

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2019	—	$—	63,633,981	$1	—	$—	$18,273	$—	$(26,719)	$(8,445)
Restricted stock awards vested during the period	—	—	2,014,091	—	—	—	—	—	—	—
Issuance of common stock	—	—	9,162,976	—	—	—	30,000	—	—	30,000
Stock-based compensation	—	—	—	—	—	—	933	—	—	933
Net loss	—	—	—	—	—	—	—	—	(3,356)	(3,356)
Other comprehensive loss	—	—	—	—	—	—	—	(8)	—	(8)
Balance as of June 30, 2020	—	$—	74,811,048	$1	—	$—	$49,206	$(8)	$(30,075)	$19,124
Restricted stock awards vested during the period	—	—	594,712	—	—	—	—	—	—	—
Repurchase of common stock, held in treasury	—	—	(9,896,666)	—	9,896,666	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	448	—	—	448
Net loss	—	—	—	—	—	—	—	—	(2,840)	(2,840)
Other comprehensive loss	—	—	—	—	—	—	—	(12)	—	(12)
Balance as of September 30, 2020	—	$—	65,509,094	$1	9,896,666	$-	$49,654	$(20)	$(32,915)	$16,720

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance as of December 31, 2020	—	$—	66,155,340	$1	9,896,666	$—	$50,096	$(3)	$(42,643)	$7,451
Restricted stock awards vested during the period	—	—	3,413,849	—	—	—	—	—	—	—
Repurchase of treasury stock	—	—	(865,900)	—	865,900	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	213,690	—	—	—	50	—	—	50
Repurchase and retirement of common stock	—	—	(4,455,384)	(1)	—	—	(54,154)	—	—	(54,155)
Issuance of common stock in connection with IPO	—	—	19,840,000	2	—	—	241,153	—	—	241,155
Impact of stock split	—	—	—	6	—	—	(6)	—	—	—
Deferred offering costs	—	—	—	—	—	—	(7,093)	—	—	(7,093)
Stock-based compensation	—	—	—	—	—	—	53,150	—	—	53,150
Net loss	—	—	—	—	—	—	—	—	(59,792)	(59,792)
Other comprehensive income	—	—	—	—	—	—	—	6	—	6
Balance as of June 30, 2021	—	$—	84,301,595	$8	10,762,566	$—	$283,196	$3	$(102,435)	$180,772
Issuance of common stock upon exercise of stock options	—	—	642,550	-	—	—	107	—	—	107
Deferred offering costs	—	—	—	—	—	—	12	—	—	12
Stock-based compensation	—	—	—	—	—	—	5,381	—	—	5,381
Net loss	—	—	—	—	—	—	—	—	(22,916)	(22,916)
Other comprehensive income								3		3
Balance as of September 30, 2021	—	$—	84,944,145	$8	10,762,566	$—	$288,696	$6	$(125,351)	$163,359

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2020	2021
Cash flows from operating activities
Net loss	$(6,196)	$(82,707)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	1,381	58,531
Depreciation and amortization	43	383
(Gain) loss from unconsolidated subsidiary	345	354
Gain from disposal of equity investment	—	(20,829)
(Gain) loss on extinguishment of debt	75	(790)
Warranty provision	5,195	2,118
Warranty asset	(726)	(484)
Bad debt expense	—	83
Deferred income taxes	(2)	—
Other non-cash items	43	—
Changes in operating assets and liabilities:
Accounts receivable, net	(12,219)	(30,017)
Inventories	(1,523)	(9,590)
Prepaid and other current assets	(4,351)	(16,609)
Other assets	(365)	180
Accounts payable	4,009	(535)
Accruals and other current liabilities	13,825	21,243
Accrued interest – related party debt	(112)	(207)
Deferred revenue	(14,108)	(13,374)
Other non-current liabilities	386	904
Other, net	(338)	(1,068)
Net cash used in operating activities	(14,638)	(92,414)
Cash flows from investing activities:
Purchases of property and equipment	—	(778)
Proceeds from disposal of equity method investment	—	22,332
Net cash provided by investing activities:	—	21,554
Cash flows from financing activities:
Proceeds from borrowings	784	—
Repayments of borrowings	(4,000)	(1,000)
Repurchase and retirement of common stock	—	(54,155)
Offering costs paid	—	(5,942)
Deferred financing costs for revolving credit facility	—	(2,077)
Proceeds from stock issuance	30,000	241,314
Net cash provided by financing activities	26,784	178,140
Effect of exchange rate changes on cash and restricted cash	(20)	9
Net increase in cash and restricted cash	12,126	107,289
Cash and restricted cash at beginning of period	8,235	33,373
Cash and restricted cash at end of period	$20,361	$140,662

Supplemental disclosures of cash flow information:
Purchase of property and equipment included in accounts payable	$—	$40
Non-cash gain on extinguishment of debt from PPP loan forgiveness	$—	$(790)
Cash paid during the period for interest	$350	$332

Reconciliation of cash and restricted cash at period end	December 31, 2020	September 30, 2021
Cash	$32,359	$140,662
Restricted cash	1,014	—
Total cash and restricted cash	$33,373	$140,662

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Description of Business

FTC Solar, Inc. (the “Company”, “we”, “our”, or “us”) was founded in 2017 and is incorporated in the state of Delaware. We are a global provider of advanced solar tracker systems, supported by proprietary software and value-added engineering services. Our mission is to provide differentiated products, software and services that maximize energy generation and cost savings for our customers, and to help facilitate the continued growth and adoption of solar power globally. Trackers significantly increase the amount of solar energy produced at a solar installation by moving solar panels throughout the day to maintain an optimal orientation relative to the sun. Our tracker systems are currently marketed under the Voyager brand name (“Voyager Tracker” or “Voyager”). Voyager is a next-generation two-panel in-portrait single-axis tracker solution that we believe offers industry-leading performance and ease of installation. We are a team of dedicated renewable energy professionals focused on delivering cost reductions to our clients across the solar project development and construction cycle. With significant US and worldwide project installation experience, our differentiated offerings drive value for solar solutions spanning a range of applications including ground mount, tracker, canopy, and rooftop. The Company is headquartered in Austin, Texas and has subsidiaries in Australia, India, Singapore, and South Africa.

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

The Company received aggregate proceeds of $241.2 million from the IPO, net of the underwriting discount and commissions and before offering costs and used $54.2 million to purchase and retire an aggregate of 4,455,384 shares of our common stock, some of which resulted from the settlement of certain vested Restricted Stock Units ("RSUs") and the exercise of certain options in connection with the IPO at the IPO price less underwriting discounts and commissions.

 Offering costs, including legal, accounting, printing and other IPO-related costs, were reclassified to Additional paid-in capital and recorded against the proceeds from the offering during the quarter ended June 30, 2021.

JOBS Act Accounting Election

We are an emerging growth company, as defined in the Jumpstart Our Business Startups (JOBS) Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. Accordingly, we have elected to use the extended transition period to adopt new or revised accounting standards.

2. Revision of Previously Issued Financial Statements

Background of the Revision

In connection with the preparation of the Company's financial statements as of and for the three months ended September 30, 2021, the Company identified an error in the basic and diluted earnings per share (“EPS”) calculation for the three and six months ended June 30, 2021. Specifically, the Company incorrectly omitted from the basic and diluted weighted-average shares outstanding calculation shares of common stock underlying RSUs that became fully vested during the period but had not yet been settled through the legal issuance of common stock. Additionally, the Company identified that it overstated stock-based compensation expense by $3.5 million for the three and six months ended June 30, 2021 due to an error in the calculation of expense related to grantees’ RSU awards. Although the Company has concluded that these errors are immaterial to the previously issued interim financial statements, the Company is correcting these errors by revising the previously issued unaudited condensed consolidated financial statements as of June 30, 2021 and for the three and six months ended June 30, 2021.

 Effect of the Revision

The following table summarizes the effect of the revision on the affected financial statement line items within the previously reported unaudited condensed consolidated financial statements as of the date, and for the periods indicated. The errors had no impact on total cash flows for operating, investing, or financing activities, but did impact line items in the indirect method of operating cash flow presentation as shown below:

	As of and for Three Months Ended June 30, 2021 (As Previously Reported)	Adjustments	As of and for Three Months Ended June 30, 2021 (As Revised)
	(in thousands, except share and per share data)
Condensed Consolidated Balance Sheet
Additional paid-in capital	$286,687	$(3,491)	$283,196
Accumulated deficit	(105,926)	3,491	(102,435)
Condensed Consolidated Statement of Comprehensive Loss
Cost of Revenue - Product	$43,885	$(7)	$43,878
Research and development	5,585	(2)	5,583
Selling and Marketing	3,258	(161)	3,097
General and administrative	51,063	(3,321)	47,742
Total operating expenses	59,906	(3,484)	56,422
Loss from operations	(75,963)	3,491	(72,472)
Loss before income taxes	(55,590)	3,491	(52,099)
Net loss	(55,841)	3,491	(52,350)
Comprehensive loss	(55,834)	3,491	(52,343)
Net loss per share - basic	(0.70)	0.09	(0.61)
Net loss per share - diluted	(0.70)	0.09	(0.61)
Weighted-average common shares outstanding - basic	79,229,174	6,927,135	86,156,309
Weighted-average common shares outstanding - diluted	79,229,174	6,927,135	86,156,309
Condensed Consolidated Statement of Stockholders' Equity
Additional paid-in capital	$286,687	$(3,491)	$283,196
Accumulated deficit	(105,926)	3,491	(102,435)
Net loss	(55,841)	3,491	(52,350)
Stock-based compensation	56,192	(3,491)	52,701
Note 11. Net loss per share
Net loss	$(55,841)	$3,491	$(52,350)
Basic weighted-average number of common shares outstanding	79,229,174	6,927,135	86,156,309
Diluted weighted-average number of common shares outstanding	79,229,174	6,927,135	86,156,309
Basic loss per share	(0.70)	0.09	(0.61)
Diluted loss per share	(0.70)	0.09	(0.61)

	As of and for the Six Months Ended June 30, 2021 (As Previously Reported)	Adjustments	As of and for the Six Months Ended June 30, 2021 (As Revised)
	(in thousands, except share and per share data)
Condensed Consolidated Balance Sheet
Additional paid-in capital	$286,687	$(3,491)	$283,196
Accumulated deficit	(105,926)	$3,491	(102,435)
Condensed Consolidated Statement of Comprehensive Loss
Cost of Revenue - Product	$98,881	$(7)	$98,874
Research and development	7,539	(2)	7,537
Selling and Marketing	4,358	(161)	4,197
General and administrative	56,147	(3,321)	52,826
Total operating expenses	68,044	(3,484)	64,560
Loss from operations	(83,982)	3,491	(80,491)
Loss before income taxes	(62,833)	3,491	(59,342)
Net loss	(63,283)	3,491	(59,792)
Comprehensive loss	(63,277)	3,491	(59,786)
Net loss per share - basic	(0.87)	0.09	(0.78)
Net loss per share - diluted	(0.87)	0.09	(0.78)
Weighted-average common shares outstanding - basic	73,106,935	3,474,582	76,581,517
Weighted-average common shares outstanding - diluted	73,106,935	3,474,582	76,581,517
Condensed Consolidated Statement of Cash Flows
Net loss	$(63,283)	$3,491	$(59,792)
Stock-based compensation	56,641	(3,491)	53,150
Note 11. Net loss per share
Net loss	$(63,283)	$3,491	$(59,792)
Basic weighted-average number of common shares outstanding	73,106,935	3,474,582	76,581,517
Diluted weighted-average number of common shares outstanding	73,106,935	3,474,582	76,581,517
Basic loss per share	(0.87)	0.09	(0.78)
Diluted loss per share	(0.87)	0.09	(0.78)
Shares of common stock issuable upon vesting of restricted stock awards	15,079	(9,885)	5,194
Potential common shares excluded from diluted net loss per share	23,231	(9,885)	13,346

3. Summary of Significant Accounting Policies

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

COVID-19 Pandemic

In March 2020, the World Health Organization declared the novel coronavirus 2019 (“COVID-19”) a global pandemic. The COVID-19 pandemic has had and may continue to have an unfavorable impact on certain parts of our business. The broader implications of the COVID-19 pandemic on our business, financial condition and results of operations remain uncertain and will depend on certain developments, including the duration and severity of the COVID-19 pandemic, the impact of virus variants, the rate of vaccinations, the COVID-19 pandemic’s impact on our customers and suppliers and the range of governmental and community reactions to the pandemic. We have experienced delays in production and shipments in the current quarter due to an outbreak of COVID at a supplier site and a quarantine imposed on one of our shipping vessels. Due to the nature of the pandemic, we may continue to experience reduced customer demand in certain parts of our business or constrained supply that could materially and adversely impact our business, financial condition, results of operations, liquidity and cash flows in future periods.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements as of September 30, 2021 and for the three and nine months ended September 30, 2020 and 2021, have been prepared in accordance with GAAP for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments have been made that are considered necessary for a fair statement of our financial position as of December 31, 2020 and September 30, 2021, our results of operations for the three and nine months ended September 30, 2020 and 2021 and our cash flows for the nine months ended September 30, 2020 and 2021. The condensed consolidated balance sheets as of December 31, 2020 have been derived from the Company’s audited consolidated financial statements. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

The Company has made an accounting policy election, as a result of disposing of its equity method investment on June 24, 2021, to account for the contingent gains from the earnout provision and projects escrow release only when those amounts become realizable in the periods subsequent to the disposal date. (See Note 7)

Stock -Based Compensation

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

Term-based software license revenue

Term-based software license revenue included under product revenue is primarily derived from sale of term-based software licenses that are deployed on the customers’ own servers and have significant standalone functionality. The revenue is recognized upon transfer of control to the customer. The control for term-based software licenses is transferred at the later of delivery to the customer or the software license start date. Term-based software license revenue is immaterial for the three and nine month periods ended September 30, 2020 and September 30, 2021.

Subscription and Maintenance and support services revenue

Subscription revenue is derived from a subscription-based enterprise licensing model with contract terms typically ranging from one to two years and consists of subscription fees from the licensing of Subscription services. Subscription services revenue is immaterial for the three and nine month periods ended September 30, 2020 and September 30, 2021. The hosted on-demand service arrangements do not provide customers with the right to take possession of the software supporting the hosted services. Services revenue includes maintenance and support activities related to term-based software licenses. Support revenue is derived from ongoing security updates, upgrades, bug fixes, and maintenance. A time-elapsed method is used to measure progress because the Company transfers control evenly over the contractual period. Accordingly, the fixed consideration related to these revenues is generally recognized on a straight-line basis over the contract term beginning on the date access is provided.

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

Warranty

We provide standard assurance type warranties with our Voyager Trackers for periods generally ranging from five to ten years. We record a provision for estimated warranty expenses, net of amounts recoverable from manufacturers, to cost of sales when we recognize revenue. These estimates are based on our historical experience and forward-looking factors including the expected nature and frequency of product failure rates and costs to address future claims. These estimates are inherently uncertain given our relatively short history of sales and changes to our historical or projected warranty experience may result in material changes to our warranty reserve in the future. We do not maintain general or unspecified reserves; all warranty reserves are related to specific projects. All actual or estimated costs incurred in subsequent periods are charged to those established reserves.

Remaining Performance Obligations

Remaining performance obligations relate to contracts that have original expected durations of one year or less. Therefore, the transaction price allocated to performance obligations that are unsatisfied or partially satisfied as of the end of the reporting period are not required to be disclosed under ASC 606.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The Company adopted ASU 2019-12 in the first quarter of 2021, and the adoption had no material impact to the Company's consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets and requires the use of an expected loss model in place of the currently used incurred loss method. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The Company is currently evaluating the impact that the adoption of ASU 2016-13 will have on its condensed consolidated financial statements and the Company plans to adopt effective January 1, 2023.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. Entities may apply this ASU upon issuance through December 31, 2022 on a prospective basis. The Company is currently evaluating the impact this adoption will have on the Company’s condensed consolidated financial statements and will apply this guidance to transactions and modifications of these arrangements as appropriate.

4. Revenue

The Company’s product revenue and service revenue is presented in the Condensed Consolidated Statement of Comprehensive Loss. Revenue by geographic region is based on the customer’s location and presented under Note 14.

Unbilled revenue and contract liabilities

The timing of revenue recognition, billing, and cash collection results in the recognition of accounts receivable, unbilled receivables, and deferred revenue in the Condensed Consolidated Balance Sheets. Unbilled receivables represent an unconditional right to consideration before customers are invoiced. Unbilled receivables are recorded within accounts receivable on the Condensed Consolidated Balance Sheets at the end of the reporting period and consist of $1.2 million and $15.7 million as of December 31, 2020 and September 30, 2021, respectively.

The Company’s contracts have a varied range of terms based on the type of products and services sold. Deferred revenue amounts to $23.0 million and $9.6 million as of December 31, 2020 and September 30, 2021, respectively, consisting of customer deposits related to products and services which were billed in advance. The Company expects to recognize 100% of the revenue related to deferred revenue within the next 12 months. During the nine months ended September 30, 2020 and 2021, the Company recognized $19.9 million and $23.0 million, respectively from deferred revenue recorded at December 31, 2019 and 2020.

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31, 2020	September 30, 2021
Vendor deposits	$4,205	$18,125
Prepaid expenses	1,043	4,060
Deferred cost of revenue	992	—
Surety collateral	113	246
Other current assets	571	1,127
	$6,924	$23,558

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2020	September 30, 2021
Accrued cost of revenue	$7,812	$33,279
Accrued expenses	2,856	3,205
Warranty reserves	3,985	1,183
Accrued compensation	2,869	1,766
Accrued interest expense	28	128
Other	945	685
Total	$18,495	$40,246

7. Sale of Equity Method Investments

On June 24, 2021, the Company disposed of its 4,791,566 Class A common unit interest in Dimension Energy LLC, (“Dimension”) representing approximately 23% of the total outstanding common shares, for approximately $22.0 million, net of a success-based fee of $1.9 million. The Company recognized a gain of $20.8 million due to its disposal of approximately 23% non-controlling interest in Dimension during the nine months ended September 30, 2021. The Company has recognized a net loss from the unconsolidated subsidiary of $0.4 million that is included in the nine months ended September 30, 2021 and recognized net loss of $0.2 million and $0.3 million for the three months and nine months ended September 30, 2020, respectively.

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

During the three months ended September 30, 2021, the Company received a $0.2 million escrow release payment and recognized the income in accordance with our policy election.

8. Debt and Other Borrowings

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

On June 17, 2019, the Company entered into a revolving line of credit agreement with the Western Alliance Bank for a total principal amount of $1.0 million and maturity in two years from the date of borrowing. The line of credit had a variable rate of interest, based on movement of prime rate as calculated and published by the Wall Street Journal and required the Company to pay regular monthly payments of all interest accrued as of each payment date. The prime rate at the time of borrowing was at 5.50% per annum. The outstanding balance for the revolving line of credit as of December 31, 2020 was $1 million. The outstanding balance was paid in full and the revolving credit line was closed as of March 31, 2021.

On April 30, 2020, the Company received a Paycheck Protection Program (“PPP”) loan pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES” Act) in the amount of $0.8 million. The PPP loan had a two-year term and bore a fixed interest rate of 1%. Under the terms of the CARES act, the PPP loan was eligible to be forgiven, in part or whole, if the proceeds were used to retain and pay employees and for other qualifying expenditures. On January 20, 2021, the Company received notification from the Small Business Administration that they approved the forgiveness of the full $0.8 million PPP loan. The Company recorded the forgiveness of the PPP loan as a gain on debt extinguishment in other income.

On April 30, 2021, the Company entered into a $100 million senior secured revolving credit facility, by and among the Company, as borrower, the several financial institutions from time-to-time parties thereto, and Barclays Bank PLC, as an issuing lender, the swingline lender and as administrative agent (the “Credit Agreement”). The Credit Agreement has an initial three-year term, and it will be used for working capital and for other general corporate purposes. The Company has not made any draws on the revolving credit facility. The Credit Agreement includes the following terms: (i) aggregate commitments of up to $100 million, with letter of credit and swingline sub-limits; (ii) customary base rate of LIBOR plus 3.25% per annum, respectively; (iii) initial commitment fees of 0.50% per annum; (iv) initial letter of credit fees of 3.25% per annum; and (v) other customary terms for a corporate revolving credit facility.

The facility is secured by a first priority lien on substantially all of the Company’s assets, subject to certain exclusions, and customary guarantees. The Credit Agreement includes the following financial condition covenants that the Company is required to satisfy: (i) maintain a minimum liquidity of $125 million for each quarter; (ii) maintain a 3.75 times leverage ratio; and (iii) maintain a 1.5 times interest coverage ratio. The leverage and interest coverage ratios will be triggered when the Company achieves $50 million in adjusted EBITDA over a trailing twelve months. Once the leverage and interest coverage ratios are triggered the minimum liquidity will not have a minimum limit. Minimum liquidity includes unrestricted cash plus the undrawn balance of the revolving credit facility. The minimum liquidity covenant was the only financial condition covenant the Company had to satisfy as of the period ended September 30, 2021. As of September 30, 2021, the Company was in full compliance with its financial condition covenant.

The Company added $2.1 million in debt issuance costs related to the revolving credit facility which were included in other assets in the Condensed Consolidated Balance Sheets. The debt issuance costs are being amortized over a three-year initial term of the loan. As of September 30, 2021 the unamortized debt issuance costs amounted to $1.8 million.

Included in interest expense for the three and nine months periods ended September 30, 2021 are credit facility revolver fees and amortization of debt issuance costs. The Company had $0.1 million in revolver fees and $0.2 million in amortized debt issuance cost for the three months ended September 30, 2021 and $0.2 million in revolver fees and $0.3 million in amortized debt issuance cost for the nine months ended September 30, 2021, respectively.

The Company recognized $0.1 million and $0.3 million of interest expense on its debt and other borrowings for the three months ended September 30, 2020 and 2021 and $0.3 million and $0.5 million for the nine months ended September 30, 2020 and 2021, respectively.

9. Commitments and Contingencies

Litigation

The Company may be involved in various claims, lawsuits, investigations, and other proceedings, arising from the normal course of its business. The Company accrues a liability when management believes information available prior to the issuance of financial statements indicates it is probable a loss has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiation, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Legal costs are expensed as incurred.

On April 21, 2021, FCX Solar, LLC (“FCX”), filed a lawsuit against us in the United States District Court for the Southern District of New York. The complaint alleges breach of contract and tort claims related to a patent license agreement and consulting relationship between FCX and us. FCX seeks damages of approximately $134 million in the lawsuit. On July 2, 2021, we filed a motion to dismiss the tort claims. On July 16, 2021, rather than responding to that motion, FCX filed an amended complaint asserting the same claims as the original complaint. On July 22, 2021, we advised the court that FTC would stand on its motion to dismiss, and at the request of the court, we filed a revised motion citing the amended complaint. FCX filed its response on August 19, 2021, and we filed a reply and a request for oral argument on September 7, 2021. Discovery in the Southern District of New York matter is ongoing. On May 29, 2021, FCX filed a separate lawsuit against us in the United States District Court for the Western District of Texas, alleging a claim for patent infringement related to U.S. Patent No. 10,903,782. FCX seeks an unspecified amount of damages, including past and future royalties, and injunctive relief. Our answer to that complaint was filed on June 22, 2021, along with our motion to transfer the patent suit to the Southern District of New York to be consolidated with the New York litigation. FCX filed an amended complaint asserting claims for direct patent infringement, indirect infringement by active inducement, and contributory infringement on July 27, 2021, and we filed our answer to that complaint on August 10, 2021. On October 25, 2021, our motion to transfer the case to the Southern District of New York was granted. The Company believes the claims asserted in both lawsuits are without merit, and we plan to vigorously defend against them. The Company and its management considered (a) the facts described above, (b) the preliminary stages of the proceedings and (c) the advice of outside legal counsel on the claims and determined that it is not probable that FCX will prevail on the merits. At this time the Company believes that the likelihood of any material loss related to these matters is remote given the strength of the Company’s defenses

The Company has not recorded any material loss contingency in the Condensed Consolidated Balance Sheets as of December 31, 2020 and September 30, 2021.

Warranties

The Company provides standard warranties on its hardware products. The liability amount is based on actual historical warranty spending activity by type of product, customer, and geographic region, modified for any known differences such as the impact of reliability improvements. As of September 30, 2021, warranty reserves totaling $1.2 million were recorded in accrued expenses and other current liabilities and $4.2 million were recorded in other non-current liabilities, in the Company’s Condensed Consolidated Balance Sheets.

Changes in the Company’s product warranty reserves were as follows (in thousands):

September 30, 2021
Balance at beginning of period, December 31, 2020	$6,811
Warranties issued during the period	2,902
Settlements made during the period	(3,507)
Changes in liability for pre-existing warranties	(783)
Balance at end of period	$5,423

10. Stock-Based Compensation

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

The Company’s stock-based compensation expense for the three and nine months ended September 30, 2021 was $5.4 million and $58.5 million, an increase of $5.0 million and $57.1 million when compared to stock-based compensation expense for the three and nine months ended September 30, 2020, respectively. The increases have been primarily due to RSUs, for which the service-based vesting condition was satisfied and for which the liquidity event performance vesting condition was met in connection with our IPO. We utilized a graded vesting method which results in an accelerated recognition of compensation costs.

Stock-based compensation expense incurred was $0.4 million and $5.4 million for the three months ended September 30, 2020 and 2021 and $1.4 million and $58.5 million for the nine months ended September 30, 2020 and 2021, respectively.

11. Stockholders' Equity

Preferred Stock

The Certificate of Incorporation, as amended as of April 28, 2021, and amended as of June 7, 2021, (the "Certificate of Incorporation"), authorizes the Company to issue 10 million shares of Preferred Stock with a par value of $0.0001 with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 there were no shares of preferred stock issued or outstanding.

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

The Company is using the proceeds from the IPO for general corporate purposes, including working capital and operating expenses. We may also use a portion of such proceeds to acquire or invest in businesses, products, services or technologies; however, we do not have binding agreements for any material acquisitions or investments at this time though, we would expect to use a portion of such proceeds to provide funding for future development capital in connection with the multi project opportunity for 1.7 gigawatts ("GWs") of projects using our tracker systems.

Treasury Stock

On July 21, 2020, the Company’s Board of Directors approved a share repurchase of 9,896,666 shares of common stock for an aggregate price of $0 from founders of the Company. The repurchase of these shares are recorded as treasury stock on the Company’s Condensed Consolidated Balance Sheets as of December 31, 2020 and the shares will be added to the overall pool of stock available to be utilized for future option/stock award issuances to other employees of the organization.

On January 8, 2021, the Company’s Board of Directors approved a share repurchase of 148,440 shares of common stock for an aggregate price of $0 from founders of the Company. The repurchase of these shares are recorded as treasury stock on the Company’s Condensed Consolidated Balance Sheets as of the period ended September 30, 2021 and the shares will be added to the overall pool of stock available to be utilized for future option/stock award issuances to other employees of the organization.

On April 5, 2021, the Company’s Board of Directors approved a share repurchase of 717,460 shares of common stock for an aggregate price of $0 from founders of the Company. The repurchase of these shares are recorded as treasury stock on the Company’s Consolidated Balance Sheets as of the period ended September 30, 2021 and the shares will be added to the overall pool of stock available to be utilized for future option/stock award issuances to other employees of the organization.

12. Net loss per share

The table below sets forth the computation of basic and diluted loss per share. All shares and per share amounts have been adjusted for an approximately 8.25-for-1 share forward stock split which took effect on April 28, 2021 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Basic and diluted:
Net loss	$(2,840)	$(22,916)	$(6,196)	$(82,707)

Basic weighted-average number of common shares outstanding	67,567,724	94,596,519	69,857,468	82,677,824
Diluted weighted-average number of common shares outstanding	67,567,724	94,596,519	69,857,468	82,677,824

Basic loss per share	$(0.04)	$(0.24)	$(0.09)	$(1.00)
Diluted loss per share	$(0.04)	$(0.24)	$(0.09)	$(1.00)

For purposes of computing diluted net income per share, weighted-average common shares do not include potentially dilutive securities that are anti-dilutive. The following potentially dilutive securities were excluded (in thousands):

	As of September 30,
	2020	2021
Shares of common stock issuable under stock option plans outstanding	8,566	9,610
Shares of common stock issuable upon vesting of restricted stock awards	13,622	5,598
Potential common shares excluded from diluted net loss per share	22,188	15,208

13. Income Taxes

For the three months ended September 30, 2020 and 2021, the Company recorded an income tax expense of $0.02 million and $0.04 million respectively. For the nine months ended September 30, 2020 and 2021, the Company recorded an income tax benefit of $0.12 million and income tax expense of $0.14 million, respectively. Income tax expense recorded for three and nine months ended September 30, 2020 and 2021, was lower than the statutory tax rate of 21% primarily due to a valuation allowance established against the U.S. deferred tax assets.

As of September 30, 2021, the Company had total unrecognized tax benefits of approximately $0.1 million. All of our gross unrecognized tax benefits, if recognized, would affect our effective tax rate. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of September 30, 2021, the Company had not accrued any interest or penalties related to unrecognized tax benefits.

14. Segment Information

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

The following table summarizes the Company’s total revenue by geographic area based on the billing address of the customers (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
United States	$59,591	$52,984	$143,034	$168,540
Other	49	5	139	264
Total net revenue	$59,640	$52,989	$143,173	$168,804

15. Related Parties

On July 21, 2020, the Company’s Board of Directors approved a share repurchase of 9,896,666 shares of common stock for an aggregate price of $0 from founders of the Company.

On January 8, 2021, the Company’s Board of Directors approved a share repurchase of 148,440 shares of common stock for an aggregate price of $0 from founders of the Company.

On April 5, 2021, the Company’s Board of Directors approved a share repurchase of 717,460 shares of common stock for an aggregate price of $0 from founders of the Company.

On June 29, 2021, the Company made a success-based fee payment in the amount of $1.9 million to two Executive Members of Dimension Energy LLC. (See Note. 7)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included in Item 1 of this Form 10-Q and along with information included in our IPO prospectus filed on April 29, 2021, which includes our audited financial statements for the year ended December 31, 2019 and 2020. In addition to historical financial information, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and timing of selected events could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in the sections titled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” included in our prospectus. Additionally, our historical results are not necessarily indicative of the results that may be expected in any future period.

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

Overview

We are a global provider of advanced solar tracker systems. Our trackers are supported by proprietary software designed to increase energy production yield from our tracker systems. We also support our customers in project design and development by providing value-added engineering services that assist customers in optimizing our products and reducing total project costs. Our mission is to provide differentiated products, software and services that maximize energy generation and cost savings for our customers. We believe achieving our mission will help facilitate the continued growth and adoption of solar power globally. Trackers significantly increase the amount of solar energy produced at a solar installation by moving solar panels throughout the day to maintain an optimal orientation relative to the sun. Our systems offer efficiency gains relative to other tracker systems due to our their enhanced design, which includes a two-panel in-portrait format and independent rows, and its optimization for use with bifacial panels. Additionally, these efficiency gains can be enhanced by our proprietary software solutions. Our customers include leading project developers, solar asset owners and engineering procurement and construction ("EPC") contractors that design and build solar energy projects. Our team of experienced renewable energy professionals is focused on delivering compelling value to customers across the full solar energy project lifecycle, including at the development, construction and operations phases.

Our corporate headquarters and testing lab are located in Austin, Texas, and we have a training and technology development site in Aurora, Colorado. To assist with our global expansion effort, we have grown our sales and support network abroad, with employees located in Australia, Canada, India, the Middle East, China, Europe, South Africa, and South-East Asia. As of September 30, 2021, we had 216 full-time employees.

We currently offer tracking and software solutions targeting the utility-scale solar energy markets to current and potential customers in the United States, Asia, the Middle East, North Africa, Europe, South America and Australia. In 2020 and for the nine months ended September 30, 2021, we derived the majority of our revenue from EPC contractors in the United States. We expect this revenue profile to shift over time as project developers and solar asset owners make more direct purchases of solar installations and as we continue to expand our global footprint in Latin America, Europe and certain other markets. We derived 81% of all of our revenue from tracker system sales for the nine months ended September 30, 2021. During this same period, substantially all of our revenues were derived from sales to our customers in the United States. The solar industry continues to experience higher commodities and logistics costs. These increased input costs result in downward pressure on our margins. In addition, a group called American Solar Manufacturers Against Chinese Circumvention (A-SMACC) filed an anti-dumping and countervailing duties (AD/CVD) claim withthe US Department of Commerce to investigate solar cells and modules imported from certain companies in Malaysia, Thailand and Vietnam. The Department of Commerce has not made a decision regarding the request and this uncertainty is causing some customers to push out certain projects. We are taking meaningful action to further diversify our supply chain and accelerate our product cost roadmap to mitigate the impact of these cost increases to our business and provide compelling solutions for our customers. At the end of the quarter, we hired a new CEO to accelerate the growth and profitability of the Company. We have maintained focus on our growth strategy throughout the quarter ended September 30, 2021 and experienced growth in our contracted and awarded projects which we believe will produce revenue growth in 2022. We have secured several international project awards and a multi project transaction to provide trackers for 1.7 GWs of projects in development by a leading project developer . As part of this transaction, FTC intends to make a limited amount of development capital available to some of these projects. We also added another order of our SunPath performance enhancing software product which we introduced at the end of 2020. Our SunPath product boosts project energy production yield and our solution is differentiated from other products in the marketplace by eliminating row-to-row shading, optimizing capture of diffuse light and increasing the system yield. We estimate this enables customers to achieve up to a 6% increase in energy yield at a solar installation.

We also launched a large format module tracker system in January 2021which is currently being utilized by various customers. To meet market demand for large format modules, we are providing tracker systems that are compatible with a wide variety of module sizes and configurations, while maintaining the format and installation speed for in portrait orientation. FTC is committed to providing innovative solutions designed to benefit our customers and deliver value.

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

Government Regulations. Changes in the U.S. trade environment, including the imposition of import tariffs and the recent anti- dumping and countervailing duties (AD/CVD) claim currently pending with the Department of Commerce, affect the amount and timing of our revenue, results of operations and cash flows. Escalating trade tensions, particularly between the United States and China, have led to increased tariffs and trade restrictions, including tariffs applicable to certain raw materials and components for our products. We have taken measures with the intention of mitigating the effect of tariffs on our business by reducing our reliance on China. In 2019, 90% of our supply chain was sourced from China. As of September 30, 2021, we have qualified suppliers outside of China for all our commodities and reduced the extent to which our supply chain for U.S.-based projects is subject to existing tariffs. We have entered into partnerships with manufacturers in the United States, Mexico, Canada, Spain, Brazil, Turkey, Saudi Arabia, India, China, Vietnam and Korea to diversify our supply chain and optimize costs.

Disruptions in Transportation and Supply Chain. Our costs are affected by the underlying costs of raw materials including steel, component costs including motors and micro-chips and transportations costs. Current market conditions that constrain supply of materials and disrupt the flow of materials from international vendors impacts the cost of our products and services. We have also seen increases in domestic transportation costs. These cost increases impact our margins. We are taking steps to expand and diversify our manufacturing partnerships and we are implementing alternative modes of transportation to mitigate the impacts of these current headwinds in the global supply chain and logistics market We also have a sharp focus on our design to value initiative to improve margin by reducing manufacturing and material costs of our products.

Impact of the COVID-19 Pandemic

In March of 2020, the World Health Organization declared that the worldwide spread and severity of a new coronavirus, referred to as COVID-19, was severe enough to be characterized as a pandemic. In response to the continued spread of COVID-19, governmental authorities in the United States and around the world have imposed various restrictions designed to slow the pace of the pandemic, including restrictions on travel and other restrictions that prohibit employees from going to work, including in cities where we have offices, employees, and customers, causing severe disruptions in the worldwide economy. We have experienced significant supply chain disruptions that have caused delays in product deliveries due to diminished vessel capacity and port detainment of vessels as a consequence of the COVID-19 pandemic, which have contributed to an increase in lead times for delivery of our tracker systems. The reduced capacity for logistics is also causing increases in logistics costs. We also experienced a COVID-19 related supplier production slowdown due to isolated outbreaks. Additionally, ground operations at project sites have been impacted by health-related restrictions, shelter-in-place orders and worker absenteeism, which resulted in delays in project completions in 2020, and these restrictions have also hindered our ability to provide on-site support to our customers and conduct inspections of our contract manufacturers. The disruptions in the global supply chain have resulted in extended lead times for some of our component parts. Management will continue to monitor the impact of the global situation on our financial condition, cash flows, operations, contract manufacturers, industry, workforce and customer relationships.

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

We subcontract to third party contract manufacturers to manufacture and deliver our products directly to our customers. Our product costs are affected by the underlying cost of raw materials procured by these contract manufacturers, including steel and aluminum; component costs, including electric motors and gearboxes; technological innovation in manufacturing processes; and our ability to achieve economies of scale resulting in lower component costs. We do not currently apply financial hedges against changes in the price of raw materials, but we continue to explore opportunities to mitigate the risks of foreign currency and commodity fluctuations through the use of hedges and foreign exchange lines of credit. The industry is currently experiencing rising steel and logistics costs. We do not have any multi-year contracts with unhedged steel exposure. Subject to the last sentence of this paragraph, we fix our steel input prices as close to signing a customer purchase order as possible. We continue to expand our global supply chain which improves our ability to secure necessary supplies and further diversifies us on key components and positions us with additional flexibility moving forward. During the three month period ended June 30, 2021 we entered into contracts to ensure necessary steel capacity and more price certainty for a substantial portion of the steel commodities required for our anticipated production the rest of the fiscal year.

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

We expect an increase in the number of selling and marketing personnel in connection with the expansion of our global selling and marketing footprint as we enter new markets. The majority of our selling and marketing expenses for the three and nine months ended September 30, 2020 were related to sales to customers in the United States and business development in other parts of the world. As of September 30, 2021, we have a sales presence in the United States, Australia, India, the Middle East, China, Europe, South Africa, and South-East Asia. We intend to continue to expand our sales presence and marketing efforts to additional countries.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, employee benefits, stock-based compensation, and travel related to our executives, finance team, and administrative employees. It also consists of legal, consulting, and professional fees, rent and lease expenses pertaining to our international offices, business insurance and other costs. We have and will continue to incur additional audit, tax, accounting, legal and other costs related to compliance with applicable securities and other regulations, as well as additional insurance, investor relations and other costs associated with being a public company.

Non-Operating Expenses and Other Items

Interest Expense

Interest expense for the nine months ended September 30, 2021, consists of commitment fees related to a revolving credit facility we entered into in April 2021, amortization of debt issuance costs and interest expense related to a revolving line of credit with Western Alliance Bank, which was paid off during the quarter ended March 31, 2021.

Gain on extinguishment of debt

Gain on extinguishment of debt is the result of a forgiveness of a loan effective January 20, 2021 (See “Debt Obligations” below) under the SBA’s Paycheck Protection Program (PPP).

Income Taxes

Provision for income taxes consists primarily of income taxes related to foreign and state jurisdictions in which we conduct business.

Gain on disposal in equity investment

Gain on disposal in equity investment resulted from the Company disposing of its approximate 23% non-controlling interest in Dimension Energy, LLC (See "Note 7." in the Notes to Condensed Consolidated Financial Statements.)

Loss from Unconsolidated Subsidiary

Loss from unconsolidated subsidiary represents our allocated net loss arising from our equity method investment in Dimension Energy, LLC through the disposal date.

Results of Operations

The following tables summarizes our results of operations as well as other financial data management considers meaningful for the three and nine months ended September 30, 2020 and 2021. This information should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. The results of historical periods are not necessarily indicative of the results of operations for any future period.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2021	2020	2021
	(dollars in thousands)
Revenue:
Product revenue	$48,879	$45,582	$122,197	$137,799
Service revenue	10,761	7,407	20,976	31,005
Total revenue	59,640	52,989	143,173	168,804
Cost of revenue (a):	—	—	—	—
Product cost of revenue	46,513	48,090	114,883	146,964
Service cost of revenue	10,261	12,938	19,826	45,810
Total cost of revenue	56,774	61,028	134,709	192,774
Gross profit (loss)	2,866	(8,039)	8,464	(23,970)
Operating expenses
Research and development (a)	1,438	2,116	4,047	9,653
Selling and marketing (a)	1,041	2,224	2,374	6,421
General and administrative (a)	2,912	10,392	7,630	63,217
Total operating expenses	5,391	14,732	14,051	79,291
Loss from operations	(2,525)	(22,771)	(5,587)	(103,261)
Interest expense	(70)	(301)	(303)	(515)
Gain from disposal in equity investment	—	210	—	20,829
Gain (loss) on extinguishment of debt	(34)	—	(75)	790
Other expense	(1)	(13)	(1)	(59)
Loss before income taxes	(2,630)	(22,875)	(5,966)	(82,216)
(Expense) benefit from income taxes	(24)	(41)	115	(137)
Loss from unconsolidated subsidiary	(186)	—	(345)	(354)
Net Loss	$(2,840)	$(22,916)	$(6,196)	$(82,707)
Other comprehensive income (loss):				$—
Foreign currency translation adjustments	(12)	3	(20)	9
Comprehensive Loss	$(2,852)	$(22,913)	$(6,216)	$(82,698)

(a)
Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Cost of revenue	$80	$342	$244	$7,571
Research and development	16	200	47	3,925
Selling and marketing	9	1,135	28	2,942
General and administrative	343	3,704	1,062	44,093
Total stock-based compensation expense	$448	$5,381	$1,381	$58,531

Comparison of the Three and Nine Months ended September 30, 2020 and 2021

Product Revenue

Product revenue for the three months ended September 30, 2021 was $45.6 million, a decrease of $3.3 million or 7%, as compared to $48.9 million for the three months ended September 30, 2020, primarily driven by a 16% decrease in MW shipped, partially offset by an increase in ASP. During the three months ended September 30, 2021, 42% of the MW shipped were to new customers that we did not have in the three months ended September 30, 2020 and 58% represented new projects with customers we worked with in the three months ended September 30, 2020. The revenue was primarily generated by customer projects located in the United States.

Product revenue for the nine months ended September 30, 2021 was $137.8 million, an increase of $15.6 million or 13%, as compared to $122.2 million for the nine months ended September 30, 2020, primarily driven by a 15% increase in MW shipped and a slight increase in ASP. During the nine months ended September 30, 2021, 15% of the MW shipped were to new customers that we did not have in the nine months ended September 30, 2020 and 85% represented new projects with customers we worked with in the nine months ended September 30, 2020. The revenue was primarily generated by customer projects located in the United States.

Service Revenue

Service revenue for the three months ended September 30, 2021, was $7.4 million, a decrease of $3.4 million, as compared to $10.8 million for the three months ended September 30, 2020, primarily driven by an decrease in MW shipped offset by an increase in shipping and logistics revenue on Voyager Tracker sales due to increases in contract pricing which helped offset the significant rise in shipping and logistics costs.

Service revenue for the nine months ended September 30, 2021, was $31.0 million, an increase of $10.0 million, as compared to $21.0 million for the nine months ended September 30, 2020, primarily driven by an increase in shipping and logistics revenue on Voyager Tracker sales due to a 15% increase in MW shipped to our U.S. customers and by increased contract prices which help offset rising shipping and logistics costs.

Cost of Revenue and Gross Profit

Cost of revenue for the three months ended September 30, 2021 was $61.0 million, an increase of $4.3 million as compared to $56.8 million for the three months ended September 30, 2020, primarily driven by an increase in personnel, shipping and logistics costs and steel commodity prices which were partially offset by a reduction in MW shipped. Cost per MW increased 27% year over year due to increases in steel prices and shipping and logistics costs. Overhead costs were higher due to increased headcount. Our approach when we receive a contract from our customers, is to place the related supply purchase orders for tracker components as soon as possible thus locking our costs for commodities like steel. We continue to develop innovative approaches to mitigate the impacts of global increases in shipping and logistics costs due to the capacity constraints within the market.

Cost of revenue for the nine months ended September 30, 2021 was $192.8 million, an increase of $58.1 million as compared to $134.7 million for the nine months ended September 30, 2020, primarily driven by the aforementioned increase in MW shipped as well as increases in steel costs and shipping and logistics costs. Cost per MW increased 24% due to increases in steel prices and shipping and logistics costs. Overhead costs were higher year over year due to increased headcount to support our growth and the higher stock-based compensation expense recorded in the second quarter of 2021 due to our IPO triggering vesting of a significant number of shares. Cost of revenue for the nine months ended September 30, 2021 was also impacted by approximately $4.5 million in expenditures related to certain retrofits, remediations and product reconfigurations for certain of our solar tracker systems that had been previously installed, or were in the process of being installed, at customer sites.

Gross margin was negative for the quarter ended September 30, 2021 due to increased shipping and logistics costs of approximately $5.5 million that were not passed on to our customers, product reconfiguration, higher costs for our components and higher overhead costs due to an increase in headcount.

 Our gross margin for the nine months ended September 30, 2021 decreased $32.4 million as compared to the nine months ended September 30, 2020 due primarily to increased logistics costs that were not passed on to our customers, increases in headcount as we scale and higher stock-based compensation triggered by the IPO. The gross profit for the nine months ended September 30, 2020 benefitted from a higher mix of safe harbor projects which carried a higher margin as customers were seeking to take advantage of the expected ITC step down.

Research and Development (R&D)Expenses

 Research and development expenses for the three months ended September 30, 2021 were $2.1 million, an increase of $0.7 million as compared to $1.4 million for the three months ended September 30, 2020. The increase in expenses was primarily attributable to an increase of $0.3 million in personnel-related expenses, due to a net increase in headcount for the research and development of our products, $0.2 million increase in patent related expense and $0.1 increase in R&D focused on design to value initiatives. Research and development expenses as a percentage of revenue were approximately 2% for the three months ended September 30, 2020 and 4% for the three months ended September 30, 2021.

Research and development expenses for the nine months ended September 30, 2021 were $9.7 million, an increase of $5.6 million, as compared to $4.0 million for the nine months ended September 30, 2020. The increase in expenses was primarily attributable to an increase of $3.9 million attributable to stock-based compensation triggered by our IPO, $0.7 million in personnel-related expenses, due to a net increase in headcount for the research and development of our products and an increase of $0.6 million in R&D related to our design to value initiatives to reduce the costs of our tracker product. Research and development expenses as a percentage of revenue were 3% for the nine months ended September 30, 2020 and 6% for the nine months ended September 30, 2021.

Selling and Marketing Expenses

Selling and marketing expenses for the three months ended September 30, 2021 were $2.2 million, an increase of $1.2 million as compared to $1.0 million for the three months ended September 30, 2020. The increase in selling and marketing expenses was primarily attributable to an increase of $1.1 million of stock-based compensation and a $0.2 million increase in personnel-related expenses due to a net increase in headcount to support our international expansion plans. Selling and marketing expenses as a percentage of revenue were 2% for the three months ended September 30, 2020 and 4% for the three months ended September 30, 2021.

Selling and marketing expenses for the nine months ended September 30, 2021 were $6.4 million, an increase of $4.0 million, as compared to $2.4 million for the nine months ended September 30, 2020. The increase in selling and marketing expenses was primarily attributable to an increase in of $3.1 million for stock-based compensation triggered by our IPO, and $1.1 million in personnel-related expenses, due to a net increase in headcount to support our international expansion plans. Selling and marketing expenses as a percentage of revenue were 2% for the nine months ended September 30, 2020 and 4% for the nine months ended September

30, 2021.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2021 were $10.4 million, an increase of $7.5 million, as compared to $2.9 million for the three months ended September 30, 2020. The increase in general and administrative expenses was primarily attributable to an increase in stock based compensation of $3.4 million, an increase of $0.6 million in personnel-related expenses due to a net increase in headcount, an increase of $0.5 million in professional fees for consulting, legal and accounting services to support becoming a public company, an increase of $0.9 million in business insurance costs and an increase of $0.4 million pertaining to rent, lease and other office expenses in line with an increase in headcount. General and administrative expenses as a percentage of revenue were approximately 5% for the three months ended September 30, 2020 and 20% for the three months ended September 30, 2021.

General and administrative expenses for the nine months ended September 30, 2021 were $63.2 million, an increase of $55.6 million, as compared to $7.6 million for the nine months ended September 30, 2020. The increase in general and administrative expenses was primarily attributable to an increase of $47.4 million for stock based compensation triggered by our IPO, an increase of $2.4 million in personnel-related expenses due to an increase in headcount, an increase of $2.3 million in professional fees for consulting, legal and accounting services, an increase of $1.5 million in business insurance costs and an increase of $0.8 million pertaining to rent, lease and other office expenses in line with an increase in headcount. General and administrative expenses as a percentage of revenue were approximately 5% for the nine months ended September 30, 2020 and 37% for the nine months ended September 30, 2021.

Interest Expense

Interest expense consists of interest expense in connection with our revolving line of credit with Western Alliance Bank, which was scheduled to mature on June 10, 2021 but was paid off during the quarter ended March 31, 2021 and interest expense in connection with our commitment fee for our revolving credit facility and amortization of debt issuance costs that we entered into in April 2021. (See “Debt Obligations” below).

Loss from Unconsolidated Subsidiary

We sold our interest in our unconsolidated subsidiary, Dimension, on June 24, 2021. Dimension is a community solar developer based in Atlanta, Georgia that provides renewable energy solutions for local communities in the United States. Loss from unconsolidated subsidiary for the period from January 1, 2021, to the disposal date was $0.4 million. For the nine months ended September 30, 2020, we recognized a loss of $0.3 million on this equity investment.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through sales of shares of common stock, issuance of debt and payments from our customers. Our ability to generate positive cash flow from operations is dependent on contract payment terms and the strength of our gross margins. During the nine months ended September 30, 2021, we used cash generated from operations to ensure steel capacity for our projects in the back half of the year and to acquire inventory that has a longer lead time due to global market supply and logistics constraints. The economic conditions causing our industry to experience rapid commodity price increases and significant increases in transportation costs negatively impacts our margin in the near term and thus our cash from operations. We are taking steps to diversify our supply chain and design lower material requirements for our trackers in order to mitigate these economic headwinds. We believe this impact to be temporary as we work through our improvement roadmap. We intend to make up to $30M of development capital available to a tracker customer that is committing to use our trackers on a significant portion of their development projects. We believe that our operating cash flows, our cash balances, as well as the available borrowing capacity under our revolving credit facility will be sufficient to meet our cash needs for the next 12 months.

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

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Nine Months Ended
	September 30,
	2020	2021
	(in thousands)
Net cash used in operating activities	$(14,638)	$(92,414)
Net cash provided by investing activities	—	21,554
Net cash provided by financing activities	26,784	178,140
Effect of exchange rate changes on cash and restricted cash	(20)	9
Increase in cash and restricted cash	$12,126	$107,289

Operating Activities

For the nine months ended September 30, 2020, net cash used in operating activities was $14.6 million, primarily due to a net loss of $6.2 million and an increase of $13.8 million in accrued expenses, $12.2 million in accounts receivable, and $4.4 million in prepaid and other current assets, and a decrease of $14.1 million in deferred revenue.

 For the nine months ended September 30, 2021, net cash used in operating activities was $92.4 million, primarily due to a net loss of $82.7 million which is reflective of our current investment in growing our operations and becoming a public company, global increases in logistics costs and expanding our presence to additional countries. This reflects an increase of $30.0 million in receivables, $16.6 million in prepaid deposits to secure supply capacity for the remainder of the year, $20.7 million in accounts payable and accrued expenses and $9.6 million in inventory and a decrease in deferred revenue of $13.4 million.

Investing Activities

For the nine months ended September 30, 2021, net cash provided by investing activities was $21.6 million, which was attributable to proceeds from the disposal of the equity method investment.

Financing Activities

For the nine months ended September 30, 2020, net cash provided by financing activities was $26.8 million which was primarily due to proceeds received from the sale of stock.

For the nine months ended September 30, 2021, net cash provided by financing activities was $178.1 million which was primarily attributable to the proceeds from sale of common stock from our initial IPO in April 2021, less underwriting commissions and repurchases of approximately 4.5 million shares of our common stock which resulted from the settlement of certain vested RSUs and the exercise of certain options in connection with the IPO.

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

On April 30, 2021, the Company entered into a $100 million senior secured revolving credit facility, by and among the Company, as borrower, the several financial institutions from time-to-time parties thereto, and Barclays Bank PLC, as an issuing lender, the swingline lender and as administrative agent (the “Credit Agreement”). The Credit Agreement has an initial three-year term and it will be used for working capital and for other general corporate purposes. The Company has not made any draws on the revolving credit facility. The Credit Agreement includes the following terms: (i) aggregate commitments of up to $100 million, with letter of credit and swingline sub-limits; (ii) customary base rate of LIBOR plus 3.25% per annum, respectively; (iii) initial commitment fees of 0.50% per annum; (iv) initial letter of credit fees of 3.25% per annum; and (v) other customary terms for a corporate revolving credit facility. The Company did not draw any funds on its credit facility during the three and nine months ended September 30, 2021.

The facility is secured by a first priority lien on substantially all of the Company’s assets, subject to certain exclusions, and customary guarantees. The Credit Agreement includes the following financial condition covenants that the Company is required to satisfy: (i) maintain a minimum liquidity limit of $125 million for each quarter; (ii) maintain a 3.75 times leverage ratio; and (iii) maintain a 1.5 times interest coverage ratio. The leverage and interest coverage ratios will be triggered when the Company achieves $50 million in adjusted EBITDA over a trailing twelve months. Once the leverage and interest coverage ratios are triggered the minimum liquidity limit will not have a minimum limit. Minimum liquidity includes unrestricted cash plus the undrawn balance of the revolving credit facility. The minimum liquidity covenant was the only financial condition covenant the Company had to satisfy as of the period ended September 30, 2021. As of September 30, 2021, the Company was in full compliance with its financial condition covenant.

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

Non-GAAP Financial Measures

Adjusted EBITDA, Adjusted Non-GAAP Net Loss and Adjusted Non-GAAP Net Loss Per Share (“Adjusted EPS”)

We present Adjusted EBITDA, Adjusted Non-GAAP Net Loss and Adjusted EPS as supplemental measures of our performance. We define Adjusted EBITDA as net loss plus (i) income tax (benefit) or expense, (ii) interest expense, (iii) depreciation expense, (iv) amortization of intangibles, (v) amortization of debt issuance costs, (vi) stock-based compensation (vii) gain on extinguishment of debt, (viii) gain from disposal in equity investment, (ix) non-routine legal fees, (x) severance, (xi) other costs and (xii) loss from unconsolidated subsidiary. We define Adjusted Net Loss as net loss plus (i) amortization of intangibles, (ii) amortization of debt issuance costs (iii) stock-based compensation, (iv) gain on extinguishment of debt, (v) gain from disposal of equity investment, (vi) non-routine legal fees, (vii) severance, (viii) other costs, (ix) loss from unconsolidated subsidiary and (x) income tax expense of adjustments. Adjusted EPS is defined as Adjusted Non-GAAP Net Loss Per Share using the weighted average basic and diluted shares outstanding.

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

Revision of Previously Issued Financial Statements

In connection with the preparation of the Company's financial statements as of and for the three months ended September 30, 2021, the Company identified an error in the basic and diluted earnings per share (“EPS”) calculation for the three and six months ended June 30, 2021. The revisions for the stock-based compensation did not have any impact on Non-GAAP Adjusted EBITDA or Adjusted Non-GAAP Net Loss. However, the adjustment to the weighted average shares outstanding did have an impact to the Adjusted EPS. The Adjusted EPS as previously reported was $(0.21) and $(0.32) loss per share for the three and six months ended June 30, 2021 and after the revision the Adjusted EPS increased to $(0.19) and $(0.31) loss per share for the three and six months ended June 30, 2021. (See Footnote 2. to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.)

The following table reconciles Net Loss to Adjusted EBITDA for the three and nine months ended September 30, 2020 and 2021, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2021	2020	2021
	(in thousands)
Net loss	$(2,840)	$(22,916)	$(6,196)	$(82,707)
Income tax (benefit)	24	41	(115)	137
Interest expense, net	70	128	303	227
Depreciation expense	3	53	10	95
Amortization of intangibles	—	—	33	—
Amortization of debt issuance costs	—	173	—	288
Stock-based compensation	448	5,381	1,381	58,531
(Gain) loss on extinguishment of debt(a)	34	—	75	(790)
(Gain) from disposal of equity investment	—	(210)	—	(20,829)
Non-routine legal fees (b)	—	988	—	1,763
Severance(c)	—	—	—	295
Other costs(d)	—	270	—	3,135
Loss from unconsolidated subsidiary(e)	186	—	345	354
Adjusted EBITDA	$(2,075)	$(16,092)	$(4,164)	$(39,501)

(a) The gain on extinguishment of debt for the nine months ended September 30, 2021 resulted from forgiveness of a loan under SBA’s Paycheck Protection Program. See “Note -8 Debt and Other Borrowings”.

(b) Represents legal fees incurred that were not ordinary or routine to the operations of the business.

(c) Represents severance accrued related to an agreement with an employee due to restructuring changes.

(d) Represents consulting fees in connection with operations and finance and other costs associated with our IPO and one-time CEO transition cost.

(e) Represents results of an entity that we do not consolidate, as our management excludes these results when evaluating our operating performance.

The following table reconciles Net Loss to Adjusted Non-GAAP Net Loss and Adjusted EPS for the three and nine months ended September 30, 2020 and 2021, respectively. All shares and per share amounts have been adjusted for an approximately 8.25-for-1 share forward stock split which took effect on April 28, 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2021	2020	2021
	(in thousands, except per share data)
Net loss	$(2,840)	$(22,916)	$(6,196)	$(82,707)
Amortization of intangibles	—	—	33	—
Amortization of debt issuance costs	—	173	—	288
Stock-based compensation	448	5,381	1,381	58,531
(Gain) loss on extinguishment of debt(a)	34	—	75	(790)
(Gain) from disposal of equity investment	—	(210)	—	(20,829)
Non-routine legal fees(b)	—	988	—	1,763
Severance(c)	—	—	—	295
Other costs(d)	—	270	—	3,135
Loss from unconsolidated subsidiary(e)	186	—	345	354
Income tax expense of adjustments(f)	—	—	(3)	—
Adjusted Non-GAAP net loss	$(2,172)	$(16,314)	$(4,365)	$(39,960)

Adjusted Non-GAAP net loss per share (Adjusted EPS)
Basic	$(0.03)	$(0.17)	$(0.06)	$(0.48)
Diluted	$(0.03)	$(0.17)	$(0.06)	$(0.48)

Weighted-average common shares outstanding:
Basic	67,567,724	94,596,519	69,857,468	82,677,824
Diluted	67,567,724	94,596,519	69,857,468	82,677,824

(a) The gain on extinguishment of debt for the nine months ended September 30, 2021 resulted from forgiveness of a loan under SBA’s Paycheck Protection Program. See “Note -8 Debt and Other Borrowings”.
(b) Represents legal fees incurred that were not ordinary or routine to the operations of the business.
(c) Represents severance accrued related to an agreement with an employee due to restructuring changes.
(d) Represents consulting fees in connection with operations and finance and other costs associated with our IPO and one-time CEO transition cost.
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

See Note 3 to our condensed consolidated financial statements included elsewhere in this report.

Critical Accounting Policies and Significant Management Estimates

The preparation of our interim unaudited condensed consolidated financial statements in accordance with GAAP requires estimates, judgments and assumptions that affect the reported amounts and classifications of assets and liabilities, revenues and expenses and the related disclosures of contingent liabilities in our interim unaudited condensed consolidated financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the following critical accounting policies and estimates:

•
Revenue recognition;
•
Equity method investments;
•
Warranties;
•
Stock-based compensation;
•
Deferred revenues;
•
Leases;
•
Contingent consideration; and
•
Income taxes

We have other key accounting policies which involve the use of estimates, judgments and assumptions that are significant to understanding our results. See Note 3 - Summary of Significant Accounting Policies to the interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Of those policies, we believe that the accounting policies enumerated above involve the greatest degree of complexity and exercise of judgment by our management.

During the three months and nine months ended September 30, 2021, there were no significant changes in our critical accounting policies or estimates which were included in the condensed consolidated financial statements and the accompanying notes for the fiscal year ended December 31, 2020, which are included in our year ended December 31, 2020 financial statements in the Company’s IPO Prospectus for its IPO dated as of April 29, 2021 and filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act.

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

• We did not design and maintain adequate controls over the period-end close and financial reporting process including establishment of accounting policies and procedures, certain account reconciliations, cut-off, segregation of duties, journal entries and financial statement preparation. This material weakness contributed to material adjustments in the 2019 consolidated financial statements principally, but not limited to, in the following areas: definite-lived intangibles, warranty obligation, cut-off of revenue transactions and related cost of sales. This material weakness also contributed to misstatements in our stock-based compensation and weighted-average common shares outstanding, which led to the revision of the Company’s consolidated financial statements as of June 30, 2021 and for the three and six months period then ended.

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

Status of Remediation Plan

Our remediation efforts for these material weaknesses are ongoing and we continue our initiatives to enhance and improve our control activities and processes. Our remediation plan includes but is not limited to the following:

• We appointed a new Director of Internal Audit with previous experience with internal controls and internal audit process and procedure for publicly traded companies;

• We have increased communication and training to employees regarding internal control over financial reporting, disclosure controls, processes and procedures;

• We have established an Internal Control Committee that will be chaired by our new Director of Internal Audit to serve as an oversight and monitoring committee of the Company’s internal controls;

• We have hired and will continue to hire accounting personnel, as needed, from the finance and accounting profession with experience in publicly traded companies;

• We continue to utilize third-party consultants and specialists to supplement our internal resources;

• We continue to enhance and improve our established accounting policies and procedures;

• We continue to enhance processes and procedures to monitor and evaluate the effectiveness of our

ITGCs on an ongoing basis and are committed to taking further action in making additional improvements, as we find necessary.

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

On April 21, 2021, FCX Solar, LLC (“FCX”), filed a lawsuit against us in the United States District Court for the Southern District of New York. The complaint alleges breach of contract and tort claims related to a patent license agreement and consulting relationship between FCX and us. FCX seeks damages of approximately $134 million in the lawsuit. On July 2, 2021, we filed a motion to dismiss the tort claims. On July 16, 2021, rather than responding to that motion, FCX filed an amended complaint asserting the same claims as the original complaint. On July 22, 2021, we advised the court that FTC would stand on its motion to dismiss, and at the request of the court, we filed a revised motion citing the amended complaint. FCX filed its response on August 19, 2021, and we filed a reply and a request for oral argument on September 7, 2021. Discovery in the Southern District of New York matter is ongoing. On May 29, 2021, FCX filed a separate lawsuit against us in the United States District Court for the Western District of Texas, alleging a claim for patent infringement related to U.S. Patent No. 10,903,782. FCX seeks an unspecified amount of damages, including past and future royalties, and injunctive relief. Our answer to that complaint was filed on June 22, 2021, along with our motion to transfer the patent suit to the Southern District of New York to be consolidated with the New York litigation. FCX filed an amended complaint asserting claims for direct patent infringement, indirect infringement by active inducement, and contributory infringement on July 27, 2021, and we filed our answer to that complaint on August 10, 2021. On October 25, 2021, our motion to transfer the case to the Southern District of New York was granted. The Company believes the claims asserted in both lawsuits are without merit, and we plan to vigorously defend against them. The Company and its management considered (a) the facts described above, (b) the preliminary stages of the proceedings and (c) the advice of outside legal counsel on the claims and determined that it is not probable that FCX will prevail on the merits. At this time the Company believes that the likelihood of any material loss related to these matters is remote given the strength of the Company’s defenses.

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

We have and intend to continue to use the remaining $187.0 million for general corporate purposes, including working capital and operating expenses. We may also use a portion of such proceeds to acquire or invest in businesses, products, services or technologies; however, we do not have binding agreements or commitments for any material acquisitions or investments at this time, though we would expect to use a portion of such proceeds for the development capital in connection with the multi project transaction for 1.7 gigawatts ("GWs") described herein.

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

10.3	*	Employment Agreement by and between FTC Solar, Inc. and Sean Hunkler.
10.4	**

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

FTC SOLAR, INC.

Date: November 12, 2021	/s/ Sean Hunkler
Sean Hunkler, Chief Executive Officer

Date: November 12, 2021	/s/ Patrick M. Cook
Patrick M. Cook, Chief Financial Officer