Form 10-K
period 2021-12-31
FTC Solar, Inc.
filed 2022-03-21
CIK 1828161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40350

FTC SOLAR, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	81-4816270
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9020 N Capital of Texas Hwy, Suite I-260, Austin, Texas	78759
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (737) 787-7906

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	FTCI	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☐

Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on June 30, 2021 was $360,590,194.

The number of shares of Registrant’s Common Stock outstanding as of March 11, 2022, was 99,144,385.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

Portions of the Registrant's 2022 Proxy Statement for the Annual Meeting of Stockholders, to be filed on or before April 30, 2022, are incorporated by reference into Part III of this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements. All statements other than statements of historical or current facts contained in this Annual Report may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, liquidity, growth and profitability strategies and factors and trends affecting our business are forward-looking statements. Forward-looking statements can be identified in some cases by the use of words such as “believe,” “can,” “could,” “potential,” “plan,” “predict,” “goals,” “seek,” “should,” “may,” “may have,” “would,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” the negative of these words, other similar expressions or by discussions of strategy, plans or intentions.

The forward-looking statements in this Annual Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We believe that these factors include, but are not limited to, the factors set forth under Item 1A. "Risk Factors". Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

You should read this Annual Report with the understanding that our actual future results may be materially different from what we expect. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

These forward-looking statements speak only as of the date of this Annual Report. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Annual Report, whether as a result of any new information, future events, or otherwise.

PART I

Item 1. Business.

Development of the business

FTC Solar, Inc. (the “Company”, “we”, “our”, or “us”) was founded in 2017 and is incorporated in the state of Delaware. We are a global provider of advanced solar tracker systems, supported by proprietary software and value-added engineering services. Our mission is to provide differentiated products, software, and services that maximize energy generation and cost savings for our customers, and to help facilitate the continued growth and adoption of solar power globally. Trackers significantly increase the amount of solar energy produced at a solar installation by moving solar panels throughout the day to maintain an optimal orientation relative to the sun. Our tracker systems are currently marketed under the Voyager brand name (“Voyager Tracker” or “Voyager”). Voyager is a next-generation two-panel in-portrait single-axis tracker solution that we believe offers industry-leading performance and ease of installation. We have a team of dedicated renewable energy professionals with significant project installation experience focused on delivering cost reductions to our US and worldwide clients across the solar project development and construction cycle. Our solar solutions span a range of applications, including ground mount, tracker, canopy, and rooftop. The Company is headquartered in Austin, Texas, and has international subsidiaries in Australia, India, Singapore, and South Africa.

On January 13, 2017, the Company entered into an asset purchase agreement with SunEdison Utility Holdings, Inc. (“Seller”) to purchase all assets of the Seller, in addition to assuming any liabilities, for a total transaction price of $6 million. Seller discontinued its operations and filed for bankruptcy prior to the acquisition date. The assets purchased as part of this acquisition included intangible assets in the form of developed technology (AP90 tracker), software, and inventory. In connection with the acquisition, the Company was formed by the management team behind the AP90 tracker, a first-generation tracker based on a one-panel in-portrait, linked-row design. The management team utilized their design and construction experience, and their experience with installing and operating other competitive tracking solutions, to create the next-generation Voyager Tracker, which achieved product certification in 2019.

In April 2021, we completed an initial public offering (IPO) of 19,840,000 shares of our common stock receiving proceeds of $241.2 million, net of underwriting discounts and commissions, but before offering costs, and began trading on the Nasdaq Global Market under the symbol “FTCI”. Prior to the completion of the IPO, the board of directors and stockholders approved an approximately 8.25-for-1 forward stock split (the “Forward Stock Split”) of the Company’s shares of common stock which became effective on April 28, 2021. Proceeds from the IPO were used for general corporate purposes, with $54.2 million used to purchase an aggregate of 4,455,384 shares of our common stock, including shares resulting from the settlement of certain vested restricted stock units (“RSUs”) and exercise of certain options in connection with the IPO at the IPO price, less underwriting discounts and commissions.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups (JOBS) Act. Under the JOBS Act, we elected to use the allowed extended transition period to delay adopting new or revised accounting standards until such time as those standards apply to private companies.

Description of the business

We currently offer tracking and software solutions targeting the utility-scale solar energy markets to current and potential customers in the United States, Asia, the Middle East, North Africa, South Africa and Australia, and we aim to continue to expand our global footprint in Latin America, New Zealand and Europe. Our Voyager tracking system is built upon a self-powered, two-panel in-portrait design utilizing a 60-meter independent row architecture, which provides numerous advantages to our customers.

Our customers include project developers, solar asset owners and engineering, procurement and construction (“EPC”) contractors that design and build solar energy projects.

We currently operate in one business segment and derive our revenue primarily from the sale of: (i) Voyager Tracker and customized components of Voyager Tracker, (ii) individual parts of Voyager Tracker for certain specific transactions, (iii) shipping and handling services, (iv) term-based software licenses, (v) maintenance and support services for the term-based software licenses, and (vi) subscription services.

We report both product and service revenue in our consolidated financial statements. Product revenue includes revenue from the sale of Voyager Tracker and customized components of Voyager Tracker, individual part sales for certain specific transactions, and sale of term-based software licenses. Service revenue includes revenue from shipping and handling services, subscription fees from licensing subscription services, and maintenance and support services in connection with the term-based software licenses.

We incur costs associated with the revenues generated related to (i) the raw materials used in the Voyager Tracker system, including parts and components, (ii) personnel costs attributable to procurement, installation and delivery of finished products and services, (iii) freight and delivery, (iv) product warranty, (v) insurance and (vi) customer support.

We outsource all manufacturing to contract manufacturing partners who rely largely on raw materials obtained from international sources, including various vendors located in Southeast Asia. We, and our contract manufacturing partners, have been impacted by global logistics issues and increasing costs to obtain and deliver those materials during the last nine months of 2021 and continuing into 2022. We continue to focus on improving product margins by seeking ways to reduce such costs.

Market factors

Our global market opportunity is driven by two primary factors: overall growth in utility-scale solar projects and the increased usage of trackers as the preferred mounting system in utility-scale solar projects.

Governments across the globe have established policies to support a transition away from fossil fuels and towards low-carbon forms of energy, such as solar power. In the United States, various states have implemented Renewable Portfolio Standards, which require a specified percentage of the electricity sold by utilities to come from renewable sources by a certain date. Globally, renewable energy support has accelerated since the Paris Agreement under the United Nations Framework Convention on Climate Change, which became effective in 2016. These factors, along with efficiency improvements and cost reductions in the underlying photovoltaic cell technology used in solar energy production, have contributed to solar energy becoming the fastest growing form of electricity production today, according to the 2020 New Energy Outlook published by Bloomberg New Energy Finance.

Solar trackers have been gaining market share versus fixed-tilt mounting systems due to their ability to optimize energy production, accommodate more varied terrain and offer a more attractive return on investment. The United States currently represents the largest portion of the solar tracker market while continued growth is expected in the Middle East, Africa and Asia. We believe we are well positioned to benefit from the accelerating adoption of two-panel in-portrait tracker systems, bifacial panels and larger-format or higher-powered bifacial panels.

Our growth strategy is based on (i) increasing our market share in the United States, (ii) expanding internationally, (iii) expanding our tracker product offerings, (iv) reducing our operating costs through operating leverage, (v) expanding our software offering and improving the attachment rate of enhanced software to tracker sales, (vi) introducing turnkey sales for smaller systems, and (vii) strategic acquisitions.

Government policies and regulations

Federal, state, local and foreign government bodies provide incentives to owners, end-users, distributors, system integrators and manufacturers of solar energy systems to promote solar electricity in the form of rebates, tax credits and other financial incentives such as system performance payments, payments of renewable energy credits associated with renewable energy generation and an exclusion of solar energy systems from property tax assessments.

The most notable incentive program to our U.S. business is the investment tax credit (“ITC”) for solar energy projects, which allows taxpayers to offset their federal income tax liability by a certain percentage of their cost basis in solar energy systems placed in service for commercial use. Under existing tax law, the ITC is 30% for projects that began construction prior to 2020 and are placed in service before 2026, and is reduced (a) to 26% for projects that began or begin construction in 2020, 2021, or 2022 and are placed in service before 2026, (b) to 22% for projects that begin construction in 2023 and are placed in service before 2026 and (c) to 10% for projects that begin construction after 2023 or placed in service after 2025 regardless of when construction began.

The U.S. Congress is considering a variety of proposals, including certain provisions of H.R. 5376 (the “Build Back Better Act”), that would, if enacted, benefit the solar energy industry, including in the form of extended or increased tax credits. Proposals being considered by Congress include: (i) extension of the ITC at a 30% rate through 2031; (ii) the consolidation of numerous federal energy tax incentives into a simplified system which would award credits for clean electricity generation; and (iii) a “direct pay” system applicable to the ITC, which would permit such tax credits to be utilized by owners of solar energy projects regardless of whether they have taxable income. However, there can be no assurance that all or any of the above proposals will be passed by Congress or signed into law by the President.

Renewable portfolio standards (“RPSs”) are a set of policies designed to increase the use of renewable energy sources for electricity generation. In the United States, a number of states and the District of Columbia have implemented RPSs, which require a specified percentage of the electricity sold by utilities to come from renewable resources by a certain date. While many state targets are between 10% and 45%, various other states have targets of 50% or greater.

A feed-in-tariff (“FiT”) is another type of incentive that pays owners of renewable energy systems, including solar energy systems, a certain amount per unit of electricity they generate and provide to the grid. These incentives are often at above-market fixed-prices that are locked in over contract periods of 10 to 20 years. While FiTs are relatively rare as a solar policy mechanism in the United States (with only a handful of states offering them), they are more common internationally.

Environmental, social and governance (“ESG”)

Environmental responsibility has become a priority for investors, demonstrated by a meaningful trend in allocation of capital to companies that are leading and committed to the energy transition from fossil fuels to low-carbon alternatives. We recognize the importance of environmental stewardship, cultivating sustainable relationships with our employees, manufacturers and the communities where we operate, and accountability of our leadership to our stakeholders. As a renewable energy company, we are passionate about our role in facilitating the global transition away from fossil fuel energy sources and towards renewable energy sources. We intend to continue building our business and shaping our corporate culture by taking into account ESG principles applicable to our company. For example, we have received International Standards Organization (“ISO”) 14001:2015 environmental management system certification and ISO 9001:2015 quality management system certification at our corporate headquarters. ISO 14001:2015 and ISO 9001:2015 are globally recognized standards for environmental and quality management systems that provide a voluntary framework to identify key environmental and quality aspects within businesses. We have also received ISO’s Occupational Health and Safety Management certification, ISO 45001:2018. Our contract manufacturing partners also undergo a qualification process to remain on our approved vendor list, which includes a review and assessment of their environmental performance.

Electricity generation from fossil fuel sources results in a significant amount of greenhouse gas and particulate matter emissions, and our offering as a renewable solar energy-based solution helps mitigate this impact by acting as a replacement for such polluting sources. We believe our installed capacity has contributed to eliminating meaningful amounts of carbon dioxide, sulfur dioxide, nitrous oxide and particulate matter from the environment.

Seasonality

Our revenue may be impacted by seasonality and variability related to the timing of construction activity and expected declines in available ITCs for solar projects beginning in 2023, as described above. Based on historical experience, we have experienced lower levels of customer purchasing during winter months in cold-weather climates as it is more costly to our customers to set foundations when the ground is frozen.

Future ITC step-downs may also impact our customers’ purchasing patterns and affect the timing of our revenue recognition from one period to another.

Competition

The tracker industry is highly specialized and dominated by a relatively small number of companies. Our direct tracker competitors include Array Technologies, Inc. and NEXTracker Inc. We also compete indirectly with manufacturers of fixed-tilt mounting systems. We compete on the basis of product performance and features, total cost of ownership (usually measured by the levelized cost of energy), reliability and duration of product warranty, sales and distribution capabilities, training and customer support.

Patents, trademarks and tradenames

We maintain a robust program of research and development to continue to enhance and expand our product offerings to our customers. During the year ended December 31, 2021, our research and development costs totaled $11.5 million, including employee salaries and benefit costs.

Our trademarks and trade names, include, but are not limited to, Voyager Tracker, SunDAT, SunPath, Atlas and FTC Solar, which are protected under applicable intellectual property laws. This Annual Report also may contain trademarks, service marks, trade names and copyrights of other companies, which are the property of their respective owners. Solely for convenience, the trademarks, service marks, trade names and copyrights referred to in this Annual Report are listed without the TM, SM, © and ® symbols, but we will assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors, if any, to these trademarks, service marks, trade names and copyrights.

As of December 31, 2021, we had one U.S. trademark registration, five U.S. applications for trademark registration, 52 issued U.S. patents, twelve issued non-U.S. patents, six patent applications pending for examination in the U.S. and nine patent applications pending for examination in other countries related to panel attachments, solar tracking algorithms, related design and assembly methods, and software solutions. Our issued U.S. patents are expected to expire between 2022 and 2039.

Human capital resources

Our year-end headcount by department for each period was as follows:

Department	December 31, 2021	December 31, 2020	December 31, 2019
Operations and support	104	90	28
Research and development	47	43	25
Sales and marketing	22	13	3
General and administrative	50	32	8
Total headcount at period end	223	178	64

Most employees are located in North America and Asia with certain others based in the Middle East and Australia. We believe we have a diverse employee base in terms of gender, age, experience, background and ethnicity. As an example, the range of ages for our Executive Leadership Team and our global employee workforce at December 31, 2021, was as follows:

Age range of employees	Global Executive Leadership Team	Global employees
18 - 24	-	10
25 - 34	-	71
35 - 44	3	70
45 - 54	4	51
55 and over	4	21
Total at period end	11	223

Additionally, we gather ethnicity information on our U.S. employees, which at December 31, 2021, was as follows:

Ethnicity	U.S. based Executive Leadership Team	United States employees
Asian (not Hispanic or Latino)	4	18
Black or African American (not Hispanic or Latino)	-	8
Hispanic or Latino	-	10
Two or more races (not Hispanic or Latino)	1	6
White (not Hispanic or Latino)	5	81
Total at period end	10	123

We also seek to attract, advance and empower women in advancing their skills and career opportunities through networking, mentorship and professional development. At December 31, 2021, women held the following leadership positions within the Company:

Leadership positions held by women	Global
Women on the board of directors	1
Women on the compensation committee of the board of directors	1
Women on and transitioning to the executive leadership team	2
Female program managers	20
Female people managers	6

We use a mix of competitive base salary, performance-based equity compensation awards and other employee benefits to attract, retain and motivate highly qualified employees and executives. The health and safety of our employees are of primary concern. During the COVID-19 pandemic, we have taken significant steps to protect our workforce, including but not limited to, working remotely when feasible and implementing social distancing protocols consistent with guidelines issued by federal, state and local governments.

We also are continuing to monitor governmental efforts to mandate companies such as us to require employees to be vaccinated against COVID-19 or have periodic testing. While we encourage our employees to become vaccinated and take other appropriate precautions in accordance with guidance from public health organizations, we will comply with governmental regulations at all of our locations, as necessary.

None of our employees are represented by a labor union, and we consider relations with our employees to be good.

Available information

We disseminate information about the Company through required filings we make with the U.S. Securities and Exchange Commission (“SEC”) and, at our discretion, on our website at www.ftcsolar.com.

Information contained on or connected to our website is not incorporated by reference into this Annual Report and should not be considered part of this Annual Report or other filings we make with the SEC. The SEC maintains a site that contains reports, proxy and information statements, and other information regarding reporting issuers. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are filed electronically and are available free of charge at http://www.sec.gov. Additionally, these reports are available free of charge on our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Paper copies may also be obtained at no cost upon request to our General Counsel at 9020 North Capital of Texas Hwy., Building 1, Suite 260, Austin, TX 78759 or by calling (737) 787-7906.

Item 1A. Risk Factors.

In conducting our business, we may face risks and uncertainties that may interfere with our business objectives. You should carefully consider the following risk factors, as well as all of the other information contained in this Annual Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto included elsewhere in this Annual Report. The risks and uncertainties below are not the only ones that we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. The occurrence of any of the following risks, or others specified below, could materially and adversely affect our business, strategies, prospects, financial condition, results of operations and cash flows. In such case, the market price of our common stock could decline, and you could lose all or part of your investment.

Executive Summary

As noted above, we are subject to a number of risks that if realized could adversely affect our business, strategies, prospects, financial condition, results of operations and cash flows. Some of the more significant risks and uncertainties we face include those summarized below. The summary below is not exhaustive and is qualified by reference to the full set of risk factors set forth in this "Risk Factors" section. Please carefully consider all of the information in this Annual Report, including the full set of risks set forth in this "Risk Factors" section, and in our other filings with the SEC before making an investment decision regarding us.

•
Risks related to our business and our industry – We are a new public company with a history of losses that provides products and services to the solar industry, which is rapidly changing and dependent on being competitive with the price of electricity generated from other sources. We face competition from other companies that may be larger than us and have more financial resources than we have which could impact our ability to compete for new business.
•
Risks related to the COVID-19 pandemic – We face risks of significant supply chain disruptions that can cause delays in product deliveries and result in financial penalties and in our ability to serve our customers at their project sites and to meet their training needs due to the lack of availability of qualified personnel and the impact of governmental health-related restrictions and shelter-in-place orders.
•
Risks related to intellectual property – We face the risk of not being able to adequately protect or defend our intellectual property and property rights in the various countries in which we do business.
•
Risks related to manufacturing and supply chain – We face risks in meeting the needs of our customers due to our reliance on contract manufacturers, including on their ability to obtain raw materials in a cost effective and timely manner and to provide timely deliveries of finished products to us and our customers.
•
Risks related to government regulation and legal compliance – We face risks to the demand for our products from our customers due to changes in or expiration of governmental incentives and existing tax credits and other benefits. Additionally, changes in the trade environment and tax treaties between the United States and other countries, such as China, as well as import tariffs could adversely affect our business.
•
Risks related to information technology and data privacy – We face reputational and monetary risks from cybersecurity deficiencies and the unauthorized disclosure of personal or sensitive data relating to our employees, customers, vendors and others.
•
Risks related to ownership of our common stock – The holders of our common stock face a risk of loss in their investment in us due to fluctuations in our stock price as a result of changing market conditions, international trade tensions, our future financial performance, our corporate legal structure and the substantial ownership in our stock by our directors, executive officers and principal stockholders.

Risks Related to Our Business and Our Industry

Our limited operating history and the rapidly changing solar industry make it difficult to evaluate our current business and future prospects and we may not achieve profitability in the future.

We have only been in existence since January 3, 2017, and the first installation of Voyager was in the third quarter of 2019. Our solar tracker systems and other solar energy products and services are used primarily in utility-scale ground-mounted solar energy projects. As a result, our future success depends on continued demand for utility-scale solar energy products and services and the ability of solar equipment manufacturers and suppliers to meet this demand. The solar industry is an evolving industry that has experienced substantial changes in recent years, and consumers and businesses ultimately may not adopt solar energy as an alternative energy source at levels sufficient to grow our business. Some of the factors that may impact the demand for solar energy include:

•
the cost competitiveness, reliability and performance of solar energy systems compared to conventional and non-solar renewable energy sources and products, including the pricing of component parts (e.g., panels) used in solar energy systems;
•
the availability, scale and scope of federal, state, local and foreign government subsidies and incentives to support the development and deployment of solar energy products;
•
prices of traditional carbon-based energy sources and government subsidies for these sources;
•
the extent to which the electric power industry and broader energy industries are deregulated to permit broader adoption of solar electricity generation;
•
investment by end-users of solar energy products, which tends to decrease when economic growth slows; and
•
the emergence, continuance or success of, or increased government support for, other alternative energy generation technologies and products.

We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including unpredictable and volatile revenue. If demand for solar energy fails to develop sufficiently or is not sustained, demand for our products and services will suffer, which would have an adverse impact on our ability to increase our revenue and grow our business.

We have a history of losses that may continue in the future, and we may not achieve profitability.

We had a net loss of $106.6 million for the year ended December 31, 2021, we have incurred substantial net losses from our inception, and we may not be able to achieve profitability and may incur additional losses in the future. At December 31, 2021, we had an accumulated deficit of $149.2 million. Our revenue growth may slow or revenue may decline for a number of reasons, including a decline in demand for our offerings, increased competition, a lack of success in converting sales leads into binding purchase orders, loss of existing customers, our inability to sell software and other complementary products, a decrease in the growth of the solar industry or our market share, future decline in average selling prices of our products and services, our inability to enter international markets or our failure to capitalize on growth opportunities. We may not achieve profitability for a number of reasons, including any declines in revenue, as discussed above, as well as increases in costs to manufacture our products, the impact of U.S. trade tariffs and the imposition of additional tariffs applicable to our industry or our products. In addition, we expect to incur additional costs and expenses related to the continued development and expansion of our business, including in connection with any future acquisitions, as well as ongoing development and marketing of our products and services, expanding into new markets and geographies with respect to both manufacturing and sales of our products, maintaining and enhancing our research and development operations, hiring additional personnel, incurring additional overhead costs and incurring greater costs from professional third-party advisors as necessary in connection with the expansion of our business and public company operations. We do not know whether our revenue will grow rapidly enough to absorb such costs and expenses, or the extent of such costs and expenses and their impact on our results of operations. If we fail to generate sufficient revenue to support our operations, we may not be able to achieve profitability.

The market for our products and services is highly competitive and rapidly evolving and we expect to face increased competition.

The market for solar energy products and services is highly competitive with relatively low barriers to entry. We principally compete with other solar tracker equipment suppliers, as well as fixed-tilt suppliers. A number of companies have developed or are developing solar tracker systems and other products and services that will compete directly with our products and services in the utility-scale solar energy market. Public competitors in the solar tracker market include, among others, Array Technologies, Inc. and NEXTracker Inc., a subsidiary of Flex Ltd., and there are numerous private company competitors, both domestically and internationally. We expect competition to intensify as new competitors enter the market and existing competitors attempt to increase their market shares. Any failure by us to develop or adopt new or enhanced technologies or processes, or to adapt or react to changes in existing technologies, could result in product obsolescence, the loss of competitiveness of our products, including offering lower cost savings or return on investment relative to competing products, decreased revenue and a loss of market share to competitors.

Several of our existing and potential competitors are significantly larger than we are and may have greater financial, marketing, manufacturing, distribution and customer support resources, as well as broader brand recognition and greater market penetration, especially in certain markets. In addition, our competitors’ existing or future products may result in higher energy production and lower cost of energy for the solar energy projects to which they are deployed, either broadly or in certain conditions. Certain of our competitors offer a more comprehensive set of products, including fixed-tilt systems and one-panel in-portrait tracker systems, which may be attractive to certain customers because they often involve lower up-front costs, whereas we do not. In addition, some of our competitors have more resources and experience in developing or acquiring new products and technologies and creating market awareness for these offerings, as well as more established customer relationships due to their longer operating histories. Since we are a fairly new participant in the solar tracker market, both in the United States and globally, it is essential that we acquire market share from our competitors and our failure to do so could impact our ability to continue to grow our business.

Further, technological advances in the tracker industry are developing rapidly and certain competitors may be able to develop or deploy new products and services more quickly than we can, or that are more reliable or that provide more functionality than ours. For example, we intend to continue to develop and deploy products that can withstand higher windspeeds, are adaptable to irregular site boundaries and undulating terrain and can support larger-format panels, however our competitors may do so more quickly or effectively. In addition, some of our competitors have the financial resources to offer competitive products at aggressive pricing levels, which could cause us to lose sales or market share, or prevent us from gaining sales or market share, or require us to lower prices for our products and services to compete effectively. If we have to reduce our prices, or if we are unable to offset any future reductions in our average selling prices by increasing our sales volume, reducing our costs and expenses, or introducing new products and services, our revenue and gross profit would suffer.

We also may face competition from some of our customers or potential customers or other participants in the solar energy industry who evaluate our capabilities against the merits of manufacturing products internally or as a complementary offering to their other products. For example, solar panel manufacturers or project developers could develop or acquire competing technology and, in the case of project developers, use such technology in their solar energy projects. Due to the fact that such customers may not seek to make a profit directly from the manufacture of these products, they may have the ability to manufacture competitive products at a lower cost than we would charge such customers. As a result, our customers or potential customers may purchase fewer of our systems or sell products that compete with our systems, which would negatively impact our revenue and gross profit.

Our solar tracker systems and associated products and services may not achieve broader market acceptance, which would prevent us from increasing our revenue and market share.

If we fail to achieve broader market acceptance of our products and services, including international acceptance of Voyager, our ability to increase our revenue, gain market share and achieve profitability would be adversely impacted. Our ability to achieve broader market acceptance for our products and services may be affected by a number of factors, including:

•
our ability to produce solar tracker systems that compete favorably against other products on the basis of price, quality, cost of installation, overall cost savings, reliability and performance;
•
the rate and extent of deployment of tracker systems versus fixed-tilt ground-mounted systems within the solar industry, especially in international markets;
•
the rate and extent of deployment of two-panel in-portrait tracker systems versus one-panel in-portrait tracker systems;
•
our ability to timely introduce new products and complete new designs, and qualify and certify our products;
•
whether project developers, solar asset owners, EPC contractors and solar financing providers will continue to adopt and finance our solar tracker systems and other products and services, including as a result of the quality, reliability and performance of our tracker systems that are in operation, which have a relatively limited history;
•
the ability of prospective customers to obtain financing, including tax equity financing, for solar energy installations using our products on acceptable terms or at all;
•
our ability to develop products and related processes that comply with local standards and regulatory requirements, as well as local content requirements; and
•
our ability to develop and maintain successful relationships with our customers and contract manufacturers.

In addition, our reputation and our relationship with our customers is paramount to us and we have invested heavily in building a brand and solutions associated with high quality, differentiated product offerings and strong customer service. We believe that maintaining the quality of our products and the strength of our reputation is critical to our existing customer relationships and our ability to win new customers and achieve broader market acceptance. Any negative publicity can adversely affect our reputation, and may arise from many sources, including actual or alleged misconduct, errors or improper business practices by employees, officers or current or former directors, including for activities external to FTC Solar, employee claims against us, product defects or failures, future litigation or regulatory actions, matters affecting our financial reporting or compliance with SEC or exchange listing requirements, media coverage, whether accurate or not, governance lapses or workplace misconduct. For example, two of our directors, who are also founders of our business, held senior management roles, including Chief Executive Officer, at SunEdison Inc. (“SunEdison”) in 2016 at the time SunEdison filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. One of these directors, Ahmad Chatila, had been one of the defendants in a number of now dismissed federal and state civil actions related to the SunEdison bankruptcy. In addition, we and our officers, directors and/or employees could be involved in future litigation or claims which could result in negative publicity and adversely impact our business, even if without merit. Any such reputational damage could reduce demand for our products, undermine the loyalty of our customers or reduce our ability to attract new customers and recruit and retain employees, and adversely impact our ability to increase our market share and revenue.

A decrease in the price of electricity may harm our business, financial condition, results of operations and prospects.

Decreases in the price of electricity, whether in organized electric markets or with contract counterparties, may negatively impact the owners of solar energy projects or make the purchase of solar energy systems less economically attractive and would likely result in lower sales of our products and services. The price of electricity could decrease as a result of:

•
construction of a significant number of new, lower-cost power generation plants, including plants utilizing natural gas, renewable energy or other generation technologies;
•
relief of transmission constraints that enable distant, lower-cost generation to transmit energy less expensively or in greater quantities;
•
reductions in the price of natural gas or other fuels;
•
utility rate adjustment and customer class cost reallocation;
•
decreased electricity demand, including from energy conservation technologies and public initiatives to reduce electricity consumption;
•
development of smart-grid technologies that lower peak energy requirements;
•
development of new or lower-cost customer-sited energy storage technologies that have the ability to reduce a customer’s average cost of electricity by shifting load to off-peak times; and
•
development of new energy generation technologies that provide less expensive energy.

If the cost of electricity generated by solar energy installations incorporating our systems or similar tracker systems is high relative to the cost of electricity from other sources, then our business, financial condition and results of operations may be harmed.

Our success in providing panel agnostic versions of our solar tracker systems will depend in part upon our ability to continue to work closely with leading solar panel manufacturers.

We continue to work on variants of our solar tracker systems that enable direct attachment to solar panels produced by various solar panel manufacturers. The market success of such panel agnostic tracker solutions will depend in part on our ability to continue to work closely with solar panel manufacturers to design solar tracker systems that are compatible with their solar panels, including new larger-format solar panels that are entering the market. The solar panel manufacturer market is large and diversified, with many market participants, and we may not be able to effectively work with all necessary solar panel manufacturers on the development of such compatible tracker solutions for a variety of reasons, including differences in marketing or selling strategy, our relatively limited operating history, competitive considerations, engineering challenges, lack of competitive pricing and technological compatibility. In addition, our ability to form effective partnerships with solar panel manufacturers may be adversely affected by the substantial challenges faced by many of these manufacturers due to declining prices and revenue from sales of solar panels and the tariffs in the United States.

If potential owners of solar energy systems incorporating our solar tracker systems are unable to secure financing on acceptable terms, we could experience a reduction in the demand for our products.

Voyager is new to the market, having achieved product certification and first installation in 2019. While we believe we have quickly built a strong reputation in the industry, resulting in an estimated U.S. tracker market share of approximately 11% as of December 31, 2020, (which was calculated using our MW shipped for fiscal year 2020 compared to a total tracker market shipment estimate from a 2020 Wood Mackenzie report), the limited deployment of Voyager and the short operating history to date for systems that have been installed, coupled with our relatively smaller size and capitalization compared to some of our competitors, could result in lenders or tax equity providers refusing to provide the financing to our customers or their customers that is necessary to purchase solar energy systems based on our product platform on favorable terms, or at all. Additionally, an increase in interest rates, or a reduction in the supply of, or change in the market terms offered for, project debt or tax equity financing, could make it more difficult for our customers or their customers to secure the necessary financing on favorable terms, or at all. Any of these events could result in reduced demand for our products, which could have a material adverse effect on our financial condition and results of operations.

Our dependence on a limited number of customers may impair our ability to operate profitably.

We have been dependent in each year since our inception on a small number of customers who generate a significant portion of our business. During the year ended December 31, 2021, three customers accounted for 37%, 20% and 15%, respectively of total revenue. During the year ended December 31, 2020, four customers accounted for 21%, 19%, 10% and 10%, respectively, of total revenue. Further, our trade accounts receivable are all from companies within the solar industry, are concentrated within three to four customers similar to our revenue, and, as such, we are particularly exposed to industry and customer credit risks.

As a result, we may have difficulty operating profitably if there is a default in payment by any of our customers, we lose an existing order or we are unable to generate new orders from new or existing customers. Furthermore, to the extent that any one customer or a small group of customers continues to account for a large percentage of our revenue, the loss of any such customer or that customer’s inability to meet its payment obligations could materially affect our ability to operate profitably. We anticipate that our dependence on a limited number of customers in any given fiscal year will continue for the foreseeable future. There is always a risk that existing customers will elect not to do business with us in the future or will experience financial difficulties. If we do not book more orders with existing customers, or develop relationships with new customers, we may not be able to increase, or even maintain, our revenue, and our financial condition, results of operations, business and/or prospects may be materially adversely affected.

We invest significant time, resources and management attention to identifying and developing project leads that are subject to our sales and marketing focus, and if we are unsuccessful in converting such project leads (or awarded orders) into binding purchase orders, our business, financial condition or results of operations could be materially adversely affected.

The commercial contracting and bidding process for solar project development is long and has multiple steps and uncertainties. We closely monitor the development of potential sales leads through this process. Projects leads may not be converted into binding purchase orders at any stage of the bidding process because either (i) a competitor's product is selected to fulfill some or all of the order due to price, functionality or other reasons or (ii) the project does not progress to the stage involving the purchase of tracker systems. In addition, there is also a risk that an awarded order (which is an order for which we are in the process of documenting a contract but for which a contract has not yet been signed) will not be converted into a binding purchase order. In addition, there is also a risk that an awarded order once converted to a binding purchase order will not be subject to the same pricing as we originally anticipated. If we fail to convert a significant number of project leads that are subject to our sales and marketing focus (or awarded orders) into binding purchase orders, or the pricing in binding purchase orders is not as favorable to us as originally anticipated in the awarded order, our business, financial condition or results of operations could be materially adversely affected.

Due to the seasonality of construction in the United States and step-downs of the investment tax credit ("ITC"), our results of operations may fluctuate significantly from quarter to quarter, which could make our future performance difficult to predict and could cause our results of operations for a particular period to fall below expectations, resulting in a decline in the price of our common stock.

Our quarterly results of operations are difficult to predict and may fluctuate significantly in the future. Because a substantial majority of our sales since inception have been concentrated in the U.S. market, we have experienced seasonal and quarterly fluctuations in the past as a result of seasonal fluctuations in our customers’ businesses. Additionally, our end-users’ ability to install solar energy systems is affected by weather. For example, during the winter months in cold-weather climates in the United States, construction may be delayed in order to let the ground thaw to reduce costs. Such installation delays can impact the timing of orders for our products. We expect expansion into areas with traditionally warmer climates will result in less pronounced seasonal variations in our revenue profile over time. Additionally, we have historically experienced seasonal fluctuations in the purchase patterns of our customers related to the ITC step-downs, with at least some customers placing large orders in the fourth quarter of a particular year and the corresponding shipments occurring during the first half of the subsequent year, resulting in increased revenue in the first half of the year. There are no ITC step-downs in 2022, but this fluctuation could continue to impact our business when the ITC step-downs resume after 2022.

Given that we are an early-stage company operating in a rapidly growing industry, the true extent of historic fluctuations due to the seasonality of construction and the ITC step-downs may have been masked by our recent growth rates and consequently may not be readily apparent from our historical results of operations and may be difficult to predict. Any substantial decrease in revenue would have an adverse effect on our financial condition, results of operations, cash flows and stock price. Seasonality and fluctuations in sales as described herein may also present cash flow challenges as well as place strain on our supply chain.

We plan to expand into additional international markets, which will expose us to additional regulatory, economic, political, reputational and competitive risks.

We are currently expanding our operations to other countries, which requires significant resources and management attention and subjects us to regulatory, economic, political and competitive risks in addition to those we already face in the United States. There are significant risks and costs inherent in doing business in international markets, including:

•
difficulty in establishing and managing international operations, including establishment of local customer service operations and local sales operations, and the associated legal compliance costs;
•
risks related to the usage of international sales representatives, who we do not presently engage but may in the future, who would not be our employees and would not be under our direct control, including legal compliance risks and reputational risks;
•
acceptance of our single-axis tracker systems or other solar energy products and services in markets in which they have not traditionally been used;
•
our ability to accurately forecast product demand and manage manufacturing capacity and production;
•
willingness of our potential customers to incur a higher upfront capital investment for Voyager than may be required for competing fixed-tilt ground-mounted systems;
•
our ability to reduce production costs to price our products competitively;
•
availability of government subsidies and economic incentives for solar energy products and services;
•
timely qualification and certification of new products;
•
the ability to protect and enforce intellectual property rights abroad;
•
compliance with sanctions laws and anti-bribery laws, such as the U.S. Foreign Corrupt Practices Act ("FCPA"), by us, our employees, our sales representatives and our business partners;
•
import and export controls and restrictions and changes in trade regulations;
•
tariffs and other non-tariff barriers, tax consequences and local content requirements;
•
fluctuations in currency exchange rates and the requirements of currency control regulations, which might restrict or prohibit conversion of other currencies into U.S. dollars; and
•
political or social unrest or economic instability in a specific country or region in which we operate.

We have limited experience with international regulatory environments and market practices and may not be able to penetrate or successfully operate in the markets we may choose to enter or have entered or otherwise effectively mitigate the regulatory, economic, political, reputational and competitive risks that are inherent when operating in such environments. In addition, we may incur significant expenses as a result of our international expansion, and we may not be successful. Our failure to successfully manage these risks could harm our international operations and have an adverse effect on our business, financial condition and operating results.

We may acquire other companies or technologies, which could divert our management’s attention, result in dilution to our stockholders, reduce our available cash that could be used for other purposes and otherwise disrupt our operations and harm our results of operations.

In some circumstances, we may decide to grow our business through the acquisition of businesses and technologies rather than through internal development. The identification of suitable acquisition candidates can be difficult, time consuming and costly, and we may not be able to successfully complete identified acquisitions, including the recently announced proposed acquisition of Shanghai Han Xiang New Energy Technology Co., Ltd. (commonly known as, and referred to herein, as "HX Tracker"). The risks we face in connection with acquisitions include, but are not limited to:

•
diversion of management time and focus from operating our business to addressing acquisition integration challenges;
•
retention of key employees from the acquired company;
•
failure to realize long-term value and synergies from the acquisition;
•
failure to realize incremental revenue that was anticipated to result from the acquisition;
•
synchronization and integration of the operations of the acquired company with our operations, including blending of corporate cultures;
•
assumption of liabilities for activities of the acquired company before the acquisition; and
•
litigation or other claims in connection with the acquisition, including claims from terminated employees, customers, former stockholders or other third parties.

Our failure to address these risks or other risks encountered in connection with currently contemplated or future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments and incur unanticipated liabilities, or otherwise harm our business. Currently contemplated or future acquisitions also could result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses, any of which could harm our financial condition. For example, we intend to fund the acquisition of HX Tracker with $4.3 million of cash and approximately 1.4 million shares of our common stock and intend to offer an earn-out to the sellers of 1.6 million shares of our common stock, which will vest based on the satisfaction of certain performance metrics. Also, the anticipated benefits of any acquisitions may not materialize. Any of these risks, if realized, could materially and adversely affect our business, financial condition and results of operations.

Defects or quality or performance problems in our products could result in loss of customers, reputational damage and decreased revenue, and we may face warranty, indemnity and product liability claims arising from defective products.

Although we set stringent quality standards for our products, they may contain errors or defects, especially when first introduced or when new generations are released. Errors, defects or poor performance can arise due to design flaws, defects in raw materials or components, manufacturing difficulties and quality control failures, which can affect both the quality and the yield of the product. Any actual or perceived errors, defects or poor performance in our products could result in replacements or recalls, remediation requests, shipment delays, rejection of our products, damage to our reputation, lost revenue, diversion of our engineering personnel from our product development efforts, diversion of our sales personnel from sales efforts and increases in customer service and support costs, all of which could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, defective products may give rise to warranty, indemnity, product liability, liquidated damages or other contractual claims against us that exceed any revenue or profit we receive from the affected products, including claims for damages related to aspects or components of a solar energy project that go beyond the scope of our product offerings. Our limited warranties cover defects in materials and workmanship of our products. As a result, we bear the risk of warranty claims long after we have sold products and recognized revenue. Our accrued reserves for warranty claims are based on our assumptions and we do not have a long history of making such assumptions. As a result, these assumptions could prove to be materially different from the warranty obligations that we may be required to compensate customers for in the case of defective products. Our failure to accurately predict future warranty claims could result in unexpected volatility in, and have a material adverse effect on, our financial condition. In addition, while we seek to support our warranty obligations with warranties from our contract manufacturers, such warranties may not be of the same scope as our warranty obligations, or we may not be able to effectively enforce our rights thereunder.

If one of our products were to cause injury to someone or cause property damage, including as a result of product malfunctions, defects or improper installation, then we could be exposed to product liability claims. We could incur significant costs and liabilities if we are sued and if damages are awarded against us, which could far exceed the revenue we recognize in connection with the related project. Further, any product liability claim we face could be expensive to defend and could divert management’s attention. The successful assertion of a product liability claim against us could result in potentially significant monetary damages, penalties or fines, subject us to adverse publicity, damage our reputation and competitive position and adversely affect sales of our products. In addition, product liability claims, injuries, defects or other problems experienced by other companies in the solar energy industry could lead to unfavorable market conditions for the industry as a whole and may have an adverse effect on our ability to attract new customers, thus harming our growth and financial performance.

If we fail to retain key personnel or if we fail to attract additional qualified personnel, we may not be able to achieve our anticipated level of growth and our business could suffer.

Our future success and ability to implement our business strategy depend, in part, on our ability to attract and retain key personnel, and on the continued contributions of members of our senior management team and key technical personnel, each of whom would be difficult to replace. All of our employees, including our senior management, are free to terminate their employment relationships with us at any time. Competition for highly skilled individuals with technical expertise is extremely intense in our industry, and we face challenges identifying, hiring and retaining qualified personnel in many areas of our business, with such challenges intensifying during the second half of 2021. Integrating new employees into our team could be disruptive to our operations, requires substantial resources and management attention and ultimately prove unsuccessful. An inability to retain our senior management and other key personnel or to attract additional qualified personnel could limit or delay our strategic efforts, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to the COVID-19 Pandemic

We face risks related to actual or threatened health epidemics, such as the COVID-19 pandemic, and other outbreaks, which could significantly disrupt our operations.

Our business has been and could continue to be adversely impacted by the effects of a widespread outbreak of contagious disease, including the recent COVID-19 pandemic. Any widespread outbreak of contagious diseases, or other adverse public health developments, has in the past caused and in the future could cause disruption to, among other things, our contract manufacturers located in the United States and elsewhere around the world, which has in the past caused and in the future could cause delays in our supply chain and product shipments and delays in project completion, as well as reductions in customer support trainings and monitoring of our contract manufacturers, which could adversely affect our business, operations and customer relationships.

To date we have experienced significant supply chain disruptions that have caused delays in product deliveries due to diminished vessel capacity, diminished supplier capacity (including local shutdowns and capacity restrictions), port detainment of vessels, port congestion, labor shortages and other stresses on cargo infrastructure (including ports, warehouses, trucking and rail transportation), in each case, as a consequence of the COVID-19 pandemic (including as a result of multiple COVID-19 variants), which have contributed to increased shipping costs and increased lead times for delivery of our tracker systems. For instance, we experienced a COVID-related supplier production slowdown in India at the end of March 2021, which continued through 2021 due to the emergence of the Omicron variant. We expect that supply chain challenges that originated during COVID-19 will continue for the foreseeable future. Many of our contracts with customers include liquidated damages that are payable for shipment delays, and we have in the past incurred and may in the future incur liabilities under such provisions if we continue to face these challenges.

Additionally, ground operations at project sites have been impacted by health-related restrictions and worker absenteeism, which resulted in delays in project completion in 2020 and 2021 and may result in additional delays in the future. Although we are not primarily responsible for the construction or installation process at project sites, any delays due to the COVID-19 pandemic could negatively impact our customer relationships and adversely affect our business. Such restrictions have also hindered our ability to provide on-site support and trainings to our customers and conduct inspections of our contract manufacturers to ensure compliance with approved vendor standards and may continue to do so in the future.

The macroeconomic effects of the COVID-19 pandemic and the resulting economic downturn may also have the effect of heightening other risks described in this “Risk Factors” section, including those regarding the ability of our customers to raise capital, customer demand and our dependence on timely performance of our manufacturing partners.

The duration and intensity of the impact of the COVID-19 pandemic and resulting disruption to our operations is uncertain and continues to evolve as of the date of this Annual Report. Accordingly, management will continue to monitor the impact of the COVID-19 pandemic on our financial condition, cash flows, operations, contract manufacturers, industry, workforce and customer relationships.

Risks Related to Intellectual Property

If we fail, in whole or in part, to obtain, maintain, protect, defend or enforce our intellectual property and other proprietary rights, our business and results of operations could be materially harmed.

Our success partly depends on our ability to protect our intellectual property and other proprietary rights. We rely on a combination of patents, trademarks, copyrights, and trade secrets to establish and protect our intellectual property and other proprietary rights, as well as unfair competition laws, confidentiality and license agreements and other contractual arrangements. As of December 31, 2021, we had six pending patent applications and 52 issued patents in the United States and a total of twelve pending patent applications and nine issued patents in jurisdictions outside of the United States including Australia, Canada, China, Germany, India, South Korea and Mexico. Also as of December 31, 2021, we had one registered trademark, for “VOYAGER TRACKER,” and five pending applications to register trademarks in the United States. Our pending patent and trademark applications or other applications for intellectual property registrations may not be approved, issued or granted and our existing and future intellectual property rights may not be valid, enforceable or sufficiently broad to prevent competitors from using technology similar to or the same as our proprietary technology, to prevent our contract manufacturers from providing similar technology to our competitors or to sufficiently allow us to develop and maintain recognized brands. Additionally, our intellectual property rights may afford only limited protection of our intellectual property and may not (i) prevent our competitors or contract manufacturers from duplicating our processes or technology, (ii) prevent our competitors from gaining access to our proprietary information and technology or (iii) permit us to gain or maintain a competitive advantage. Any impairment or other failure to obtain sufficient intellectual property protection could impede our ability to market our products and services, negatively affect our competitive position and harm our business and operating results, including forcing us to, among other things, rebrand or re-design our affected products and services. In countries where we have not applied for patent protection or trademark or other intellectual property registration or where effective patent, trademark, trade secret and other intellectual property laws and judicial systems may not be available to the same extent as in the United States, we may be at greater risk that our proprietary rights will be circumvented, misappropriated, infringed or otherwise violated.

To protect our unregistered intellectual property, including our trade secrets and know-how, we rely in part on trade secret laws and confidentiality and invention assignment agreements with our employees and independent contractors. We also require third parties, such as our customers and contract manufacturers, that may have access to our proprietary technologies and information to enter into non-disclosure agreements or other contracts containing obligations to maintain the confidentiality of our intellectual property. Such measures, however, provide only limited protection, and our confidentiality and non-disclosure agreements and other agreements containing confidentiality provisions may not prevent unauthorized disclosure or use of our confidential information, especially after our employees or third parties end their employment or engagement with us, and may not provide us with an adequate remedy in the event of such disclosure. Furthermore, competitors or other third parties may independently discover our trade secrets, copy or reverse engineer our products or services or portions thereof, or develop similar technology. If we fail to protect our intellectual property and other proprietary rights, or if such intellectual property and proprietary rights are infringed, misappropriated or otherwise violated, our business, results of operations or financial condition could be materially harmed.

We may need to defend ourselves against third-party claims that we are infringing, misappropriating or otherwise violating third-party intellectual property rights, which could divert management’s attention, cause us to incur significant costs and prevent us from selling or using the products, services or technologies to which such rights relate.

Our competitors and other third parties hold numerous patents related to technologies used in our industry, and may hold or obtain patents, copyrights, trademarks or other intellectual property rights that could prevent, limit or interfere with our ability to make, use, develop, sell or market our products and services, which could make it more difficult for us to operate our business. From time to time, we may be subject to claims of infringement, misappropriation or other violation of patents or other intellectual property rights or licensing fee and royalty claims and related litigation, and, if we gain greater recognition in the market, we face a higher risk of being the subject of these types of claims. For example, in early 2021 we learned that a claim had been filed against us seeking damages for alleged breach of contract and other claims related to a patent license agreement and consulting relationship, and the same plaintiff subsequently filed a separate lawsuit against us alleging a claim for patent infringement in respect of the same underlying technology. See Part I, Item 3, "Legal Proceedings" in this Annual Report for further information. Regardless of their merit, responding to such claims can be time consuming, can divert management’s attention and resources, and may cause us to incur significant expenses in litigation or settlement. While we believe that our products and services do not infringe in any material respect upon any valid intellectual property rights of third parties, we may not be successful in defending against any such claims. If we do not successfully defend or settle an intellectual property claim, we could be liable for significant monetary damages and could be prohibited from continuing to use certain technology, business methods, content or brands, could be prohibited from continuing to sell certain products or services, or could be required to license such intellectual property from the applicable third party, which could require us to pay significant royalties, increasing our operating expenses. Even if we do reach a settlement agreement to resolve an intellectual property claim, such settlement agreement could also result in our making a significant monetary payment or paying significant royalties. If a license is not available at all or not available on reasonable terms, we may be required to develop or license a non-infringing alternative, either of which could require significant effort and expense. If we cannot license or develop a non-infringing alternative, we would be forced to limit or stop sales of our offerings and may be unable to effectively compete. Any of these results would adversely affect our business, financial condition and results of operations.

We use “open-source” software, and any failure to comply with the terms of one or more open-source licenses could negatively affect our business.

Our products and services use certain software licensed by its authors or other third parties under so-called “open-source” licenses. Some of these open-source licenses may contain requirements that we make available source code for modifications or derivative works that we create based upon the open-source software, and that we license such modifications or derivative works under the terms of a particular open-source license or other license granting third parties rights with respect to such software. In certain circumstances, if we combine our proprietary software with certain open-source software, we could be required to release the source code for such proprietary software. Additionally, to the extent that we do not comply with the terms of the open-source licenses to which we are subject, or such terms are interpreted by a court in a manner different than our own interpretation of such terms, then we may be required to disclose certain of our proprietary software or take other actions that could negatively impact our business. Further, the use of open-source software can lead to vulnerabilities that may make our software susceptible to attack, and open-source licenses generally do not provide warranties or controls on the origin of the software. While we attempt to utilize open-source software in a manner that helps alleviate these risks, our attempts may not be successful.

Risks Related to Manufacturing and Supply Chain

We depend upon a limited number of outside contract manufacturers, and our operations could be disrupted if our relationships with these contract manufacturers are compromised.

We do not have internal manufacturing capabilities, and currently rely on contract manufacturers to build all of our products. Our reliance on a limited number of contract manufacturers makes us vulnerable to possible capacity constraints and reduced control over component availability, quality, delivery schedules, manufacturing yields and costs. We currently have long-term supply contracts with only a limited number of our contract manufacturers and for all other contract manufacturers, they are not obligated to supply products to us for any period, in any specified quantity or at any certain price beyond the single delivery contemplated by the relevant purchase order. While we may enter into additional long-term master supply agreements with our contract manufacturers in the future as the volume of our business grows in a way that makes such additional arrangements economically feasible, we may not be successful in negotiating such agreements on favorable terms or at all. With respect to such long-term master supply agreements that we have entered into, and that we may enter into in the future, we could be subject to terms that may be harmful to our business, including in the event that we do not have the customer demand necessary to utilize the products that we are required to purchase, or in the event that we are required to purchase products at a price in excess of the prevailing market rate. Any change in our relationships with our contract manufacturers or changes to contractual terms of our agreements with them could adversely affect our financial condition and results of operations.

The revenue that certain of our contract manufacturers generate from our orders represents a relatively small percentage of their overall revenue. As a result, fulfilling our orders may not be considered a priority in the event of constrained ability to fulfill all of their customer obligations in a timely manner. In addition, some of the facilities in which our products are manufactured are located outside of the United States. Our use of international facilities may increase supply risk, including the risk of supply interruptions or reductions in manufacturing quality or controls.

We may be negatively impacted by the deterioration in financial conditions of our limited number of contract manufacturers. If any of our contract manufacturers were unable or unwilling to manufacture the components that we require for our products in sufficient volumes, at high-quality levels, on a timely basis and pursuant to existing supply agreement terms, due to financial conditions or otherwise, we would have to identify, qualify and select acceptable alternative contract manufacturers. An alternative contract manufacturer may not be available to us when needed or may not be in a position to satisfy our quality or production requirements on commercially reasonable terms, including price and timing. Any significant interruption or delays in manufacturing would require us to reduce or delay our supply of products to our customers or increase our shipping costs to make up for delays in manufacturing, if possible, which in turn could reduce our revenue, cause us to incur delay liquidated damages or other liabilities to our customers, harm our relationships with our customers, damage our reputation or cause us to forego potential revenue opportunities. While we may have contractual remedies against our contract manufacturers for the supply chain malfunctions noted above to support any liabilities to our customers, such remedies may not be sufficient in scope, we may not be able to effectively enforce such remedies and we may incur significant costs in enforcing such remedies.

We may experience delays, disruptions or quality control problems in our contract manufacturers’ manufacturing operations, which could result in reputational damage and other liabilities to our customers.

Our product development, manufacturing and testing processes are complex and require significant technological and production-related expertise. Such processes involve a number of precise steps from design to production. Any change in our processes could cause one or more production errors, requiring a temporary suspension or delay in our production line until the errors can be researched, identified, analyzed and properly addressed and rectified. This may occur particularly as we introduce new products, modify our engineering and production techniques and/or expand our capacity. In addition, delays, disruptions or our failure to maintain appropriate quality assurance processes could result in increased product failures, loss of customers, increased warranty claims, delay liquidated damages claims or other liabilities to our customers, increased production and logistics costs and delays. While we may have contractual remedies against our contract manufacturers for such quality assurance failures to support any liabilities to our customers, such remedies may not be sufficient in scope, we may not be able to effectively enforce such remedies and we may incur significant costs in enforcing such remedies. Any of these developments could have a material adverse effect on our business, financial condition and results of operations.

We depend on a limited number of contract manufacturers for key components of our products to adequately meet anticipated demand. Due to the limited number of such contract manufacturers, any cessation of operations or production or any shortage, delay, price change, imposition of tariffs or duties or other limitation on our ability to obtain the components we use could result in sales delays, cancellations and loss of market share.

We depend on a limited number of contract manufacturers for certain key components used to manufacture our products, making us susceptible to quality issues, shortages and price changes. Some of our contract manufacturers have in the past stopped producing or limited their production of our components, faced supply constraints or increased prices on the raw materials for their component, ceased operations or been acquired by, or entered into exclusive arrangements with, one or more of our competitors, and such actions may occur again in the future. Russia's recent invasion of Ukraine, if prolonged, may result in increased prices of certain commodities which our contract manufacturers use to produce certain components used to manufacture our products. Additionally, these manufacturers could stop selling to us at commercially reasonable prices, or at all. Because there are a limited number of contract manufacturers of the key components used to manufacture our products, it may be difficult to quickly identify alternate manufacturers or to qualify alternative components on commercially reasonable terms, and our ability to satisfy customer demand may be adversely affected. Transitioning to or redesigning a product to accommodate a new contract manufacturer would result in additional costs and delays. These outcomes could harm our business or financial performance.

Any interruption in the supply of limited source components for our products would adversely affect our ability to meet scheduled product deliveries to our customers, could result in lost revenue or higher expenses and would harm our business.

The interruption of the flow of components from international contract manufacturers could disrupt our supply chain, including as a result of the imposition of additional laws, duties, tariffs and other charges on imports and exports.

We purchase some of our components outside of the United States through arrangements with various international contract manufacturers. Political, social or economic instability in these regions, or in other regions where our products are made, could cause disruptions in trade, including, without limitation, exports to the United States. As detailed below, trade disputes between various countries, particularly China and the United States, have created uncertainty with respect to the ability to import certain technologies and products into the United States, as well as in respect of tariff impacts on the costs of some of our components. In addition, recent withhold release orders (“WRO”) related to polysilicon requires panel importers to demonstrate that polysilicon used in their panels has not been sourced using forced labor. To date, U.S. Customs and Border Protection has used the WRO to detain solar panels, which has disrupted the U.S. solar installation market and caused additional uncertainty on future projects. These WRO actions, as well as other governmental actions that have or may impact the importation of solar panels (including the recently passed Uyghur Forced Labor Prevention Act ), have and could continue to negatively impact the global solar market and the timing and viability of solar projects to which we sell our products, which could have a material adverse effect on our business, financial condition and results of operations. While our products do not contain polysilicon, the degree of our exposure is dependent on, among other things, the impact of these measures on the projects that are also intended to use our products, with such impact being largely out of our control. Other events that could also cause disruptions to our supply chain include, but are not limited to:

•
additional trade enforcement actions that lead to imposition of additional tariffs and other charges on imports and exports that could relate to imports from a number of different countries;
•
the potential imposition of restrictions on our acquisition, importation or installation of equipment under future U.S. regulations implementing the Executive Order on Securing the United States Bulk-Power System;
•
quotas imposed by bilateral trade agreements;
•
foreign currency fluctuations;
•
public health issues and epidemic diseases, their effects (including any disruptions they may cause) or the perception of their effects, such as the ongoing COVID-19 pandemic;
•
wars, military operations or other hostilities, including Russia's recent invasion of Ukraine; and
•
significant labor disputes, such as transportation worker strikes.

Failure by our contract manufacturers to use ethical business practices and comply with applicable laws and regulations may adversely affect our business.

While our contract manufacturers are required to adhere to certain business practices to remain on our approved vendor list, which we monitor on a continuous basis, we do not control our contract manufacturers’ operations or their business practices. The travel restrictions and shelter-in-place orders in response to the COVID-19 pandemic have hindered and may continue to hinder our ability to monitor our contract manufacturers, even with the use of local third-party contractors. Additionally, our contract manufacturers may not follow ethical business practices, such as fair wage practices or comply with environmental, safety, labor, sanctions and anti-corruption laws and other local laws or other regulations of which we may not be aware. For example, as we expand our business into foreign jurisdictions, the manufacture of our products may be subject to local content requirements, which require our products to incorporate materials from certain local providers. A lack of demonstrated compliance could damage our reputation and lead us to seek alternative manufacturers, which could increase our costs and result in delayed delivery of our products, product shortages or other disruptions of our operations. Violation of labor or other laws by our contract manufacturers or the divergence of a contract manufacturer’s labor or other practices from those generally accepted as ethical in the United States or other markets in which we do business could also attract negative publicity for us and harm our business.

We may not have sufficient insurance coverage to cover business continuity.

We rely on a limited number of contract manufacturers and, as a result, a sustained or repeated interruption in the manufacturing of our products by such outsourced manufacturers due to fire, flood, war, pandemic or natural disasters, and/or an interruption in the provision of the required components for our business by these manufacturers may interfere with our ability to sell our products to our customers in a timely manner. The nature of our business and our size makes it difficult to insure some or all of the possible harms that could result if we fail to sell and deliver our products in a timely manner, which may adversely affect our financial results.

We and our contract manufacturers are dependent on domestic and international transportation and logistics markets to deliver our products. If we or our contract manufacturers experience disruptions, unavailability or escalated pricing in the transportation and logistics markets, which include trucking, vessels, ports and related infrastructure and logistics, our business, results of operations and financial condition could be materially and adversely impacted.

We and our contract manufacturers rely on domestic and international transportation and logistics markets to deliver our products to customers. Our ability and the ability of our contract manufacturers to deliver our products could be adversely impacted by shortages in available cargo capacity, changes by carriers and transportation companies in policies and practices, such as scheduling, pricing, payment terms and frequency of service or increases in the cost of fuel, taxes and labor, and other factors, such as labor strikes and work stoppages, not within their control. For example, the COVID-19 pandemic has resulted in diminished cargo capacity and port detainment of vessels which have caused delays in delivery of our products to project sites. In addition, Russia's recent invasion of Ukraine, if prolonged, may cause delays in delivery of our products to project sites and escalated pricing in transportation and logistics markets, including as a result of rising oil prices. Material interruptions in service or stoppages in transportation and logistics markets, whether caused by strike, work stoppage, lock-out, slowdown or otherwise, and escalated pricing in transportation and logistics markets could materially and adversely impact our business, results of operations and financial condition.

Risks Related to Government Regulations and Legal Compliance

The reduction, elimination or expiration of government incentives for, or regulations mandating the use of, as well as corporate commitments to the use of, renewable energy and solar energy specifically could reduce demand for solar energy systems and harm our business.

Federal, state, local and foreign government bodies provide incentives to owners, end-users, distributors, system integrators and manufacturers of solar energy systems to promote solar electricity in the form of rebates, tax credits and other financial incentives, such as system performance payments, payments of renewable energy credits associated with renewable energy generation and an exclusion of solar energy systems from property tax assessments. For example, the solar ITC provides a U.S. federal income tax credit for developers of commercial solar projects. See Part I, Item 1, “Business” in this Annual Report for further information. Under existing tax law, the ITC is 30% for projects that began construction prior to 2020 and are placed in service before 2026, and is reduced to 26% for projects that began or begin construction in 2020, 2021 or 2022 and are placed in service before 2026, to 22% for projects that begin construction in 2023 and are placed in service before 2026 and to 10% for projects that begin construction after 2023 or placed in service after 2025 regardless of when construction began.

In addition, similar incentives may exist in, or be developed outside, of the United States, which could impact demand for our products and services as we expand our business into foreign jurisdictions. For example, our international customers and end-users may have access to FiTs, tax deductions and grants toward equipment purchases. Our ability to successfully penetrate new geographic markets may depend on new countries adopting, to the extent such incentives are not currently in place, and maintaining such incentives to promote solar electricity.

The range and duration of these incentives vary widely by jurisdiction. Our customers typically use our systems for utility scale grid-connected electric power generation projects that sell solar power under a power purchase agreement or into an organized electric market. This segment of the solar industry has historically depended in large part on the availability and size of government incentives and regulations mandating the use of renewable energy. Consequently, the reduction, elimination or expiration of government incentives for grid-connected solar electricity or regulations mandating the use of renewable energy may negatively affect the competitiveness of solar electricity relative to conventional and non-solar renewable sources of electricity, and could harm or halt the growth of the solar electricity industry and our business. These subsidies and incentives may expire (i) on a particular date, (ii) end when the allocated funding is exhausted or may be reduced or terminated as solar energy adoption rates increase or as a result of legal challenges, (iii) upon the adoption of new statutes or regulations or (iv) with the passage of time. These reductions or terminations may occur without warning, which would negatively impact our business, financial condition and results of operations.

Corporate social responsibility efforts, such as net zero emission pledges, have fostered private sector investment in solar energy systems in recent years. To the extent that these corporate policies are redirected away from renewable energy in general or solar energy in particular, our business, financial condition and results of operation may be negatively impacted.

In addition, federal, state, local and foreign government bodies have implemented various policies that are intended to promote renewable electricity generally or solar electricity in particular, like renewable portfolio standards (“RPSs”) that have been adopted by certain states. RPSs may be reduced or eliminated from time to time, particularly as state-level government administrations change. Additionally, the policies of the Trump administration have created regulatory uncertainty in the renewable energy industry, including the solar energy industry. For example, in June 2017, President Trump announced that the United States would withdraw from participation in the Paris Agreement on climate change mitigation, and in June 2019, the U.S. Environmental Protection Agency issued the final Affordable Clean Energy rule and repealed the Clean Power Plan. While the Biden administration has since rejoined the Paris Agreement, its larger policy initiatives intended to promote renewable energy depend on legislative and regulatory outcomes that may be difficult to achieve in the current political climate. In November 2021, the U.S. House of Representatives passed the Build Back Better Act, which contained extensive renewable energy incentives aimed at combating the climate crisis. The U.S. Senate has yet to approve such legislation, and a key U.S. senator whose vote is required for passage has stated that he will not support such legislation in its current form. As such, there is a strong likelihood that such legislation will not pass in its current form. Any modifications or further delay in passing such legislation could have a negative impact on the renewable energy industry, including the demand for solar energy projects to which we sell our products.

In general, the cost of solar power currently exceeds retail electricity rates, and we believe this trend will continue in the near term. Electric utility companies or generators of electricity from other non-solar renewable sources of electricity may successfully lobby for changes in the relevant legislation in their markets that are harmful to the solar industry. Furthermore, electric utility companies may establish pricing structures or interconnection requirements that could adversely affect our sales and be harmful to the solar generation industry.

The concentration of our sales in a limited number of specific markets increases risks associated with the reduction, elimination or expiration of governmental subsidies and economic incentives for solar energy products.

The vast majority of our 2021 and 2020 revenue resulted from sales within the United States, and we expect to continue to generate a substantial amount of our revenue from the United States in the future. There are a number of important incentives that are expected to phase down or terminate in the future, which could adversely affect sales of our products in the United States, such as the step-downs of the ITC that resume after 2022 and cease in 2024. Additionally, as we further expand to other countries, changes in incentive programs or electricity policies could negatively affect returns on our investments in those countries as well as our business, financial condition and results of operations.

Existing electric utility industry policies and regulations, and any subsequent changes, may present technical, regulatory and economic barriers to the purchase and use of solar energy systems that may significantly reduce demand for our products and services or harm our ability to compete.

Federal, state, local and foreign government regulations and policies concerning the broader electric utility industry, as well as internal policies and regulations promulgated by electric utilities and organized electric markets with respect to fees, practices and rate design, heavily influence the market for electricity generation products and services. These regulations and policies often affect electricity pricing and the interconnection of generation facilities, and can be subject to frequent modifications by governments, regulatory bodies, utilities and market operators. For example, changes in fee structures, electricity pricing structures and system permitting, interconnection and operating requirements can deter purchases of renewable energy products, including solar energy systems, by reducing anticipated revenue or increasing costs or regulatory burdens for would-be system purchasers. The resulting reductions in demand for solar energy systems could harm our business, prospects, financial condition and results of operations.

A significant recent development in renewable energy pricing policies in the United States occurred on July 16, 2020, when the Federal Energy Regulatory Commission (“FERC”) issued a final rule amending regulations that implement the Public Utility Regulatory Policies Act (“PURPA”). The net effect of these changes is uncertain, however, in general, FERC’s PURPA reforms have the potential to reduce prices for the output from certain new renewable generation projects while also narrowing the scope of PURPA eligibility for new projects. These effects could reduce demand for PURPA-eligible solar energy systems and could harm our business, prospects, financial condition and results of operations.

In addition, changes in our products or changes in export and import laws and implementing regulations may create delays in the introduction of new products in international markets, prevent our customers from deploying our products internationally or, in some cases, prevent the export or import of our products to certain countries altogether. Any such event could have a material adverse effect on our business, financial condition and results of operations.

Changes in the U.S. trade environment, including the imposition of import tariffs, could adversely affect the amount or timing of our revenue, results of operations or cash flows.

Trade policies and international disputes at times result in increased tariffs, trade barriers and other restrictive measures. In particular, China and the United States have imposed significant tariffs on imports of goods from their respective countries in recent years. These developments and any further tariff increases could potentially impact our suppliers’ hardware component prices and impact any plans to provide services in China and other international markets. These developments could have a material adverse effect on global economic conditions and the stability of global financial markets.

China is a major producer of solar cells and other solar products. Certain solar cells, modules, laminates and panels from China are subject to tariffs imposed by the United States. Tariffs on solar cells, modules and inverters in China may put upwards pressure on prices of energy products in other countries.

One category of tariffs that may apply to such goods is U.S. antidumping and countervailing duties (“AD/CVD”), depending on the exporter supplying the product. These duties are imposed by the U.S. government as a result of determinations that the U.S. industry was materially injured as a result of such imports being sold at less than fair value and subsidized by the Chinese government. The AD/CVD discussed above are subject to annual review and may be increased or decreased. In addition, petitioners are able to file anti-circumvention petitions alleging that materials manufactured in other countries are circumventing the AD/CVD duties on products from China. Such a petition was filed in August of 2021, before being rejected by the US Department of Commerce in November of 2021. More recently, in February of 2022, a petitioner asked the US Department of Commerce to investigate whether companies are circumventing the Chinese AD/CVD duties by manufacturing crystalline silicon cells and modules in Malaysia, Thailand, Vietnam and Cambodia, and this petition remains pending. Such petitions create uncertainty related to the supply of solar modules, which can negatively impact the global solar market and the timing and viability of solar projects to which we sell our products, which could have a material adverse effect on our business, financial condition and results of operations. While we do not sell solar modules, the degree of our exposure is dependent on, among other things, the impact of these measures on the projects that are also intended to use our products, with such impact being largely out of our control.

Furthermore, the United States continues to impose tariffs on goods imported from China under Section 301 of the Trade Act of 1974 (the “Section 301 Tariffs”). Although these tariffs were reduced in connection with the “Phase One” Agreement between the United States and China, which was signed in January 2020, the United States continues to impose tariffs ranging from 7.5% to 25% on more than $300 billion in Chinese imports. These tariffs apply to a range of products, including solar products such as modules, inverters, and non-lithium-ion batteries. Since these tariffs impact the purchase price of solar products, they raise the cost associated with purchasing these solar products from China and reduce the competitive pressure on providers of solar products not subject to these tariffs.

In 2018 the President of the United States announced the imposition of tariffs on certain imported solar cells and modules under Section 201 of the Trade Act of 1974 (the “Section 201 Tariffs”). These tariffs apply on a global basis, to cells and modules from a variety of jurisdictions. The amount of these tariffs has declined over time, and is currently 15% ad valorem. On February 4, 2022, President Biden announced the extension of these tariffs through 2026, but exempted bifacial solar modules from the tariffs and doubled the annual amount of cells that can be imported before tariffs apply from 2.5 GW to 5 GW.

Finally, in March 2018, the United States imposed a 25% tariff on steel imports and a 10% tariff on aluminum imports pursuant to Section 232 of the Trade Expansion Act of 1962. While these tariffs are no longer in place with respect to imports from many countries, any additional tariff actions affecting steel and aluminum could result in interruptions in the supply chain and impact costs and our gross margins.

Tariffs currently in place and the possibility of additional tariffs in the future have created uncertainty in the industry. If the price of solar systems in the United States increases, the use of solar systems could become less economically feasible and could reduce our gross margin or reduce demand for solar systems manufactured and sold, which in turn may decrease demand for our products. Additionally, existing or future tariffs may negatively affect our customers and manufacturing partners. Such outcomes could adversely affect the amount or timing of our revenue, results of operations or cash flows, and continuing uncertainty could cause sales volatility, price fluctuations or supply shortages or cause our customers to advance or delay their purchase of our products. Governments may take further trade-related actions, which may include additional or increased tariffs and trade restrictions, and we may be unable to quickly and effectively react to such actions. While we have taken actions with the intention of mitigating the effect of tariffs on our business by reducing our reliance on China, we may not succeed or be able to continue to do so on attractive terms or at all. For example, in 2019, 90% of our supply chain was sourced from China. However, by the end of 2020, we had qualified suppliers outside of China for all our commodities and reduced the extent to which our supply chain for U.S.-based projects is subject to existing tariffs, as we have entered into partnerships with manufacturers in many other countries worldwide that will be able to independently supply our U.S. customers. However, despite these partnerships, we may still be required to use suppliers in China and other jurisdictions that will subject us to existing tariffs.

Actions addressing determinations of forced labor practices in China and legislation and policies adopted to address such practices may disrupt the global supply of solar panels and affect our business.

Since 2016, U.S. Customs and Border Protection has issued sixteen WROs directed at forced labor in China, including ten directed specifically at activity in the Xinjiang Uyghur Autonomous Region. As a result of these orders, certain products, including solar panels manufactured with polysilicon from Xinjiang, are effectively barred from entering the United States. Despite our due diligence efforts, as well as contractual provisions we put in place that forbid our suppliers from using forced labor or components that were produced using forced labor, we cannot determine with certainty whether our suppliers may violate our contracts or become subject to a WRO, which could subject us to legal, reputational, and other risks. If this were to occur, we might have to find alternative suppliers on short notice, resulting in construction delays and disruption and higher costs. Additionally, WROs have and could continue to impact the importation of solar panels. While we are not directly involved in the importation of solar panels, such WROs can negatively impact the global solar market and the timing and viability of solar projects to which we sell our products, which could have a material adverse effect on our business, financial condition and results of operations.

On December 23, 2021, President Biden signed into law the Uyghur Forced Labor Prevention Act (H.R. 6256). Among other things, this legislation presumptively bans the import of all products made, wholly or in part, in Xinjiang, unless importers can establish that the specific shipment is not the product of forced labor. While we do not currently expect that this law will directly affect our supplies, since we do not believe that our suppliers source materials from Xinjiang for the products they sell to us, other renewable energy companies’ attempts to shift suppliers in response to this law, WROs, or other policy developments could result in shortages, delays, and/or price increases that could disrupt our own supply chain or cause our suppliers to renegotiate existing arrangements with us or fail to perform on such obligations. Broader policy uncertainty could also reduce Chinese panel production, affecting supplies and/or prices for panels, regardless of supplier. While we have developed multiple supply sources in a variety of countries, we could still be adversely affected by increases in our costs, negative publicity related to the industry, or other adverse consequences (including the unavailability of panels for projects to which we sell our products) to our business.

Changes in tax laws or regulations that are applied adversely to us or our customers could materially adversely affect our business, financial condition, results of operations and prospects.

Changes in corporate tax rates, tax incentives for renewable energy projects, the realization of net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings and the deductibility of expenses under future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We could be adversely affected by any violations of the FCPA and other foreign anti-bribery laws, as well as of export controls and economic sanctions laws.

The FCPA generally prohibits companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. Other countries in which we operate also have anti-bribery laws, some of which prohibit improper payments to government and non-government persons and entities. We have adopted policies that mandate compliance with these anti-bribery laws. However, we currently operate in and intend to further expand into, many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. In addition, due to the level of regulation in our industry, our entry into certain jurisdictions requires substantial government contact where norms can differ from U.S. standards. It is possible that our employees, subcontractors, agents and partners may take actions in violation of our policies and anti-bribery laws. Furthermore, we are subject to rules and regulations of the U.S. and other countries relating to export controls and economic sanctions, including, but not limited to, trade sanctions administered by the Office of Foreign Assets Control within the U.S. Department of the Treasury, as well as the Export Administration Regulations administered by the Department of Commerce. These regulations may limit our ability to market, sell, distribute or otherwise transfer our products or technology to prohibited countries or persons. Any violation of such laws, even if prohibited by our policies, could subject us to criminal or civil penalties or other sanctions, which could have a material adverse effect on our business, financial condition, cash flows and reputation.

Risks Related to Information Technology and Data Privacy

Failure to effectively utilize information technology systems could disrupt our business or reduce our sales or profitability.

We rely extensively on various information technology systems, including data centers, hardware, software and applications to manage many aspects of our business, including to operate and provide our products and services, to process and record transactions, to enable effective communication systems, to track inventory flow, to manage logistics and to generate performance and financial reports. We are dependent on the integrity, security and consistent operations of these systems and related back-up systems. Our computer and information technology systems and the third-party systems upon which we rely are also subject to damage, interruption or shutdown from a number of causes, including computer viruses, malware, phishing or distributed denial-of-service attacks, security breaches or cyber-attacks, which could lead to delays in our business operations or subject us to liability and, if significant or extreme, affect our results of operations. In addition, any interruption in the operation of our website or information technology systems could cause us to suffer reputational harm or to lose sales.

Unauthorized disclosure of personal or sensitive data or confidential information, whether through a breach of our computer or information technology systems or otherwise, could severely hurt our business.

Some aspects of our business involve the collection, receipt, use, storage, processing and transmission of personal information, including that of our customers’ and end-users of our customers’ solar energy systems, website visitors, employees, contract manufacturers and other third parties. We may collect personal information, including names, addresses, e-mail addresses, credit information, and energy production statistics and consumer preferences, some of which is entrusted to third-party service providers. We increasingly rely on commercially available systems, software, tools (including encryption technology) and monitoring technologies to provide security and oversight for processing, transmission, storage and protection of confidential information and personal data. Despite the security measures we have in place, our facilities and systems, and those of third parties with which we do business, may be vulnerable to security breaches, acts of vandalism and theft (including misappropriation of our financial resources), computer viruses, misplaced or lost data, programming and/or human errors, or other similar events, and an inadvertent or unauthorized use or disclosure could occur or third parties could gain unauthorized access to this type of confidential information and personal data.

Electronic security attacks designed to gain access to personal, sensitive or confidential data by breaching mission critical systems of large organizations are constantly evolving, and high-profile electronic security breaches leading to unauthorized disclosure of confidential information or personal data have occurred recently at a number of major U.S. companies.

Despite our precautions, an electronic security breach in our systems (or in the systems of third parties with which we do business) that results in the unauthorized release of personally identifiable information regarding customers, employees or other individuals or other sensitive data could nonetheless lead to a serious disruption of our operations, financial losses from remedial actions, loss of business or potential liability, including possible punitive damages. As a result of such a breach, we could also be subject to demands, claims and litigation by private parties, and investigations, related actions and penalties by regulatory authorities. Moreover, we could incur significant costs in notifying affected persons and entities and otherwise complying with the multitude of foreign, federal, state and local laws and regulations relating to the unauthorized access to, or use or disclosure of, personal information. In addition, any perceived or actual unauthorized access to, or use or disclosure of, such information could harm our reputation, substantially impair our ability to attract and retain customers and have an adverse impact on our business, financial condition and results of operations.

Finally, as the regulatory environment relating to our obligations to protect such sensitive data becomes increasingly rigorous, with continually developing and growing requirements applicable to our business, compliance with those requirements could result in additional costs. A material failure on our part to comply with such requirements could subject us to regulatory sanctions, including fines and potentially lawsuits. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

Failure to comply with current or future federal, state, local and foreign laws and regulations and industry standards relating to privacy, data protection and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to privacy, data protection and consumer protection, as well as our actual or perceived failure to comply with such laws and regulations could adversely affect our business, financial condition, results of operations and prospects.

There are numerous federal, state, local and foreign laws regarding privacy and the collection, processing, storing, sharing, disclosing, using and protecting of personal information and other data. We are also subject to specific contractual requirements contained in agreements with third parties governing our use and protection of personal information and other data. We generally comply with industry standards and are subject to the terms of our privacy policy and the privacy- and security-related obligations agreed to with third parties. We strive to comply with applicable laws, policies, legal obligations and industry standards relating to privacy and data protection, to the extent possible. However, it is possible that these obligations may be interpreted and applied in new ways or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Additionally, new laws or regulations could be enacted with which we are not familiar or with which our practices do not comply.

We expect that new industry standards, laws and regulations will continue to be proposed regarding privacy, data protection and information security in many jurisdictions, including the California Consumer Privacy Act (“CCPA”), which came into effect on January 1, 2020, and the recently passed California Privacy Rights Act (“CPRA”), which amends the CCPA and has many provisions that will go into effect on January 1, 2023. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. The impact of the CCPA, CPRA or other future laws, regulations and standards may have on our business is uncertain. Complying with these evolving obligations is costly. For instance, expanding definitions and interpretations of what constitutes “personal data” (or the equivalent) in the United States or other countries may increase our compliance costs and legal liability.

Any failure, or perceived failure, by us to comply with any federal, state, local or foreign privacy or consumer protection-related laws, regulations or other principles or orders to which we may be subject or other legal obligations relating to privacy or consumer protection could adversely affect our reputation, brand and business, and may result in claims, investigations, proceedings or actions against us by governmental entities or others or other penalties or liabilities or require us to change our operations and/or cease using certain data sets.

Risks Related to Ownership of Our Common Stock

An active, liquid trading market for our common stock may not be sustained.

An active public market for our common stock may not be sustained. If an active and liquid trading market is not sustained, you may have difficulty selling or may not be able to sell any of the shares of our common stock that you purchase.

Our stock price has been volatile and may continue to be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares of common stock at or above the public offering price.

Our stock price has fluctuated in the past and may continue to be volatile in the future. From April 29, 2021 to March 11, 2022, the trading price of our common stock has fluctuated between a high of $14.78 and a low of $3.30 per share, closing at $5.44 per share on March 11, 2022. The market price of our common stock could continue to be subject to significant fluctuations. The price of our common stock may change in response to fluctuations in our results of operations in future periods and also may change in response to other factors, including factors specific to companies in our industry. As a result, our share price may experience significant volatility and may not necessarily reflect the value of our expected performance. Among other factors that could affect our stock price are:

•
changes in laws or regulations applicable to our industry or offerings;
•
speculation about our business in the press or investment community;
•
price and volume fluctuations in the overall stock market;
•
volatility in the market price and trading volume of companies in our industry or companies that investors consider comparable;
•
share price and volume fluctuations attributable to inconsistent trading levels of our common stock;
•
our ability to protect our intellectual property and other proprietary rights and to avoid infringement, misappropriation or violation of the intellectual property and other proprietary rights of third parties or claims by third parties of such infringement, misappropriation or violation;
•
sales of our common stock by us or our principal stockholders, officers and directors;
•
the expiration of contractual lock-up agreements;
•
the sustainability of an active trading market for our common stock;
•
success of competitive products or services;
•
the public’s response to press releases or other public announcements by us or others, including our filings with the SEC, announcements relating to litigation or significant changes in our key personnel;
•
the effectiveness of our internal controls over financial reporting;
•
changes in our capital structure, such as future issuances of debt or equity securities;
•
our entry into new markets;
•
tax developments in the U.S. or other markets;
•
strategic actions by us or our competitors, such as acquisitions or restructurings; and
•
changes in accounting principles.

Further, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. In addition, the stock prices of many renewable energy companies have experienced wide fluctuations that have often been unrelated to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as inflation, recessions, interest rate changes or international currency fluctuations, may cause the market price of our common stock to decline. As a result, you may not be able to resell any of your shares of our common stock at or above the price paid.

We do not intend to pay dividends on our common stock for the foreseeable future.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings and do not expect to declare or pay any cash dividends for the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws, after taking into account our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant. As a result, capital appreciation in the price of our common stock, if any, may be your only source of gain on an investment in our common stock.

The price of our common stock could decline if securities analysts do not publish research or if securities analysts or other third parties publish inaccurate or unfavorable research about us.

Our stock price and trading volume are heavily influenced by the way analysts and investors interpret our financial information and other disclosures. If securities or industry analysts do not publish research or reports about our business, delay publishing reports about our business, or publish negative reports about our business, regardless of accuracy, our common stock price and trading volume could decline.

The trading market for our common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. Currently, several analysts cover our company. If the number of analysts that cover us declines, demand for our common stock could decrease and our common stock price and trading volume may decline.

Even if our common stock is actively covered by analysts, we do not have any control over the analysts or the measures that analysts or investors may rely upon to forecast our future results. Over-reliance by analysts or investors on any particular metric to forecast our future results may result in forecasts that differ significantly from our own.

The issuance by us of additional shares of common stock or convertible securities may dilute your ownership of us and incurrence of indebtedness may restrict our operations, both of which could adversely affect our stock price.

From time to time in the future, we may issue additional shares of our common stock or securities convertible into common stock to raise additional capital or pursuant to a variety of transactions, including acquisitions, consultant engagements and pursuant to our equity compensation plans. The issuance by us of additional shares of our common stock or securities convertible into our common stock would dilute your ownership of us and the sale of a significant amount of such shares in the public market could adversely affect prevailing market prices of our common stock. We may also seek additional capital through debt financings. The incurrence of indebtedness would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, to make capital expenditures, to create liens, or to redeem stock or declare dividends, that could adversely impact our ability to conduct our business.

Future sales, or the perception of future sales, by us or our existing stockholders in the public market could cause the market price for our common stock to decline.

The sale of substantial amounts of shares of our common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Our directors, executive officers and principal stockholders will continue to have substantial control over our company, which could limit your ability to influence the outcome of key transactions, including a change of control.

Our directors, executive officers and each of our 5% stockholders and their affiliates, in the aggregate, beneficially own approximately 60% of the outstanding shares of our common stock, based on the number of shares outstanding as of March 11, 2022. As a result, these stockholders, if acting together, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

Anti-takeover provisions in our governing documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and depress the market price of our common stock.

Our certificate of incorporation, bylaws and Delaware law contain provisions that could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors. Among others, our amended and restated certificate of incorporation and amended and restated bylaws include the following provisions:

•
a staggered board, which means that our board of directors is classified into three classes of directors with staggered three-year terms;
•
limitations on convening special stockholder meetings, which could make it difficult for our stockholders to adopt desired governance changes;
•
advance notice procedures, which apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders;
•
a prohibition on stockholder action by written consent, which means that our stockholders will only be able to take action at a meeting of stockholders;
•
a forum selection clause, which means certain litigation against us can only be brought in Delaware;
•
no authorization of cumulative voting, which limits the ability of minority stockholders to elect director candidates;
•
directors will only be able to be removed for cause;
•
certain amendments to our certificate of incorporation will require the approval of two-thirds of the then outstanding voting power of our capital stock;
•
the affirmative vote of two-thirds of the then outstanding voting power of our capital stock, voting as a single class, is required for stockholders to amend or adopt any provision of our bylaws; and
•
the authorization of undesignated or “blank check” preferred stock, the terms of which may be established and shares of which may be issued without further action by our stockholders.

In addition, we are governed by the provisions of Section 203 of the DGCL, which generally prohibits a Delaware corporation from engaging in a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder becomes an “interested” stockholder.

Any provision of our amended and restated certificate of incorporation, amended and restated bylaws or Delaware law that has the effect of delaying, preventing or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

Our governing documents also provide that the Delaware Court of Chancery will be the sole and exclusive forum for substantially all disputes between us and our stockholders and federal district courts will be the sole and exclusive forum for Securities Act claims, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that, unless we consent to the selection of an alternative forum, the Delaware Court of Chancery is the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a breach of fiduciary duty owed by any of our directors, officers or other employees to us or to our stockholders, (iii) any action asserting a claim against us arising pursuant to the DGCL, our certificate of incorporation or our bylaws, (iv) any action to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws, (v) any action asserting a claim against us that is governed by the internal affairs doctrine or (vi) any action asserting an “internal corporate claim” as defined in Section 115 of the DGCL; provided, however, that the exclusive forum provisions will not apply to suits brought to enforce any liability or duty created by the Exchange Act or to any claim for which the federal courts have exclusive jurisdiction. Our certificate of incorporation further provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts are the sole and exclusive forum for the resolution of any complaint asserting a right under the Securities Act, subject to a final adjudication in the State of Delaware of the enforceability of such exclusive forum provision. We note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. The choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provisions contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations.

We are an “emerging growth company” and have taken advantage of the reduced disclosure requirements applicable to emerging growth companies which may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. As an emerging growth company, we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our consolidated financial statements may not be comparable to companies that comply with public company effective dates. Investors may find our shares of common stock less attractive because we rely on these provisions. If some investors find our shares of common stock less attractive as a result of the foregoing, there may be a less active trading market for our shares and our share price may be more volatile.

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly after we are no longer an “emerging growth company.”

As a public company, we are subject to the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Section 404(a) of the Sarbanes-Oxley Act requires that, beginning with our 2022 annual report, management assess and report annually on the effectiveness of our internal controls over financial reporting and identify any material weaknesses in our internal controls over financial reporting. If we are unable to comply with the internal controls' requirements of the Sarbanes-Oxley Act, then we may not be able to obtain the certifications required by that act, which may preclude us from keeping our filings with the SEC current, and interfere with the ability of investors to trade our securities and our ability to list our shares on any national securities exchange. To maintain and improve the effectiveness of our disclosure controls and procedures, we have committed significant resources, hired additional staff and provided additional management oversight. We have implemented additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. Sustaining our growth also will require us to commit additional management, operational and financial resources to identify new professionals to join our firm and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns and will result in increased costs to us, which could have a material adverse effect on our results of operations, financial condition or business.

As an “emerging growth company” as defined in the JOBS Act, we have taken advantage of certain temporary exemptions from various reporting requirements including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies, as permitted by the JOBS Act.

We have identified material weaknesses in our internal controls over financial reporting. If our remediation of such material weaknesses is not effective, or if we experience additional material weaknesses or otherwise fail to design and maintain effective internal controls over financial reporting, our ability to timely and accurately report our financial condition and results of operations or comply with applicable laws and regulations could be impaired, which may adversely affect investor confidence in us and, as a result, the market price of our common stock.

As a public company, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S.

generally accepted accounting principles. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

We determined that we had material weaknesses in our internal controls over financial reporting as of December 31, 2021, 2020 and 2019. Specifically, we identified certain control deficiencies in the design and operation of our internal controls over financial reporting that constituted the following material weaknesses:

•
We did not have a sufficient complement of experienced personnel with the requisite technical knowledge of public company accounting and reporting and for non-routine, unusual or complex transactions. This material weakness contributed to the following material weaknesses.
•
We did not design and maintain adequate controls over the period-end close and financial reporting process including establishment of accounting policies and procedures, certain account reconciliations, cut-off, segregation of duties, journal entries and financial statement preparation. This material weakness contributed to material adjustments in prior consolidated financial statements principally, but not limited to, the following areas: earnings per share calculations, definite-lived intangibles, warranty obligation, cut-off of revenue transactions and related cost of sales. This material weakness also contributed to misstatements in our stock-based compensation and weighted-average common shares outstanding, which led to the revision of our interim consolidated financial statements as of June 30, 2021 and for the three- and six-months period then ended.
•
We did not design and maintain effective information technology general controls over the IT systems used for preparation of the financial statements. Specifically, we did not design and maintain (i) program change management controls to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records were identified, tested, authorized and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs and data to appropriate Company personnel; and (iii) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements.

Although there were no material adjustments to prior period consolidated financial statements as a result of IT deficiencies, these IT deficiencies, when aggregated, could impact the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, we have determined that these IT deficiencies in the aggregate constitute a material weakness.

Additionally, the above material weaknesses could result in a misstatement of our account balances or disclosures that would result in a material misstatement of the annual or interim financial statements that would not be prevented or detected.

To address our material weaknesses, we have implemented and continue to implement a remediation plan. We have added key personnel with requisite technical knowledge of public company accounting including a Director of SEC Reporting and Technical Accounting and a Director of Tax Accounting and Reporting. We also hired an experienced Director of Internal Audit that reports directly to the audit committee of our board of directors. We hired a Director of Information Technology to strengthen our information technology infrastructure. During 2021, we implemented Blackline's account reconciliation tool, and ensured segregation of duties for journal entries and account reconciliations. We have been formalizing documentation of accounting and IT policies and internal controls. In addition, a disclosure committee charter was established, and several training sessions related to internal controls and disclosure controls were provided. While we believe these efforts will improve our internal control over financial reporting, the implementation and validation of our remediation is ongoing and may not be sufficient to remediate these weaknesses or to avoid the identification of material weaknesses in the future, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows, including our filing of quarterly or annual reports with the SEC. Moreover, our failure to remediate the material weaknesses identified above or the identification of additional material weaknesses could prohibit us from producing timely and accurate financial statements, which may adversely affect the market price of our common stock and we could become subject to litigation or investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters located in Austin, Texas, consists of approximately 9,278 square feet of office space, the lease for which expires on October 31, 2025. We also have a lease expiring in 2026 for an applications laboratory located In Austin, Texas, consisting of 4,700 square feet.

In addition, we also lease approximately 5,300 square feet of warehouse space and 1,100 square feet of sales and support office space in Brendale, Australia, and 2,500 and 2,860 square feet of sales and support office space in Hyderabad and Bangalore, India, respectively. We are also a member of SolarTAC, a collaborative research facility aimed at advancing proprietary and collaborative research projects to support the growth of individual solar energy companies as well as the solar industry as a whole. Through our SolarTAC membership, we have access to a development sandbox of 174,240 square feet in Aurora, Colorado, that we primarily use for customer training, product development and certification. Our SolarTAC Chennai, India facility has approximately 43,560 square feet of space.

We outsource all manufacturing to contract manufacturing partners and currently do not own or lease any manufacturing facilities.

We believe that our existing properties are in good condition and are sufficient and suitable for the conduct of our business for the foreseeable future. To the extent our needs change as our business grows, we expect that additional space and facilities will be available.

Item 3. Legal Proceedings.

The Company may be involved in various claims, lawsuits, investigations, and other proceedings, arising from the normal course of its business. As of the date of this Annual Report, we are not involved in any material legal proceedings.

On April 21, 2021, FCX Solar, LLC (“FCX”), filed a lawsuit against us in the United States District Court for the Southern District of New York. The complaint alleged breach of contract, fraud and unjust enrichment claims related to a patent license agreement and consulting relationship between FCX and us. FCX sought damages of approximately $134 million in the lawsuit. On July 2, 2021, we filed a motion to dismiss the fraud and unjust enrichment claims. On July 16, 2021, FCX filed an amended complaint asserting the same claims as the original complaint. On July 22, 2021, we advised the court that FTC would stand on its motion to dismiss, and at the request of the court, we filed a revised motion citing the amended complaint. FCX filed its response on August 19, 2021, and we filed a reply on September 7, 2021. Oral argument on our motion to dismiss was held on February 3, 2022, and the Court granted our motion on February 7, 2022, dismissing FCX's fraud and unjust enrichment claims and leaving only a claim for breach of a license agreement. On May 29, 2021, FCX filed a separate lawsuit against us in the United States District Court for the Western District of Texas, alleging a claim for patent infringement related to U.S. Patent No. 10,903,782. FCX seeks an unspecified amount of damages, including past and future royalties, and injunctive relief. Our answer to that complaint was filed on June 22, 2021, along with our motion to transfer the patent suit to the Southern District of New York to be consolidated with the New York litigation. FCX filed an amended complaint asserting claims for direct patent infringement, indirect infringement by active inducement, and contributory infringement on July 27, 2021, and we filed our answer to that complaint on August 10, 2021. On October 25, 2021, our motion to transfer the case to the Southern District of New York was granted, and the patent case was consolidated with FCX's contract case on November 19, 2021. Discovery in this consolidated matter is ongoing. We believe the claims asserted in both lawsuits are without merit, and we plan to vigorously defend against them. We and our management considered (a) the facts described above, (b) the preliminary stages of the proceedings and (c) the advice of outside legal counsel on the claims and determined that it is not probable that FCX will prevail on the merits. At this time, we believe that the likelihood of any material loss related to these matters is remote given the strength of our defenses.

Item 4. Mine Safety Disclosures.

N/A.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)
Market information

Our common stock, $0.0001 par value, is currently trading on the Nasdaq Global Market under the symbol “FTCI”.

(b)
Holders

At March 11, 2022, there were 66 holders of record of our common stock.

(c)
Dividends

We have not paid any cash dividends on our common stock to date. The payment of any cash dividends in the future is within the discretion of our board of directors and is subject to certain limitations under our Senior Secured Revolving Credit Facility Credit Agreement entered into on April 30, 2021, with various lenders, including Barclays Bank PLC.

(d)
Securities authorized for issuance under equity compensation plans

Shares of our common stock were issuable under our 2017 Stock Incentive Plan and our 2021 Stock Incentive Plan, both of which were adopted by our board of directors, as of December 31, 2021 as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Stock options	7,538,265	$2.48	N/A
Restricted stock units and awards	5,141,469	—	N/A
Total	12,679,734	$2.48	34,014,576

Our board of directors also adopted the 2021 Employee Stock Purchase Plan ("2021 ESPP Plan") immediately after our IPO in April 2021 in order to provide employees of the Company and its designated subsidiaries with an opportunity to purchase the Company's common stock through accumulated payroll deductions at 85% of the stock's fair market value. As of December 31, 2021, this plan has not yet been implemented internally within the Company and no purchases of common stock have been made pursuant to the 2021 ESPP Plan.

(e)
Performance Graph

To be included in 2022 Proxy Statement for the Annual Meeting of Stockholders to be filed on or before April 30, 2022.

(f)
Recent Sales of Unregistered Securities

Since three years before the date of this Annual Report, we have sold the following securities without registration under the Securities Act:

Common Stock Issuances

From September 2018 to January 2019, we issued an aggregate of 1,002,861 shares of our common stock to Mr. Chatila, Mr. Springer and the Rodgers Trust, along with other investors, at a purchase price of $13.4987 per share, for an aggregate purchase price of $13,537,355.94.

In March 2020, we issued an aggregate of 1,111,112 shares of our common stock to South Lake One LLC at a purchase price of $27.00 per share, for an aggregate purchase price of $30,000,024.

Plan-Related Issuances

In the three years preceding the date of this Annual Report, we granted to our directors, officers and employees options to purchase an aggregate of 783,750 shares of our common stock under the 2017 Stock Incentive Plan at exercise prices ranging from approximately $0.57 to $3.92 per share, and 1,648,521 RSUs, having estimated grant date fair values ranging from $13.50 to $26.87 per share.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales and issuances of the above securities were exempt from registration under the Securities Act (or Regulation D or Regulation S promulgated thereunder) by virtue of Section 4(a)(2) of the Securities Act because the issuance of securities to the recipients did not involve a public offering, or in reliance on Rule 701 because the transactions were pursuant to a written compensatory plan or contract relating to compensation as provided under such rule. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

(g)
Use of proceeds from IPO

On April 30, 2021, the Company completed an IPO (Commission file number 333-254797) of 19,840,000 shares of its common stock receiving proceeds of $241.2 million, net of underwriting discounts and commissions, but before offering costs. Prior to the completion of the IPO, the board of directors and stockholders approved an approximately 8.25-for-1 forward stock split of the Company’s shares of common stock which became effective on April 28, 2021. Proceeds from the IPO were used to purchase an aggregate of 4,455,384 shares of our common stock at a cost of $54.2 million, including shares resulting from the settlement of certain vested restricted stock units and exercise of certain options in connection with the IPO at the IPO price, less underwriting discounts and commissions. The remaining proceeds have been used and continue to be used for general corporate purposes, including working capital, capital expenditures and operating expenses. There has been no material change in our planned use of the net proceeds from the IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

(h)
Purchases of equity securities by the issuer and affiliated purchasers

No purchases of equity securities were made during the fourth quarter of 2021.

Item 6. [Reserved]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes and other information included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in Part I, Item1A. "Risk Factors" and “Cautionary Statement Regarding Forward-Looking Statements” included elsewhere in this Annual Report. Additionally, our historical results are not necessarily indicative of the results that may be expected in any future period.

Overview

FTC Solar, Inc. (the “Company”, “we”, “our”, or “us”) was founded in 2017 and is incorporated in the state of Delaware. We are a global provider of advanced solar tracker systems, supported by proprietary software and value-added engineering services. Our mission is to provide differentiated products, software, and services that maximize energy generation and cost savings for our customers, and to help facilitate the continued growth and adoption of solar power globally. Trackers significantly increase the amount of solar energy produced at a solar installation by moving solar panels throughout the day to maintain an optimal orientation relative to the sun. Our tracker systems are currently marketed under the Voyager brand name (“Voyager Tracker” or “Voyager”). Voyager is a next-generation two-panel in-portrait single-axis tracker solution that we believe offers industry-leading performance and ease of installation.

We have a team of dedicated renewable energy professionals with significant project installation experience focused on delivering cost reductions to our US and worldwide clients across the solar project development and construction cycle. Our solar solutions span a range of applications, including ground mount, tracker, canopy, and rooftop. The Company is headquartered in Austin, Texas, and has international subsidiaries in Australia, India, Singapore, and South Africa.

In April 2021, we completed an initial public offering (IPO) of 19,840,000 shares of our common stock receiving proceeds of $241.2 million, net of underwriting discounts and commissions, but before offering costs, and began trading on the Nasdaq Global Market under the symbol “FTCI”. Prior to the completion of the IPO, the board of directors and stockholders approved an approximately 8.25-for-1 forward stock split (the “Forward Stock Split”) of the Company’s shares of common stock which became effective on April 28, 2021. Proceeds from the IPO were used for general corporate purposes, with $54.2 million used to purchase an aggregate of 4,455,384 shares of our common stock, including shares resulting from the settlement of certain vested restricted stock units (“RSUs”) and exercise of certain options in connection with the IPO at the IPO price, less underwriting discounts and commissions.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups (JOBS) Act. Under the JOBS Act, we elected to use the allowed extended transition period to delay adopting new or revised accounting standards until such time as those standards apply to private companies.

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

Megawatts ("MW") shipped and average selling price ("ASP"). The primary operating metric we use to evaluate our sales performance and to track market acceptance of our products is the change in quantity of megawatts (MW) shipped from period to period. MW are measured for each individual project and are calculated based on the expected output of that project once installed and fully operational. We also utilize metrics related to price and cost of goods sold per watt, including the change in ASP from period to period and cost per watt. ASP is calculated by dividing total revenue by total watts and cost per watt is calculated by dividing total costs of goods sold by total watts. These metrics enable us to evaluate trends in pricing, manufacturing cost and profitability. Events such as the COVID-19 pandemic can impact the U.S. economy, global supply chains, and our business. These impacts can cause significant shipping delays and cost increases, as well as offsetting ASP increases, and also raise the price of inputs like steel and logistics, affecting our cost per watt.

Government regulations. Changes in the U.S. trade environment, including the imposition of import tariffs, AD/CVD investigations and WROs directed at forced labor in China, affect the amount and timing of our revenue, results of operations and cash flows. Escalating trade tensions, particularly between the United States and China, have led to increased tariffs and trade restrictions, including tariffs applicable to certain raw materials and components for our products. We have taken measures with the intention of mitigating the effect of tariffs, AD/CVD and WROs on our business by reducing our reliance on China. In 2019, 90% of our supply chain was sourced from China. As of December 31, 2021, we have qualified suppliers outside of China for all our commodities and reduced the extent to which our supply chain for U.S.-based projects is subject to existing tariffs. We have entered into partnerships with manufacturers in the United States, Mexico, Canada, Spain, Brazil, Turkey, Saudi Arabia, India, Vietnam and Korea to diversify our supply chain and optimize costs.

Disruptions in transportation and supply chain. Our costs are affected by the underlying costs of raw materials including steel, component costs including motors and micro-chips and transportations costs. Current market conditions that constrain supply of materials and disrupt the flow of materials from international vendors impacts the cost of our products and services. We have also seen increases in domestic transportation costs. These cost increases impact our margins. We are taking steps to expand and diversify our manufacturing partnerships and we are implementing alternative modes of transportation to mitigate the impacts of these current headwinds in the global supply chain and logistics market. We also have a sharp focus on our design to value initiative to improve margin by reducing manufacturing and material costs of our products.

Impact of the COVID-19 Pandemic

In March of 2020, the World Health Organization declared that the worldwide spread and severity of a new coronavirus, referred to as COVID-19, was severe enough to be characterized as a pandemic. In response to the continued spread of COVID-19, governmental authorities in the United States and around the world have imposed various restrictions designed to slow the pace of the pandemic, including restrictions on travel and other restrictions that prohibit employees from going to work, including in cities where we have offices, employees, and customers, causing severe disruptions in the worldwide economy. The broader implications of the COVID-19 pandemic on our business, financial condition and results of operations remain uncertain and will depend on certain developments, including the duration and severity of the COVID-19 pandemic, the impact of virus variants, the rate of vaccinations, the COVID-19 pandemic’s impact on our customers and suppliers and the range of governmental and community reactions to the pandemic. While our day-to-day operations have been affected, the impact has been less pronounced as most of our staff has worked remotely and continued to develop our product offerings, source materials and install our products. However, we have experienced significant supply chain disruptions that have caused delays in product deliveries due to diminished vessel capacity and port detainment of vessels as a consequence of the COVID-19 pandemic (including as a result of multiple COVID-19 variants), which have contributed to an increase in lead times for delivery of our tracker systems. For instance, we experienced a COVID-related supplier production slowdown in India at the end of March 2021, which continued throughout 2021 due to the emergence of the Omicron variant. The reduced capacity for logistics is also causing increases in logistics costs. Additionally, ground operations at project sites have been impacted by health-related restrictions, shelter-in-place orders and worker absenteeism, which resulted in delays in project completions in 2020, and these restrictions have also hindered our ability to provide on-site support to our customers and conduct inspections of our contract manufacturers. The disruptions in the global supply chain have resulted in extended lead times for some of our component parts. Management will continue to monitor the impact of the global situation on our financial condition, cash flows, operations, contract manufacturers, industry, workforce and customer relationships.

Non-GAAP Financial Measures

Adjusted EBITDA, adjusted net loss and adjusted earnings per share (“EPS”)

We utilize Adjusted EBITDA, Adjusted Net Loss, and Adjusted EPS as supplemental measures of our performance. We define Adjusted EBITDA as net loss plus (i) provision (benefit) for income taxes, (ii) interest expense, net, (iii) depreciation expense, (iv) amortization of intangibles, (v) stock-based compensation, (vi) non-routine legal fees, severance and certain other costs (credits) and (vii) the loss (income) from our unconsolidated subsidiary. We also deduct the gains from the disposal of our investment in unconsolidated subsidiary and from extinguishment of our debt from net loss in arriving at Adjusted EBITDA. We define Adjusted Net Loss as net loss plus (i) amortization of debt issue costs and intangibles, (ii) stock-based compensation, (iii) non-routine legal fees, severance and certain other costs (credits), (iv) the loss (income) from our unconsolidated subsidiary and (v) income tax expense (benefit) of adjustments. We also deduct the gains or add back the losses from the disposal of our investment in unconsolidated subsidiary and from extinguishment of our debt from net loss in arriving at Adjusted Net Loss. Adjusted EPS is defined as Adjusted Net Loss on a per share basis using the weighted average diluted shares outstanding.

Adjusted EBITDA, Adjusted Net Loss, and Adjusted EPS are intended as supplemental measures of performance that are neither required by, nor presented in accordance with, U.S. generally accepted accounting principles (“GAAP”). We present Adjusted EBITDA, Adjusted Net Loss and Adjusted EPS, because we believe they assist investors and analysts in comparing our performance across reporting periods on an ongoing basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Adjusted EBITDA, Adjusted Net Loss and Adjusted EPS to evaluate the effectiveness of our business strategies.

Among other limitations, Adjusted EBITDA, Adjusted Net Loss, and Adjusted EPS do not reflect (i) our cash expenditures, or future requirements, for capital expenditures or contractual commitments, and (ii) the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations. Further, the adjustments noted in Adjusted EBITDA do not reflect the impact of any income tax expense or benefit. Additionally, other companies in our industry may calculate Adjusted EBITDA, Adjusted Net Loss, and Adjusted EPS differently than we do, which limits its usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA, Adjusted Net Loss, and Adjusted EPS should not be considered in isolation or as substitutes for performance measures calculated in accordance with GAAP, and you should not rely on any single financial measure to evaluate our business. These non-GAAP financial measures, when presented, are reconciled to the most closely applicable GAAP measure as disclosed below:

	Year ended December 31,
	2021		2020		2019
(in thousands, except shares and per share data)	Adjusted EBITDA	Adjusted Net Loss	Adjusted EBITDA	Adjusted Net Loss	Adjusted EBITDA	Adjusted Net Loss
Net loss per GAAP	$(106,589)	$(106,589)	$(15,924)	$(15,924)	$(13,495)	$(13,495)
Reconciling items -
Provision (benefit) for income taxes	169	—	(83)	—	(39)	—
Interest expense, net	814	—	364	—	454	—
Amortization of debt issue costs in interest expense(a)	—	461	—	—	—	—
Depreciation expense	232	—	14	—	12	—
Amortization of intangibles	—	—	33	33	400	400
Stock-based compensation	61,765	61,765	1,818	1,818	906	906
(Gain) from disposal of investment in unconsolidated subsidiary	(20,829)	(20,829)	—	—	—	—
(Gain) loss on extinguishment of debt	(790)	(790)	116	116	—	—
Non-routine legal fees(b)	2,791	2,791	—	—	—	—
Severance(c)	1,298	1,298	—	—	—	—
Other costs(d)	4,927	4,927	—	—	—	—
(Income) loss from unconsolidated subsidiary(e)	354	354	(1,399)	(1,399)	709	709
Income tax expense (benefit) attributable to adjustments	—	—	—	(3)	—	3
Adjusted Non-GAAP amounts	$(55,858)	$(56,612)	$(15,061)	$(15,359)	$(11,053)	$(11,477)

GAAP net loss per share:
Basic	N/A	$(1.24)	N/A	$(0.23)	N/A	$(0.22)
Diluted	N/A	$(1.24)	N/A	$(0.23)	N/A	$(0.22)

Adjusted Non-GAAP net loss per share (Adjusted EPS):
Basic	N/A	$(0.66)	N/A	$(0.22)	N/A	$(0.18)
Diluted	N/A	$(0.66)	N/A	$(0.22)	N/A	$(0.18)

Weighted-average common shares outstanding:
Basic	N/A	86,043,051	N/A	68,810,533	N/A	62,043,383
Diluted	N/A	86,043,051	N/A	68,810,533	N/A	62,043,383

(a) Amounts for 2020 and 2019 were not considered material for inclusion in the calculation of Adjusted Net Loss.

(b) Non-routine legal fees represent legal fees incurred for matters that were not ordinary or routine to the operations of the business.

(c) Severance costs were incurred related to agreements with employees due to restructuring changes.

(d) Other costs include consulting fees in connection with operations and finance ($2,233), costs associated with our IPO ($2,424) and 2021 CEO transition costs ($270).

(e) Our management excludes the gain from sale and the income (loss) prior to sale arising from an interest we held in an unconsolidated subsidiary when evaluating our operating performance.

Key Components of Our Results of Operations

The following discussion describes certain line items in our consolidated statements of operations.

Revenue

Revenue from the sale of Voyager Trackers and customized components of Voyager Trackers is recognized over time, as work progresses, utilizing an input measure of progress determined by cost incurred to date relative to total expected cost on these projects to correlate with our performance in transferring control over Voyager Trackers and its components. Revenue from the sale of a Voyager Tracker’s individual parts is recognized point-in-time as and when control transfers based on the terms of the contract. Revenue from sale of term-based software licenses is recognized upon transfer of control to the customer. Revenue for shipping and handling services is recognized over time based on progress in meeting shipping terms of the arrangements. Subscription revenue, which is derived from a subscription-based enterprise licensing model, and support revenue, which is derived from ongoing security updates and maintenance, are generally recognized on a straight-line basis over the term of the contract.

Our customers include project developers, solar asset owners and EPC contractors that design and build solar energy projects. For each individual solar project, we enter into a contract with our customers covering the price, specifications, delivery dates and warranty for the products being purchased, among other things. Our contractual delivery period for Voyager Trackers and related parts can vary depending on size of the project and availability of vessels and other means of delivery. Contracts can range in value from tens of thousands to tens of millions of dollars.

Our revenue is affected by changes in the volume and ASP of our solar tracking systems purchased by our customers and volume of sales of software products and engineering services, among other things. The ASP of our solar tracker systems and quarterly volume of sales is driven by the supply of, and demand for, our products, changes in product mix, geographic mix of our customers, strength of competitors’ product offerings and availability of government incentives to the end-users of our products. Additionally, our revenue may be impacted by seasonality and variability related to ITC step-downs and construction activity as well as the cold weather.

The vast majority of our revenue was attributable to sales in the United States, with a smaller portion derived from sales in Southeast Asia and Europe. Our revenue growth is dependent on continued growth in the number of solar tracker projects and engineering services we win in competitive bidding processes and growth in our software sales each year, as well as our ability to increase our market share in each of the geographies in which we currently compete, expand our global footprint to new emerging markets, grow our production capabilities to meet demand and continue to develop and introduce new and innovative products that address the changing technology and performance requirements of our customers, among other things.

Cost of revenue and gross profit (loss)

We subcontract with third-party manufacturers to manufacture and deliver our products directly to our customers. Our product costs are affected by the underlying cost of raw materials procured by these contract manufacturers, including steel and aluminum; component costs, including electric motors and gearboxes; technological innovation in manufacturing processes; and our ability to achieve economies of scale resulting in lower component costs. We do not currently hedge against changes in the price of raw materials, but we continue to explore opportunities to mitigate the risks of foreign currency and commodity fluctuations through the use of hedges and foreign exchange lines of credit. Some of these costs, primarily personnel, are not directly affected by sales volume.

We have increased our headcount over the last three years as we scale up our business. Our gross profit may vary period-to-period due to changes in our headcount, ASP, product costs, product mix, customer mix, geographical mix, shipping methods, warranty costs and seasonality. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), we received employee retention credits, which have reduced the impact of increased personnel costs on our operating results.

Operating expenses

Operating expenses consist of research and development expenses, selling and marketing expenses and general and administrative expenses. Personnel-related costs are the most significant component of our operating expenses and include salaries, benefits, bonuses, commissions and stock-based compensation expenses.

Our increased headcount over the last three years has contributed to increased operating costs both in absolute dollars and as a percentage of revenue and we expect to continue to hire new employees in the future to support our growth and in response to expected turnover. In addition, our operating costs have been impacted by (i) our level of research activities to originate, develop and enhance our products, (ii) our sales and marketing efforts as we expand our development activities in other parts of the world, and (iii) increased legal and professional fees, compliance costs, insurance, facility costs and other costs associated with our expected growth and in being a public company.

Results of Operations – 2021 Compared to 2020

	Year ended December 31,
	2021		2020
(in thousands, except percentages)	Amounts	Percentage of revenue	Amounts	Percentage of revenue
Revenue:
Product	$227,397	84.1%	$158,925	84.8%
Service	43,128	15.9%	28,427	15.2%
Total revenue	270,525	100.0%	187,352	100.0%
Cost of revenue:
Product	239,149	88.4%	155,967	83.2%
Service	63,921	23.6%	27,746	14.8%
Total cost of revenue	303,070	112.0%	183,713	98.1%
Gross profit (loss)	(32,545)	(12.0%)	3,639	1.9%
Operating expenses
Research and development	11,540	4.3%	5,222	2.8%
Selling and marketing	6,823	2.5%	3,545	1.9%
General and administrative	75,896	28.1%	11,798	6.3%
Total operating expenses	94,259	34.8%	20,565	11.0%
Loss from operations	(126,804)	(46.9%)	(16,926)	(9.0%)
Interest expense, net	(814)	(0.3%)	(364)	(0.2%)
Gain from disposal of investment in unconsolidated subsidiary	20,829	7.7%	—	0.0%
Gain (loss) on extinguishment of debt	790	0.3%	(116)	(0.1%)
Other expense	(67)	0.0%	—	0.0%
Income (loss) from unconsolidated subsidiary	(354)	(0.1%)	1,399	0.7%
Loss before income taxes	(106,420)	(39.3%)	(16,007)	(8.5%)
(Provision) benefit for income taxes	(169)	(0.1%)	83	0.0%
Net loss	$(106,589)	(39.4%)	$(15,924)	(8.5%)

Revenue

We generate our revenue in two streams – Product revenue and Service revenue. Product revenue is derived from the sale of Voyager Trackers, customized components of Voyager Trackers, individual part sales for certain specific transactions and the sale of term-based software licenses. Service revenue includes revenue from shipping and handling services, subscription-based enterprise licensing model and maintenance and support services in connection with the term-based software licenses.

	Year ended December 31,
(in thousands)	2021	2020	$ Change	% Change
Product	$227,397	$158,925	$68,472	43.1%
Service	43,128	28,427	14,701	51.7%
Total revenue	$270,525	$187,352	$83,173	44.4%

Product revenue

The increase in product revenue for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily due to a 25% increase in MW shipped, as well as an increase of approximately 15% in ASP.

Service revenue

The increase in service revenue for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily due to an increase in shipping and logistics revenue on Voyager Tracker sales as a result of a 25% increase in MW shipped and by increased contract prices which helped partially offset a portion of the rising shipping and logistics costs, much of which was not fully recoverable.

Cost of revenue and gross (loss) profit

Cost of revenue consists primarily of Voyager Trackers’ raw material costs, including purchased components, as well as costs related to freight and delivery, product warranty, supply chain personnel and consultants, insurance and customer support. Personnel costs include both direct labor costs as well as costs attributable to any individuals whose activities relate to the procurement, installation and delivery of the finished product and provision of services and are net of federal employee retention credits received.

Gross profit may vary from period-to-period and is primarily affected by our ASP, product costs, product mix, customer mix, geographical mix, shipping method, logistics costs, warranty costs and seasonality.

	Year ended December 31,
(in thousands)	2021	2020	$ Change	% Change
Product	$239,149	$155,967	$83,182	53.3%
Service	63,921	27,746	36,175	130.4%
Total cost of revenue	$303,070	$183,713	$119,357	65.0%
Gross profit (loss)	$(32,545)	$3,639	$(36,184)	(994.3%)
Gross profit (loss) percentage of revenue	(12.0%)	1.9%

The increase in cost of revenue for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily driven by the aforementioned increase in MW shipped as well as increases in steel costs and shipping and logistics costs. Cost per MW increased 32% due to increases in steel prices and shipping and logistics costs. Overhead costs were higher year over year due to increased headcount to support our growth and the higher stock-based compensation expense due to our IPO triggering vesting of a significant number of shares in the second quarter of 2021, as well as awards granted to new employees in 2021. Cost of revenue in 2021 was also impacted by approximately $8.6 million in expenditures related to certain retrofits, remediations and product reconfigurations for certain of our solar tracker systems that had been previously installed, or were in the process of being installed, at customer sites.

Our gross profit (loss) percentage of revenue for 2021 was a negative 12.0%, as compared to a positive 1.9% in 2020. The decrease was due primarily to increased logistics costs that were not passed on to our customers, increases in headcount as we scaled up our operating structure and higher stock-based compensation triggered by the IPO and grants to new employees.

Research and development

Research and development expenses consist primarily of salaries (net of federal employee retention credits received), employee benefits, stock-based compensation expenses and travel expenses related to our engineers performing research and development activities to originate, develop and enhance our products. Additional expenses include consulting charges, component purchases, legal fees for registering patents and other costs for performing research and development on our software products.

	Year ended December 31,
(in thousands)	2021	2020	$ Change	% Change
Research and development	$11,540	$5,222	$6,318	121.0%

The increase in research and development expenses in 2021, as compared to 2020, was primarily attributable to (i) $3.6 million of higher stock-based compensation expense mainly triggered by our 2021 IPO, along with grants to new employees during 2021, (ii) $1.3 million in higher personnel-related expenses, as headcount increased allowing for expansion of our research and development activities designed to enhance our products, (iii) an increase of $0.7 million in professional services largely related to increased patent protection costs and (iv) higher expenditures related to our design-to-value initiatives to reduce the costs of our tracker product. Research and development expenses as a percentage of revenue were 4.3% for the year ended December 31, 2021, compared to 2.8% for the year ended December 31, 2020.

Selling and marketing

Selling and marketing expenses consist primarily of salaries (net of federal employee retention credits received), employee benefits, stock-based compensation expenses and travel expenses related to our sales and marketing and business development personnel. Additionally, selling and marketing expenses include costs associated with professional fees and support charges for software subscriptions and licenses, trade shows and conventions.

	Year ended December 31,
(in thousands)	2021	2020	$ Change	% Change
Selling and marketing	$6,823	$3,545	$3,278	92.5%

The increase in selling and marketing expenses in 2021, as compared to 2020, was primarily attributable to (i) $2.0 million of higher stock-based compensation expense triggered by our 2021 IPO and grants to new employees in 2021, and (ii) $0.9 million in higher personnel-related expenses, as headcount increased to support our international expansion plans. Selling and marketing expenses as a percentage of revenue were 2.5% for the year ended December 31, 2021, compared to 1.9% for the year ended December 31, 2020.

General and administrative

General and administrative expenses consist primarily of salaries (net of federal employee retention credits received), employee benefits, stock-based compensation expenses, and travel expenses related to our executives, finance team, and administrative employees. It also consists of legal, consulting, and professional fees, rent and lease expenses pertaining to our headquarters and international offices, business insurance costs and other costs.

	Year ended December 31,
(in thousands)	2021	2020	$ Change	% Change
General and administrative	$75,896	$11,798	$64,098	543.3%

The increase in general and administrative expense in 2021, as compared to 2020, was primarily attributable to (i) $46.6 million of higher stock-based compensation expense triggered by our 2021 IPO and grants to new employees in 2021, (ii) $5.9 million of higher personnel-related expenses related to headcount increases, (iii) $7.1 million of higher professional fees for consulting, legal and accounting services, and (iv) higher costs for business insurance, rent, and other office expenses. General and administrative expenses as a percentage of revenue were 28.1% for the year ended December 31, 2021, compared to 6.3% for the year ended December 31, 2020.

Interest expense, net

	Year ended December 31,
(in thousands)	2021	2020	$ Change	% Change
Interest expense, net	$814	$364	$450	123.6%

Interest expense primarily consisted of interest on our revolving line of credit with Western Alliance Bank, which was paid off during the quarter ended March 31, 2021, and a commitment fee on our revolving credit facility with Barclays Bank that we entered into in April 2021, along with associated debt issue cost amortization.

Gain (loss) on extinguishment of debt

	Year ended December 31,
(in thousands)	2021	2020	$ Change	% Change
Gain (loss) on extinguishment of debt	$790	$(116)	$906	781.0%

In January 2021, our Paycheck Protection Program ("PPP") loan that was received in April 2020 pursuant to the CARES Act, was forgiven, resulting in a gain on extinguishment of debt. The terms of the CARES Act provided for loan forgiveness if the proceeds were used to retain and pay employees and for other qualifying expenditures. In 2020, we incurred a loss on debt extinguishment in connection with our Secured Promissory Notes which we had repaid the principal in full as of December 31, 2020.

Income (loss) from unconsolidated subsidiary

	Year ended December 31,
(in thousands)	2021	2020	$ Change	% Change
Income (loss) from unconsolidated subsidiary	$(354)	$1,399	$(1,753)	(125.3%)

We sold our interest in our unconsolidated subsidiary, Dimension Energy LLC ("Dimension"), on June 24, 2021. Dimension is a community solar developer based in Atlanta, Georgia that provides renewable energy solutions for local communities in the United States. Our share of the loss from this unconsolidated subsidiary for the period from January 1, 2021, to the disposal date was $0.4 million. For the year ended December 31, 2020, we recognized a gain of $1.4 million as our share of the income from this equity investment. Upon sale of our interest in June 2021, we recognized a gain of $20.8 million, which is reflected in the Consolidated Statement of Comprehensive Loss as a "Gain from disposal of investment in unconsolidated subsidiary".

Results of Operations – 2020 Compared to 2019

	Year ended December 31,
	2020		2019
(in thousands, except percentages)	Amounts	Percentage of revenue	Amounts	Percentage of revenue
Revenue:
Product	$158,925	84.8%	$43,085	81.1%
Service	28,427	15.2%	10,039	18.9%
Total revenue	187,352	100.0%	53,124	100.0%
Cost of revenue:
Product	155,967	83.2%	44,212	83.2%
Service	27,746	14.8%	10,863	20.4%
Total cost of revenue	183,713	98.1%	55,075	103.7%
Gross profit (loss)	3,639	1.9%	(1,951)	(3.7%)
Operating expenses
Research and development	5,222	2.8%	3,960	7.5%
Selling and marketing	3,545	1.9%	1,897	3.6%
General and administrative	11,798	6.3%	4,563	8.6%
Total operating expenses	20,565	11.0%	10,420	19.6%
Loss from operations	(16,926)	(9.0%)	(12,371)	(23.3%)
Interest expense, net	(364)	(0.2%)	(454)	(0.9%)
Gain from disposal of investment in unconsolidated subsidiary	—	0.0%	—	0.0%
Gain (loss) on extinguishment of debt	(116)	(0.1%)	—	0.0%
Other expense	—	0.0%	—	0.0%
Income (loss) from unconsolidated subsidiary	1,399	0.7%	(709)	(1.3%)
Loss before income taxes	(16,007)	(8.5%)	(13,534)	(25.5%)
(Provision) benefit for income taxes	83	0.0%	39	0.1%
Net loss	$(15,924)	(8.5%)	$(13,495)	(25.4%)
Revenue

	Year ended December 31,
(in thousands)	2020	2019	$ Change	% Change
Product	$158,925	$43,085	$115,840	268.9%
Service	28,427	10,039	18,388	183.2%
Total revenue	$187,352	$53,124	$134,228	252.7%

Product revenue

The increase in product revenue for the year ended December 31, 2020, as compared to the year ended December 31, 2019, was primarily driven by a 250% increase in MW shipped due to new projects with existing customers, as well as projects for new customers in the year ended December 31, 2020. New customers represented 89% of the additional MW shipped in 2020. We increased our ASP by 2.8% from the year ended December 31, 2019, to the year ended December 31, 2020, primarily as a result of a shift in the geographic mix of our projects toward projects in the United States.

Service revenue

The increase in service revenue for the year ended December 31, 2020, as compared to the year ended December 31, 2019, was primarily driven by an increase in shipping and logistics revenue on Voyager Tracker sales due to a 250% increase in MW shipped to our U.S. customers.

Cost of revenue and gross (loss) profit

	Year ended December 31,
(in thousands)	2020	2019	$ Change	% Change
Product	$155,967	$44,212	$111,755	252.8%
Service	27,746	10,863	16,883	155.4%
Total cost of revenue	$183,713	$55,075	$128,638	233.6%
Gross profit (loss)	$3,639	$(1,951)	$5,590	286.5%
Gross profit (loss) percentage of revenue	1.9%	(3.7%)

The increase in cost of revenue for the year ended December 31, 2020, as compared to the year ended December 31, 2019, was primarily driven by the aforementioned increase in MW shipped. Cost of revenue for the year ended December 31, 2020, was also impacted by approximately $14.0 million in expenditures related to certain retrofits, remediations and product reconfigurations for certain of our solar tracker systems that had been previously installed, or were in the process of being installed, at customer sites. In addition, we had a slight reduction in our cost per MW due to improvements in scale and diversification of our supply chain which reduced tariff costs.

Our gross profit for the year ended December 31, 2020, increased by $5.6 million, or 286.5%, as compared to the year ended December 31, 2019, due to the above stated reasons.

Research and development

	Year ended December 31,
(in thousands)	2020	2019	$ Change	% Change
Research and development	$5,222	$3,960	$1,262	31.9%

The increase in research and development expenses for the year ended December 31, 2020, as compared to the year ended December 31, 2019, was primarily attributable to (i) an increase of $1.5 million in personnel-related expenses, including stock-based compensation expense, due to a net increase in headcount by 18 for the research and development of our products, (ii) an increase of $0.5 million in legal fees for registering patents and other related consulting and recruiting fees, and (iii) an increase of $0.4 million in facilities and equipment related expenses, partially offset by a $1.1 million decrease in research and development expenses related to Voyager Tracker technology as its development cycle ended in the year ended December 31, 2019. Research and development expenses as a percentage of revenue was 2.8% for the year ended December 31, 2020, compared to 7.5% for the year ended December 31, 2019.

Selling and marketing

	Year ended December 31,
(in thousands)	2020	2019	$ Change	% Change
Selling and marketing	$3,545	$1,897	$1,648	86.9%

The increase in selling and marketing expenses for the year ended December 31, 2020, as compared to the year ended December 31, 2019, was primarily attributable to an increase in personnel-related expenses, including stock-based compensation expense, of $2.5 million due to a net increase in headcount by 10, a $0.1 million increase in various consulting and recruiting fees, and an increase of $0.1 million in expenses pertaining to IT software. The increase was partially offset by (i) a decrease in bad debt expense of $0.5 million, (ii) a $0.3 million reduction in advertising expenses associated with trade shows and conventions and other business development expenses, and (iii) a decrease of $0.3 million related to travel expenses of sales personnel. Sales and marketing expenses as a percentage of revenue was 1.9% for the year ended December 31, 2020, compared to 3.6% for the year ended December 31, 2019.

General and administrative

	Year ended December 31,
(in thousands)	2020	2019	$ Change	% Change
General and administrative	$11,798	$4,563	$7,235	158.6%

The increase in general and administrative expenses for the year ended December 31, 2020, as compared to the year ended December 31, 2019, was primarily attributable to (i) an increase of $4.0 million in personnel-related expenses, including stock-based compensation expense, due to a net increase in headcount by 24, (ii) an increase of $1.9 million in professional fees for consulting, legal and accounting services, (iii) an increase of $0.2 million related to overall travel expenses, (iv) an increase of $0.3 million related to office equipment, (v) an increase of $0.6 million in business insurance costs, and (vi) an increase of $0.2 million pertaining to rent, lease and other office expenses in line with an increase in headcount. General and administrative expenses as a percentage of revenue was 6.3% for the year ended December 31, 2020, compared to 8.6% for the year ended December 31, 2019.

Interest expense, net

	Year ended December 31,
(in thousands)	2020	2019	$ Change	% Change
Interest expense, net	$364	$454	$(90)	(19.8%)

Interest expense consisted of annual amortization of debt issuance costs and interest on our Secured Promissory Notes and a revolving line of credit with Western Alliance Bank.

Income (loss) from unconsolidated subsidiary

	Year ended December 31,
(in thousands)	2020	2019	$ Change	% Change
Income (loss) from unconsolidated subsidiary	$1,399	$(709)	$2,108	297.3%

The increase in our income from unconsolidated subsidiary resulted from recording $1.4 million of income from our investment in Dimension for the year ended December 31, 2020, as compared to a loss from such investment for the year ended December 31, 2019. This increase was primarily due to the fact that Dimension generated $22.6 million of revenue for the year ended December 31, 2020, as compared to no revenue for the year ended December 31, 2019. The community solar development cycle is approximately 18 to 24 months and Dimension began development activity in 2018, therefore the initial revenue was recognized in fiscal year 2020.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through sales of shares of common stock and payments from our customers. During the years ended December 31, 2019, 2020 and 2021, we received net amounts of $6.0 million, $28.9 million and $235.2 million, respectively, from issuances of our common stock, including our IPO in April 2021. During those same years, we also incurred new debt in the form of a PPP loan in 2020 pursuant to the CARES Act and a draw in 2019 under our then existing revolving line of credit agreement, but have since paid off all outstanding borrowings, including debt incurred prior to 2019, or in the case of PPP loan, had such debt forgiven as of December 31, 2021.

At December 31, 2021, we have $102.2 million of cash on hand and $100 million of unused borrowing capacity under our existing revolving credit facility as described under "Revolving line of credit" below. We have no material long term obligations requiring the use of cash and have positive working capital as of December 31, 2021. Management believes that our existing capital, which includes our cash on hand, as well as our unused borrowing capacity under our revolving line of credit is sufficient for us to remain in operation for at least one year from the date of issuance of these consolidated financial statements, despite our use of cash during 2021 to meet our operating needs. While management believes that the Company’s existing sources of liquidity are adequate to fund operations through twelve months from the date the financials are issued, we may need to raise additional debt or obtain new equity financing to fund operations in the future beyond the next twelve months should our use of cash to fund operations continue at levels experienced during 2021.

Our cash flows from operating, investing and financing activities were as follows:

	Year ended December 31,
(in thousands)	2021	2020	2019
Net cash provided by (used in) operating activities	$(132,854)	$629	$(254)
Net cash provided by (used in) investing activities	21,307	1,868	(18)
Net cash provided by financing activities	180,369	22,644	7,000
Effect of exchange rate changes on cash and restricted cash	(10)	(3)	-
Net increase in cash and restricted cash	$68,812	$25,138	$6,728

Operating activities

During the year ended December 31, 2021, we used approximately $57.3 million of cash to fund (i) losses on certain of our projects, largely related to increased material and logistics costs due to supply chain disruptions during the year that were not fully recoverable, (ii) higher personnel and facility-related costs associated with headcount increases, and (iii) increased professional service fees, largely as a result of being a new public company. Economic conditions during 2021 caused our industry to experience rapid commodity price increases and significant increases in transportation costs which negatively impacted our margins in the near term and thus, our cash flow from operations.

We are taking steps to diversify our supply chain and implement design changes to lower the material requirements for our trackers in order to mitigate these economic headwinds. We believe this impact to be temporary as we work through our cost improvement roadmap.

A total of approximately $75.6 million was also used in 2021 to fund increases in working capital and other items, largely related to (i) increased project activity compared to 2020, as well as the timing of that activity, (ii) our efforts to ensure steel capacity for our products and to acquire inventory that has a longer lead time due to global market supply and logistics constraints, and (ii) a slowdown in collections from a major customer during the latter part of 2021.

During 2020, net cash used in operating activities was $0.5 million primarily due to a net loss of $15.9 million which was reflective of our investment in growing our operations and expanding our presence to additional countries. This was offset by $7.5 million in non-cash charges and a net change of $7.9 million in our net operating assets and liabilities. Non-cash adjustments primarily related to (i) a warranty provision of $7.9 million attributable to warranties issued with increased sales of Voyager Trackers, (ii) a stock-based compensation expense of $1.8 million in line with overall increase in headcount, (iii) income from unconsolidated subsidiary of $1.4 million, which represented our share of profit from our equity method investment, (iv) recognition of $1.0 million for warranty amounts expected to be recoverable from our contract manufacturers, (v) loss on debt extinguishment of $0.1 million and (vi) other non-cash items of $0.1 million. The net change in our operating assets and liabilities was primarily attributable to a net increase in deferred revenue of $3.1 million, partially offset by a $9.7 million increase in accounts receivable, both of which were due to the increase in sales of Voyager Trackers in 2020. Additionally, accounts payable increased by $8.9 million due to increases in procurement and supply chain activity to support our revenue growth, accrued expenses and other liabilities increased by $7.2 million. These increases were partially offset by (i) a decrease in inventories of $2.8 million in line with increased sales, (ii) an increase in prepaid and other current assets of $2.8 million due to increases in advances to suppliers, (iii) a decrease of $0.5 million for operating lease assets, (iv) an increase of $0.7 million in current and non-current liabilities, (v) a decrease of $0.1 million in accrued interest on related party debt and (vi) an increase of $1.7 million in other non-current assets.

During 2019, net cash used in operating activities was $0.3 million, primarily due to a net loss of $13.5 million which was reflective of our investment in growing our operations. This was offset by $4.3 million in non-cash charges and a net change of $8.9 million in our net operating assets and liabilities. Non-cash adjustments primarily related to (i) warranty provision of $2.1 million attributable to warranties issued with increased sales of Voyager Trackers, (ii) stock-based compensation expense of $0.9 million, (iii) loss from unconsolidated subsidiary of $0.7 million, which represented our share of loss from our equity method investment, (iv) depreciation and amortization expense of $0.4 million, (v) bad debt expense of $0.4 million and (vi) recognition of a warranty asset of $0.3 million for amounts expected to be recoverable from our contract manufacturers. The net change in our operating assets and liabilities was primarily attributable to a net increase in deferred revenue of $19.7 million, partially offset by a $13.8 million increase in accounts receivable, both of which were due to the increase in revenue from sales of Voyager Trackers in 2019. Additionally, accounts payable increased by $7.8 million due to increases in procurement and supply chain activity to support our revenue growth and accrued expenses and other liabilities increased by $3.4 million. These increases were partially offset by (i) a decrease of $0.3 million in accrued interest on related party debt, (ii) an increase in prepaid and other current assets of $3.2 million and (iii) an increase in other non-current assets of $0.2 million in line with our increased operating activities, and inventories of $4.5 million to support expected increases in sales in subsequent years.

Investing activities

During the year ended December 31, 2021, we received net proceeds of $22.3 million from the sale of our 23% equity investment in Dimension, a community solar developer based in Atlanta, Georgia that provides renewable energy solutions for local communities in the United States. Partially offsetting this was cash spending on capital expenditures totaling $1.0 million, primarily for new lab equipment to be used for product testing, as well as new computer and IT equipment and tooling, much of which was related to higher project activity levels during the year, along with higher headcount.

During 2020, net cash provided by investing activities was $1.9 million, of which $2.1 million was attributable to distributions received from unconsolidated subsidiary as return of investment, offset by $0.2 million used to purchase property and equipment.

During 2019, net cash used in investing activities was $0.02 million, respectively, which was attributable to the purchase of property and equipment.

Financing activities

We received $235.2 million of proceeds, net of offering costs, from our IPO in April 2021. A portion of these proceeds, totaling $54.2 million, were subsequently used to purchase an aggregate of 4,455,384 shares of our common stock. We also repaid the outstanding balance on our revolving line of credit with Western Alliance Bank during 2021, totaling $1.0 million, after which this facility was closed and a new facility was entered into with various lenders, including Barclays Bank (see "Revolving line of credit" below). We also received cash from the exercise of stock options during 2021.

During 2020, we received $28.9 million of proceeds from issuance of our common stock and repaid the outstanding balance on certain private placement promissory notes totaling $7.0 million. We also received a PPP loan pursuant to the CARES Act in the amount of $0.8 million in 2020.

During 2019, net cash provided by financing activities was $7.0 million, consisting of proceeds from stock issuances of $6.0 million and proceeds from borrowings of $1.0 million.

Revolving line of credit

On April 30, 2021, we entered into a senior secured revolving credit facility with various lenders, including Barclays Bank PLC, as an issuing lender, the swingline lender and as administrative agent (the “Credit Agreement”). The Credit Agreement has an initial three-year term and will be used for working capital and for other general corporate purposes. The Credit Agreement includes the following terms: (i) aggregate commitments of up to $100 million, with letter of credit and swingline sub-limits; (ii) a base rate of LIBOR, plus 3.25% per annum, (iii) initial commitment fees of 0.50% per annum; (iv) initial letter of credit fees of 3.25% per annum; and (v) other customary terms for a corporate revolving credit facility. We have not made any draws on the revolving credit facility as of December 31, 2021. Should LIBOR rates become unavailable during the term of the Credit Agreement, the rate per annum on loans will be based on the secured overnight financing rate (SOFR) published by the Federal Reserve Bank of New York, or a successor SOFR administrator.

The facility is secured by a first priority lien on substantially all of our assets, subject to certain exclusions, and customary guarantees. The Credit Agreement includes the following financial condition covenants that we are required to satisfy: (i) maintain a minimum liquidity limit of $125 million for each quarter; (ii) maintain a 3.75 times leverage ratio; and (iii) maintain a 1.5 times interest coverage ratio. The leverage and interest coverage ratios will be triggered when we achieve $50 million in adjusted EBITDA over a trailing twelve months, or upon our election if we have achieved positive adjusted EBITDA over a trailing twelve months. Once the leverage and interest coverage ratios are triggered the minimum liquidity limit will not have a minimum limit. Minimum liquidity includes unrestricted cash plus the undrawn balance of the revolving credit facility. The minimum liquidity covenant was the only financial condition covenant we had to satisfy as of the period ended December 31, 2021. As of December 31, 2021, we were in full compliance with our financial condition covenant.

Critical Accounting Policies and Significant Management Estimates

We prepare our consolidated financial statements in accordance with GAAP. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported revenue and expenses during the period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

We believe that the accounting policies described below involve a significant degree of judgment and complexity. Accordingly, we believe these are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations. For further information, see Note 3 to our consolidated financial statements included elsewhere in this Annual Report.

Revenue recognition

Policy description

We recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which we expect to be entitled to in exchange for those goods or services by following a five-step process, (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when or as the Company satisfies a performance obligation, as further described below.

Identify the contract with a customer: A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the products and services to be transferred and identifies the payment terms related to these products and services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for products and services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. In assessing the recognition of revenue, we also evaluate whether two or more contracts should be combined and accounted for as one contract and if the combined or single contract should be accounted for as multiple performance obligations which could change the amount of revenue and profit (loss) recorded in a period. Change orders may include changes in specifications or design, manner of performance, equipment, materials, scope of work, and/or the period of completion of the project. We analyze change orders to determine if they should be accounted for as a modification to an existing contract or a new stand-alone contract.

Contracts we enter into with our customers for sale of Voyager Trackers are generally under two different types of arrangements: (1) purchase agreements and equipment supply contracts (“Purchase Agreements”) and (2) sale of individual parts of the Voyager Tracker.

Change orders from our customers are generally modifications to existing contracts and are included in the total estimated contract revenue when it is probable that the change order will result in additional value that can be reliably estimated and realized.

Identify the performance obligations in the contract: We enter into contracts that can include various combinations of products and services, which are either capable of being distinct and accounted for as separate performance obligations or as one performance obligation since the majority of tasks and services are part of a single project or capability. However, determining whether products or services are considered distinct performance obligations that should be accounted for separately versus together may sometimes require significant judgment.

Our Purchase Agreements typically include two performance obligations- 1) Voyager Tracker or customized components of Voyager Tracker, and 2) shipping and handling services. The deliverables included as part of the Voyager Tracker are predominantly accounted for as one performance obligation, as these deliverables are part of a combined promise to deliver a project.

The revenue for shipping and handling services will be recognized over time based on shipping terms of the arrangements, as this faithfully depicts the Company’s performance in transferring control.

Sale of individual parts of Voyager Tracker for certain specific transactions includes multiple performance obligations consisting of individual parts of the Voyager Tracker. Revenue is recognized for parts sales at a point in time when the obligations under the terms of the contract with our customer are satisfied. Generally, this occurs with the transfer of control of the asset, which is in line with shipping terms.

Determine the transaction price: The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring services to the customer. Such amounts are typically stated in the customer contract, and to the extent that we identify variable consideration, we will estimate the variable consideration at the onset of the arrangement as long as it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The majority of our contracts do not contain variable consideration provisions as a continuation of the original contract. None of our contracts contain a significant financing component. Taxes collected from customers and remitted to governmental authorities are not included in revenue.

Allocate the transaction price to performance obligations in the contract: Once we have determined the transaction price, we allocate the total transaction price to each performance obligation in a manner depicting the amount of consideration to which we expect to be entitled in exchange for transferring the good(s) or service(s) to the customer. We allocate the transaction price to each performance obligation identified in the contract on a relative standalone selling price basis.

We use the expected cost-plus margin approach based on hardware, labor, and related overhead cost to estimate the standalone selling price of the Voyager Tracker, customized components of Voyager Tracker, and individual parts of Voyager Tracker for certain specific transactions. We use the adjusted market assessment approach for all other performance obligations except shipping, handling, and logistics. For shipping, handling, and logistics performance obligations, we use a residual approach to calculate the standalone selling price, because of the nature of the highly variable and broad range of prices we charge to various customers for this performance obligation in the contracts.

Recognize revenue when or as the Company satisfies a performance obligation: For each performance obligation identified, we determine at contract inception whether we satisfy the performance obligation over time or at a point in time. Voyager Tracker and customized components of Voyager Tracker performance obligations in the contract are satisfied over-time as work progresses for its custom assembled Voyager Tracker, utilizing an input measure of progress determined by cost-to-cost measures on these projects as this faithfully depicts our performance in transferring control. Additionally, our performance does not create an asset with an alternative use, due to the highly customized nature of the product, and we have an enforceable right to payment for performance completed to date. Our performance obligations for individual part sales for certain specific transactions are recognized point-in-time as and when control transfers based on the Incoterms for the contract. Our performance obligations for term-based software licenses are recognized point-in-time as and when control transfers, either upon delivery to the customer or the software license start date, whichever is later. Our performance obligation for shipping and handling services is satisfied over-time as the services are delivered over the term of the contract. We recognize subscription services sales/other services on a straight-line basis over the contract period. With regard to support revenue, a time-elapsed method is used to measure progress because we transfer control evenly over the contractual period. Accordingly, the fixed consideration related to support revenue is generally recognized on a straight-line basis over the contract term.

Contract accounting: The timing of revenue recognition, billing, and cash collection results in the recognition of accounts receivable, unbilled receivables for revenue recognized in excess of billing, and deferred revenue in the Consolidated Balance Sheets. We may receive advances or deposits from our customers before revenue is recognized, resulting in contract liabilities, which are reflected as “deferred revenue” on our Consolidated Balance Sheets.

Judgments and assumptions

The timing and amounts of revenue and cost of revenue recognition, as well as recording of related receivables and deferred revenue, is highly dependent on our identification of performance obligations in each contract and our estimates by contract of total project cost and our progress toward project completion as of each period end. Certain estimates are subject to factors outside of our control that may impact our suppliers and the global supply chain. As an example, we began to experience increases in steel prices and shipping and logistics costs, as well as delays in delivery of our products to customers during 2021, which negatively impacted our results of operations as we were not able to recover all of the additional costs under certain of our fixed fee contracts. We base our estimates on the best information available at each period end, but future events and their effects cannot be determined with certainty, and actual results could differ materially from our assumptions and estimates.

Accounts receivable, net

Policy description

Trade receivables are recorded at invoiced amounts, net of allowances for doubtful accounts if applicable, and do not bear interest. We generally do not require collateral from our customers; however, in certain circumstances, we may require letters of credit, other collateral, additional guarantees or advance payments. The allowance for doubtful accounts is based on our assessment of the collectability of our customer accounts.

We plan to adopt ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments effective January 1, 2023. For the years ended December 31, 2021, 2020 and 2019, we have utilized the incurred loss model in estimating our allowance for doubtful accounts.

Judgments and assumptions

We regularly review our accounts receivable that remain outstanding past their applicable payment terms and establish allowances or make potential write-offs by considering certain factors such as historical experience, industry data, credit quality, age of balances and current economic conditions that may affect a customers’ ability to pay.

Adjustments to the allowance may either impact the amount of revenue previously recognized or bad debt expense depending on the facts and circumstances leading to the adjustment. Adjustments to amounts originally estimated to be collectible that are considered to be potential price concessions as a result of a dispute regarding performance or other matters affecting customer relationships will result in a reduction in revenue whereas adjustments due to changes in customer credit risk or their expected ability to pay will be recognized in bad debt expense.

Warranty

Policy description

Typically, the sale of Voyager Tracker projects includes parts warranties to customers as part of the overall price of the product. We provide standard assurance type warranties for our products for periods generally ranging from five to ten years. We record a provision for estimated warranty expenses in cost of sales, net of amounts recoverable from manufacturers under their warranty obligations to us. We do not maintain general or unspecified reserves; all warranty reserves are related to specific projects. All actual or estimated material costs incurred for warranty services in subsequent periods are charged to those established reserves.

Judgments and assumptions

We base our estimated warranty obligations on our historical experience and forward-looking factors including the nature and frequency of product failure rates and costs to address future claims. These estimates are inherently uncertain given our relatively short history of sales and changes to our historical or projected warranty experience may result in material changes to our warranty reserve in the future. Additionally, we make estimates of what costs we believe will be recoverable from the manufacturer of our products that we use to offset our obligations to our customers.

While we periodically monitor our warranty activities and claims, if actual costs incurred were to be different from our estimates, we would recognize adjustments to our warranty reserves in the period in which those differences arise or are identified. Such adjustments could be material to our results of operations in the period the adjustments are made.

Stock-based compensation

Policy description

We recognize compensation expense for all share-based payment awards made, including stock options and restricted stock, based on the estimated fair value of the award on the grant date, in the accompanying consolidated statement of operations and comprehensive loss. We calculate the fair value of stock options using the Black-Scholes Option-Pricing model while the fair value of restricted stock grants is based on the estimated fair value of the Company's common stock on the date of grant. Forfeitures are accounted for as they occur. For service-based awards, stock-based compensation is recognized using the straight-line attribution approach over the requisite service period. For performance-based awards, stock-based compensation is recognized based on graded vesting over the requisite service period when the performance condition is probable of being achieved.

Judgments and assumptions

The Black-Scholes model relies on various assumptions, in addition to the exercise price of the option and the value of our common stock on the date of grant. These assumptions include:

Expected Term: The expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is calculated as the average of the option vesting and contractual terms, based on the simplified method. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the options.

Expected Volatility: Since the Company did not have a trading history of its common stock prior to our IPO and since such trading history subsequent to our IPO is limited, the expected volatility is derived from the average historical stock volatilities of several public companies within the Company’s industry that it considers to be comparable to its business over a period equivalent to the expected term of the stock option grants.

Risk-Free-Interest-Rate: The Company bases the risk-free interest rate on the implied yield available on US Treasury zero-coupon issues with a remaining term equivalent to the expected term.

Expected Dividend: The Company has not issued any dividends in its history and does not expect to issue dividends over the life of the options and, therefore, has estimated the dividend yield to be zero.

Changes to any of these assumptions, but particularly our estimates of expected term and volatility, could change the fair value of our options and impact the amount of stock-based compensation expense we report each period.

Common stock valuations

Prior to the completion of our IPO in April 2021, our board of directors determined the best estimate of fair value of our common stock utilizing guidance in the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately Held Company Equity Securities Issued as Compensation. These valuations were used to determine expense to be recognized under certain pre-IPO stock-based compensation awards.

Our board considered numerous objective factors in exercising reasonable judgment to determine fair value prior to our IPO including at that time:

•
contemporaneous third-party valuations of our common stock;
•
the prices at which we or other holders sold our common stock to outside investors in arms-length transactions;
•
our financial condition, results of operations and capital resources;
•
contemporaneous third-party valuations of our common stock;
•
the prices at which we or other holders sold our common stock to outside investors in arms-length transactions;
•
the industry outlook;
•
the fact that option and restricted stock awards involved rights in illiquid securities in a private company;
•
the valuation of comparable companies;
•
the lack of marketability of our common stock;
•
the likelihood of achieving a liquidity event, such as an initial public offering or a sale of our company given prevailing market conditions;
•
the history and nature of our business, industry trends and competitive environment; and
•
general economic outlook including economic growth, inflation, unemployment, interest rate environment and global economic trends.

Our board of directors determined the fair value of our common stock by first determining the enterprise value of our business, and then using that to derive a per share value of our common stock.

The enterprise value of our business was estimated by considering several factors, including estimates using the cost approach, market approach and the income approach. The cost approach estimates the fair market value of an organization by utilizing the balance sheet to take the total fair market value of assets minus the fair market value of liabilities. The market approach was estimated based on the projected value of comparable public companies in a similar line of business that are publicly traded. We kept the comparable public companies consistent throughout each valuation. The income approach estimates the enterprise value of the business based on the cash flows that it expects to generate over its remaining life. These future cash flows were discounted to their present values using a rate of return appropriate for the risk of achieving the business’ projected cash flows. The present value of the estimated cash flows was then added to the present value equivalent of the residual value of the business at the end of the projected period to calculate the business enterprise value. In addition to the three approaches described above, we factored in the closest round of equity financing preceding the date of valuation.

After determining our enterprise value, we allocated value to our equity to determine the value of common stock. In allocating the enterprise value of our business to our common stock prior to January 2019, we used the option pricing method (“OPM”), whereas after January 2019, we used a combination of OPM and probability weighted expected return method (“PWERM”). PWERM involves a forward-looking analysis of the possible future outcomes of the enterprise. This method is particularly useful when discrete future outcomes can be predicted at a relatively high level of confidence with a probability distribution. Discrete future outcomes considered under PWERM included an initial public offering of our common stock, as well as non-IPO market-based outcomes. Determining the fair value of the enterprise using PWERM requires us to develop assumptions and estimates for both the probability of an IPO liquidity event and stay private outcomes, as well as the values we expect those outcomes could yield.

A discount for lack of marketability (“DLOM”) was applied to arrive at a fair value of our common stock. A DLOM is meant to account for the lack of marketability of a stock that is not traded on public exchanges. In making the final determination of common stock value, consideration was also given to recent sales of common stock.

Application of these approaches involved the use of estimates, judgments and assumptions that were highly complex and subjective, such as those regarding our expected future revenue, expenses and future cash flows, discount rates, market multiples, the selection of comparable companies and the probability of possible future events.

Subsequent to completion of our IPO, the fair value of each share of our common stock is based on the closing price of our common stock as reported on the Nasdaq Global Market.

JOBS Act accounting election

We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We elected to use the allowed extended transition period for adopting new or revised accounting standards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Fair value of financial instruments

Our financial instruments consist of cash, cash equivalents, restricted cash, accounts receivable, accounts payable, and debt obligations. Cash, cash equivalents, accounts receivable and accounts payable are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date. The carrying values of debt obligations bearing variable rates of interest are also considered to approximate fair value due to applicable interest rates resetting to market rates periodically. The fair value of our fixed rate debt obligations will be impacted by changes in market rates for similar debt subsequent to our initial borrowings.

We had $102.2 million of cash and cash equivalents on hand and no debt outstanding at December 31, 2021.

At December 31, 2020, we had outstanding borrowings of (i) $1.0 million under our revolving line of credit agreement with Western Alliance Bank, which was deemed to approximate fair value as the borrowings bore interest at variable rates, and (ii) $0.8 million under a fixed rate PPP loan, which was deemed to have no fair value at that date based on receipt of notification from the Small Business Administration on January 20, 2021, that forgiveness of the full amount of the loan had been approved.

We have no other financial instruments at December 31, 2021 and 2020 that are subject to foreign exchange, interest rate or market risks.

Concentrations of major customers

Our customer base consists primarily of project developers, solar asset owners and EPCs. We do not require collateral on our accounts receivables.

At December 31, 2021, four customers accounted for 29%, 23%, 19% and 18%, respectively, of total accounts receivable. At December 31, 2020, three customers accounted for 32%, 25% and 14%, respectively, of total accounts receivable.

During the year ended December 31, 2021, three customers accounted for 37%, 20% and 15%, respectively of total revenue. During the year ended December 31, 2020, four customers accounted for 21%, 19%, 10% and 10%, respectively, of total revenue. During the year ended December 31, 2019, three customers accounted for 59%, 21% and 13%, respectively, of total revenue.

Further, our accounts receivables are from companies within the solar industry and, as such, we are exposed to normal industry credit risks. We continually evaluate our reserves for potential credit losses and establish reserves for such losses.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of FTC Solar, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FTC Solar, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, of changes in stockholders' equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Austin, Texas

March 21, 2022

We have served as the Company’s auditor since 2020.

FTC Solar, Inc.

Consolidated Balance Sheets

(in thousands, except shares and per share data)	December 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$102,185	$32,359
Restricted cash	—	1,014
Accounts receivable, net	107,548	23,734
Inventories	8,860	1,686
Prepaid and other current assets	17,186	6,924
Total current assets	235,779	65,717
Operating lease right-of-use assets	1,733	571
Property and equipment, net	1,582	311
Investments in unconsolidated subsidiary	—	1,857
Other assets	3,926	2,937
Total assets	$243,020	$71,393
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$39,264	$17,127
Short-term debt	—	1,000
Accrued expenses	47,860	13,555
Accrued interest – related party	—	207
Income taxes payable	47	79
Deferred revenue	1,421	22,980
Other current liabilities	4,656	4,861
Total current liabilities	93,248	59,809
Long-term debt	—	784
Operating lease liability, net of current portion	1,340	355
Other non-current liabilities	5,566	2,994
Total liabilities	100,154	63,942
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock par value of $0.0001 per share, 10,000,000 shares authorized; none issued as of December 31, 2021 and December 31, 2020	—	—
Common stock par value of $0.0001 per share, 850,000,000 shares authorized; 92,619,641 and 66,155,340 shares issued and outstanding as of December 31, 2021 and December 30, 2020	9	1
Treasury stock, at cost; 10,762,566 and 9,896,666 shares as of December 31, 2021 and December 31, 2020	—	—
Additional paid-in capital	292,082	50,096
Accumulated other comprehensive income (loss)	7	(3)
Accumulated deficit	(149,232)	(42,643)
Total stockholders’ equity	142,866	7,451
Total liabilities and stockholders’ equity	$243,020	$71,393

The accompanying notes are an integral part of these consolidated financial statements.

FTC Solar, Inc.

Consolidated Statements of Operations and Comprehensive Loss

	Year ended December 31,
(in thousands, except shares and per share data)	2021	2020	2019
Revenue:
Product	$227,397	$158,925	$43,085
Service	43,128	28,427	10,039
Total revenue	270,525	187,352	53,124
Cost of revenue:
Product	239,149	155,967	44,212
Service	63,921	27,746	10,863
Total cost of revenue	303,070	183,713	55,075
Gross profit (loss)	(32,545)	3,639	(1,951)
Operating expenses
Research and development	11,540	5,222	3,960
Selling and marketing	6,823	3,545	1,897
General and administrative	75,896	11,798	4,563
Total operating expenses	94,259	20,565	10,420
Loss from operations	(126,804)	(16,926)	(12,371)
Interest expense, net	(814)	(364)	(454)
Gain from disposal of investment in unconsolidated subsidiary	20,829	—	—
Gain (loss) on extinguishment of debt	790	(116)	—
Other expense	(67)	—	—
Income (loss) from unconsolidated subsidiary	(354)	1,399	(709)
Loss before income taxes	(106,420)	(16,007)	(13,534)
(Provision) benefit for income taxes	(169)	83	39
Net loss	(106,589)	(15,924)	(13,495)
Other comprehensive income (loss):
Foreign currency translation adjustments	10	(3)	—
Comprehensive loss	$(106,579)	$(15,927)	$(13,495)
Net loss per share:
Basic	$(1.24)	$(0.23)	$(0.22)
Diluted	$(1.24)	$(0.23)	$(0.22)
Weighted-average common shares outstanding:
Basic	86,043,051	68,810,533	62,043,383
Diluted	86,043,051	68,810,533	62,043,383

The accompanying notes are an integral part of these consolidated financial statements.

FTC Solar, Inc.

Consolidated Statements of Changes in Stockholders' Equity (Deficit)

	Preferred stock		Common stock		Treasury stock
(in thousands, except shares)	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-In capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity (deficit)

Balance as of December 31, 2018	—	$—	56,146,407	$1	—	$—	$11,367	$—	$(13,224)	$(1,856)
Restricted stock awards vested during the period	—	—	3,822,019	—	—	—	—	—	—	—
Issuance of common stock	—	—	3,665,555	—	—	—	6,000	—	—	6,000
Stock-based compensation	—	—	—	—	—	—	906	—	—	906
Net loss									(13,495)	(13,495)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—
Balance as of December 31, 2019	—	—	63,633,981	1	—	—	18,273	—	(26,719)	(8,445)
Restricted stock awards vested during the period	—	—	3,255,049	—	—	—	—	—	—	—
Repurchase of common stock, held in treasury	—	—	(9,896,666)	—	9,896,666	—	—	—	—	—
Issuance of common stock	—	—	9,162,976	—	—	—	30,000	—	—	30,000
Stock-based compensation	—	—	—	—	—	—	1,823	—	—	1,823
Net loss	—	—	—	—	—	—	—	—	(15,924)	(15,924)
Other comprehensive loss	—	—	—	—	—	—	—	(3)	—	(3)
Balance as of December 31, 2020	—	—	66,155,340	1	9,896,666	—	50,096	(3)	(42,643)	7,451
Restricted stock awards vested during the period	—	—	9,107,121	—	—	—	—	—	—	—
Repurchase of treasury stock	—	—	(865,900)	—	865,900	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	2,838,464	1	—	—	316	—	—	317
Repurchase and retirement of common stock held by related parties	—	—	(4,455,384)	(1)	—	—	(54,154)	—	—	(54,155)
Issuance of common stock in connection with IPO	—	—	19,840,000	2	—	—	241,153	—	—	241,155
Impact of stock split	—	—	—	6	—	—	(6)	—	—	—
Deferred offering costs	—	—	—	—	—	—	(7,088)	—	—	(7,088)
Stock-based compensation	—	—	—	—	—	—	61,765	—	—	61,765
Net loss	—	—	—	—	—	—	—	—	(106,589)	(106,589)
Other comprehensive income	—	—	—	—	—	—	—	10	—	10
Balance as of December 31, 2021	—	$—	92,619,641	$9	10,762,566	$—	$292,082	$7	$(149,232)	$142,866

The accompanying notes are an integral part of these consolidated financial statements.

FTC Solar, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
(in thousands)	2021	2020	2019
Cash flows from operating activities
Net loss	$(106,589)	$(15,924)	$(13,495)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	61,765	1,818	906
Depreciation and amortization	232	47	412
Amortization of debt issue costs	461	—	—
Reserve for obsolete and slow-moving inventory	90	—	—
(Gain) loss from unconsolidated subsidiary	354	(1,399)	709
Gain from disposal of investment in unconsolidated subsidiary	(20,829)	—	—
(Gain) loss on extinguishment of debt	(790)	116	—
Warranty provision	8,588	7,866	2,057
Warranty recoverable from manufacturer	(928)	(1,021)	(284)
Bad debt expense (credit)	(91)	24	444
Deferred income taxes	—	(3)	(3)
Lease expense and other non-cash items	458	50	89
Impact on cash from changes in operating assets and liabilities:
Accounts receivable, net	(83,723)	(9,710)	(13,838)
Inventories	(7,264)	2,819	(4,505)
Prepaid and other current assets	(10,237)	(2,847)	(3,154)
Other assets	(2,137)	(1,672)	(156)
Accounts payable	21,659	10,076	7,781
Accruals and other current liabilities	34,095	7,162	3,389
Accrued interest – related party debt	—	(78)	(289)
Deferred revenue	(21,559)	3,107	19,683
Other non-current liabilities	(6,016)	496	1
Lease payments and other, net	(393)	(298)	(1)
Net cash provided by (used in) operating activities	(132,854)	629	(254)
Cash flows from investing activities:
Purchases of property and equipment	(1,025)	(256)	(18)
Proceeds from disposal of investment in and distributions received from unconsolidated subsidiary	22,332	2,124	—
Net cash provided by (used in) investing activities	21,307	1,868	(18)
Cash flows from financing activities:
Proceeds from borrowings	—	784	1,000
Repayments of borrowings (related party borrowings in 2020)	(1,000)	(7,000)	—
Repurchase and retirement of common stock held by related parties	(54,155)	—	—
Offering costs paid	(5,948)	(1,140)	—
Proceeds from stock issuance	241,155	30,000	6,000
Proceeds from stock option exercises	317	—	—
Net cash provided by financing activities	180,369	22,644	7,000
Effect of exchange rate changes on cash and restricted cash	(10)	(3)	—
Net increase in cash and restricted cash	68,812	25,138	6,728
Cash and restricted cash at beginning of period	33,373	8,235	1,507
Cash and restricted cash at end of period	$102,185	$33,373	$8,235

Supplemental disclosures of cash flow information:
Purchases of property and equipment included in accounts payable and accruals	$478	$—	$—
Offering costs included in period end accruals	$—	$449	$—
Commencement of new operating leases	$1,540	$688	$78
Cash paid during the period for third party interest	$254	$-	$8
Cash paid during the period for related party interest	$207	$350	$700
Cash paid during the period for taxes	$76	$—	$—

Reconciliation of cash and restricted cash at period end	December 31, 2021	December 31, 2020	December 31, 2019
Cash	$102,185	$32,359	$7,221
Restricted cash	—	1,014	1,014
Total cash and restricted cash	$102,185	$33,373	$8,235

The accompanying notes are an integral part of these consolidated financial statements.

FTC Solar, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

Note 1. Description of business

FTC Solar, Inc. (the “Company”, “we”, “our”, or “us”) was founded in 2017 and is incorporated in the state of Delaware. We are a global provider of advanced solar tracker systems, supported by proprietary software and value-added engineering services. Our mission is to provide differentiated products, software, and services that maximize energy generation and cost savings for our customers, and to help facilitate the continued growth and adoption of solar power globally. Trackers significantly increase the amount of solar energy produced at a solar installation by moving solar panels throughout the day to maintain an optimal orientation relative to the sun. Our tracker systems are currently marketed under the Voyager brand name (“Voyager Tracker” or “Voyager”). Voyager is a next-generation two-panel in-portrait single-axis tracker solution that we believe offers industry-leading performance and ease of installation. We have a team of dedicated renewable energy professionals with significant project installation experience focused on delivering cost reductions to our US and worldwide clients across the solar project development and construction cycle. Our solar solutions span a range of applications, including ground mount, tracker, canopy, and rooftop. The Company is headquartered in Austin, Texas, and has international subsidiaries in Australia, India, Singapore, and South Africa.

On January 13, 2017, the Company entered into an asset purchase agreement with SunEdison Utility Holdings, Inc. (“Seller”) to purchase all assets of the Seller, in addition to assuming any liabilities, for a total transaction price of $6 million. Seller discontinued its operations and filed for bankruptcy prior to the acquisition date. The assets purchased as part of this acquisition included intangible assets in the form of developed technology (AP90 tracker), software, and inventory. In connection with the acquisition, the Company was formed by the management team behind the AP90 tracker, a first-generation tracker based on a one-panel in-portrait, linked-row design. The management team utilized their design and construction experience, and their experience with installing and operating other competitive tracking solutions, to create the next-generation Voyager Tracker, which achieved product certification in 2019.

In April 2021, we completed an initial public offering (IPO) of 19,840,000 shares of our common stock receiving proceeds of $241.2 million, net of underwriting discounts and commissions, but before offering costs, and began trading on the Nasdaq Global Market under the symbol “FTCI”. Prior to the completion of the IPO, the board of directors and stockholders approved an approximately 8.25-for-1 forward stock split (the “Forward Stock Split”) of the Company’s shares of common stock which became effective on April 28, 2021. Proceeds from the IPO were used for general corporate purposes, with $54.2 million used to purchase an aggregate of 4,455,384 shares of our common stock, including shares resulting from the settlement of certain vested restricted stock units (“RSUs”) and exercise of certain options in connection with the IPO at the IPO price, less underwriting discounts and commissions.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups (JOBS) Act. Under the JOBS Act, we elected to use the allowed extended transition period to delay adopting new or revised accounting standards until such time as those standards apply to private companies.

Note 2. Revision of previously issued financial statements

Background of the revision

In connection with the preparation of the Company's financial statements as of and for the year ended December 31, 2021, we identified an error in the classification of offering costs in the statement of cash flows for the year ended December 31, 2020. Specifically, we incorrectly classified offering costs paid as an operating cash outflow instead of a financing cash outflow. Although we have concluded that this error is immaterial to the previously issued financial statements, we are correcting these errors by revising the previously issued financial statements as of December 31, 2020 and for the year then ended.

Effect of the revision

The following table summarizes the effect of the revision on the affected financial statement line items within the previously reported financial statements as of that date, and for the periods indicated. The errors impacted line items in the indirect method of reporting of operating cash flow and financing cash flow presentation as shown below:

(in thousands)	Year ended December 31, 2020 (As Previously Reported)	Adjustments	Year ended December 31, 2020 (As Revised)
Cash flows from operating activities
Impact on cash from changes in operating assets and liabilities
Accounts payable	$8,936	$1,140	$10,076
Net cash provided by (used in) operating activities	$(511)	$1,140	$629
Cash flows from financing activities
Offering costs paid	$-	$(1,140)	$(1,140)
Net cash provided by financing activities	$23,784	$(1,140)	$22,644
Supplemental disclosure of cash flow information
Offering costs included in period end accruals	$-	$449	$449

Note 3. Summary of significant accounting policies

Basis of presentation and principles of consolidation

These consolidated financial statements include the results of the Company and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Intercompany balances and transactions have been eliminated in consolidation.

On April 28, 2021, we effected an approximately 8.25-for-1 forward split of our issued and outstanding shares of common stock, par value $0.0001 per share. As a result of the forward stock split, one (1) share of common stock issued and outstanding was automatically increased to approximately 8.25 shares of issued and outstanding common stock, without any change in the par value per share. All information related to common stock, stock options, restricted stock awards and earnings per share have been retroactively adjusted to give effect to the forward stock split for all periods presented, unless otherwise indicated.

We currently operate in one business segment, the manufacturing and servicing of Voyager Tracker.

Liquidity

We have incurred cumulative losses since inception and have a history of cash outflows from operations. At December 31, 2021, we had $102.2 million of cash on hand and $100 million of unused borrowing capacity under our existing revolving credit facility described in Note 9 below. The revolving credit facility includes a financial condition covenant stating we are required to maintain a minimum liquidity limit of $125 million for each quarter. After considering this financial condition covenant, we have $77.2 million of available liquidity as of December 31, 2021. We have no material long-term obligations requiring the use of cash and have positive working capital as of December 31, 2021 .

Our costs are affected by certain component costs including steel, motors and micro-chips, as well as transportations costs. Current market conditions that constrain supply of materials and disrupt the flow of materials from international vendors impact the cost of our products and services. These cost increases impact our operating margins. We are taking steps to expand and diversify our manufacturing partnerships and we are implementing alternative modes of transportation to mitigate the impact of the current headwinds in the global supply chain and logistics markets.

Management believes that our existing capital, which includes our cash on hand, as well as our unused borrowing capacity under our revolving credit facility is sufficient for us to fund our operations for at least one year from the date of issuance of these consolidated financial statements. While management believes that the Company’s existing sources of liquidity are adequate to fund operations through at least twelve months from the date the financials are issued, we may need to issue additional debt or obtain new equity financing to fund operations in the future beyond the next twelve months should our use of cash to fund operations continue at levels experienced during 2021.

Use of estimates

Preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported revenue and expenses during the period. Estimates are used for calculating the measure of progress of Voyager tracker projects and deriving the standalone selling prices of the individual performance obligations when determining amounts to recognize for revenue, estimating allowances for doubtful accounts and slow-moving and obsolete inventory, determining useful lives of noncurrent assets and the estimated fair value of those assets for impairment assessments, and estimating the fair value of investments, stock compensation awards, warranty liabilities and federal and state taxes and contingencies. We base our estimates on historical experience and anticipated results, trends, and various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. Actual results could differ from those estimates.

Cash and cash equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. We regularly maintain cash balances that exceed federally insured amounts, but we have experienced no losses associated with these amounts to date.

Restricted cash

Cash balances that are legally, contractually or otherwise restricted as to withdrawal or usage are considered restricted cash. At December 31, 2020, our restricted cash represented cash collateral posted with providers of letters of credit.

Accounts receivable, net

Trade receivables are recorded at invoiced amounts, net of allowances for doubtful accounts if applicable, and do not bear interest. We generally do not require collateral from our customers; however, in certain circumstances, we may require letters of credit, other collateral, additional guarantees or advance payments. The allowance for doubtful accounts is based on our assessment of the collectability of our customer accounts. We regularly review our accounts receivable that remain outstanding past their applicable payment terms and establish allowances or make potential write-offs by considering certain factors such as historical experience, industry data, credit quality, age of balances and current economic conditions that may affect a customers’ ability to pay.

Receivables arising from revenue recognized in excess of billings represents our unconditional right to consideration before customers are invoiced due to the level of progress obtained as of period end on our contracts to install Voyager tracker systems and related equipment. Further information may be found below in our revenue recognition policy.

Inventories, net

Inventories are stated at the lower of cost or net realizable value, with costs computed on a first-in, first-out basis. The Company periodically reviews its inventories for excess and obsolete items and adjusts carrying costs to estimated net realizable values when they are determined to be less than cost.

Leases

We adopted Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), as amended ("ASC 842"), effective January 1, 2019. Under ASC 842, we make a determination whether a contract is a lease or contains a lease at the inception of the contract and will reassess that conclusion if the contract is modified. All leases are assessed for classification as an operating lease or a finance lease. Operating lease right-of-use (“ROU”) assets are reflected on the Company's Consolidated Balance Sheets. Operating lease liabilities are separated into a current portion, which is included in other current liabilities, and a noncurrent portion which is reflected separately on the Company's Consolidated Balance Sheets. The Company does not have any finance lease ROU assets or liabilities.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. The Company does not obtain and control its right to use the identified asset until the lease commencement date.

Our lease liabilities are recognized at the applicable lease commencement date based on the present value of the lease payments required to be paid over the lease term. Because the rate implicit in the lease is not readily determinable, we generally use our incremental borrowing rate to discount the lease payments to present value. The estimated incremental borrowing rate is derived from information available at the lease commencement date. We factor in publicly available data for instruments with similar characteristics when calculating our incremental borrowing rates.

The Company's ROU assets are also recognized at the applicable lease commencement date. The ROU asset equals the carrying amount of the related lease liability, adjusted for any lease payments made prior to lease commencement and lease incentives provided by the lessor. Variable lease payments are expensed as incurred and do not factor into the measurement of the applicable ROU asset or lease liability.

The term of our leases equals the non-cancellable period of the lease, including any rent-free periods provided by the lessor, and also include options to renew or extend the lease (including by not terminating the lease) that we are reasonably certain to exercise. We establish the term of each lease at lease commencement and reassess that term in subsequent periods when one of the triggering events outlined in ASC 842 occurs. Our operating lease cost for the lease payments is recognized on a straight-line basis over the lease term.

Our lease contracts often include lease and non-lease components. For facility leases, we elected the practical expedient offered by the standard to not separate lease from non-lease components and, therefore, account for them as a single lease component. For our other contracts that include leases, the Company accounts for the lease and non-lease components separately.

We have elected, for all classes of underlying assets, not to recognize ROU assets and lease liabilities for leases with a term of twelve months or less. Lease cost for short-term leases is recognized on a straight-line basis over the lease term.

Property and equipment, net

Cost

Property and equipment are stated at cost, net of accumulated depreciation. When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is recorded in the Consolidated Statements of Operations and Comprehensive Loss. Maintenance and repair costs that do not extend the useful life or improve an asset, are expensed as incurred.

Third-party and internal personnel costs during the application development stage of software developed or obtained for internal use are capitalized. Costs incurred during the preliminary planning stage and post-implementation of new software systems projects, including data conversion and training costs, are expensed as incurred.

Depreciation

We depreciate our property and equipment using the straight-line method over their estimated useful lives, which generally are as follows:

Category	Depreciation period (in years)
Leasehold improvements	3
Field equipment	5
Information technology equipment	3
Tooling	3
Capitalized software	3

Impairment

We review our long-lived assets that are held for use for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable or that its useful life may be shorter than previously expected. If such impairment indicators are present or other factors exist that indicate the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flow analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the fair value of the asset, which in most cases is estimated based upon Level 3 unobservable inputs. If the asset is determined to have a remaining useful life shorter than previously expected, an adjustment for the shorter remaining life will be made for purposes of recognizing future depreciation expense. Assets are classified as held for sale when the Company has a plan, approved by the appropriate levels of management, for disposal of such assets and those assets are stated at the lower of carrying value or estimated fair value less estimated costs to sell.

Intangible assets, net

Intangible assets consist of developed technology in the form of software tools, licenses, and intellectual property, which are amortized over the period of their estimated useful lives, generally 3 years, using the straight-line method. At December 31, 2021, and 2020, our intangible assets were fully amortized. We evaluate intangible assets for impairment using the method described above under "Impairment".

Equity method investments

We use the equity method of accounting for investment in which we have the ability to exercise significant influence, but not control, over operating and financial policies of the investee. Our proportionate share of the net income or loss of these investees is included in our Consolidated Statements of Operations and Comprehensive Loss. Judgment regarding the level of influence over each equity method investment includes considering key factors such as our ownership interest, legal form of the investee, representation on the board of directors, participation in policy-making decisions and material intra-entity transactions.

We evaluate equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. Factors considered by the Company when reviewing an equity method investment for impairment include the length of time and the extent to which the fair value of the equity method investment has been less than its cost, the investee’s financial condition and near-term prospects and the intent and ability to hold the investment for a period of time sufficient to allow for anticipated recovery. An impairment that is other-than temporary is recognized in the period identified.

We account for distributions received from equity method investees under the “nature of the distribution” approach. Under this approach, distributions received from equity method investees are classified on the basis of the nature of the activity or activities of the investee that generated the distribution as either a return on investment (classified as cash inflows from operating activities) or a return of investment (classified as cash inflows from investing activities).

Deferred costs

Debt issue costs

Legal, consulting, banking, accounting and other fees that are incremental and directly related to establishment of our revolving line of credit agreement have been capitalized and included as a component of other assets. These costs are being amortized to interest expense over the term of the revolving line of credit agreement on a straight-line basis. Debt discount and issue costs paid to lenders and third parties relating to outstanding debt, if any, are deferred and included as a reduction in the carrying amount of the debt. These deferred costs will be amortized as additional interest expense over the life of the debt using the interest method or on a straight-line basis, if not materially different.

Offering costs

Legal, consulting, banking, accounting and other fees that are incremental and directly related to anticipated equity offerings are capitalized as incurred and offset against proceeds received upon consummation of the offering as a component of additional paid-in capital. In the event an anticipated offering is terminated, such costs will be expensed.

Warranty

Typically, the sale of Voyager Tracker projects includes parts warranties to customers as part of the overall price of the product. We provide standard assurance type warranties for our products for periods generally ranging from five to ten years. We record a provision for estimated warranty expenses in cost of sales, net of amounts recoverable from manufacturers under their warranty obligations to us. We do not maintain general or unspecified reserves; all warranty reserves are related to specific projects. All actual or estimated material costs incurred for warranty services in subsequent periods are charged to those established reserves.

While we periodically monitor our warranty activities and claims, if actual costs incurred were to be different from our estimates, we would recognize adjustments to our warranty reserves in the period in which those differences arise or are identified.

Stock-based compensation

We recognize compensation expense for all share-based payment awards made, including stock options and restricted stock, based on the estimated fair value of the award on the grant date, in the accompanying consolidated statement of operations and comprehensive loss. We calculate the fair value of stock options using the Black-Scholes Option-Pricing model, while the fair value of restricted stock grants is based on the estimated fair value of the Company's common stock on the date of grant. Since completion of our IPO, we consider the closing price of our stock, as reported on the Nasdaq Global Market, to be the fair value of our stock on the grant date.

The Black-Scholes model relies on various assumptions, in addition to the exercise price of the option and the value of our common stock on the date of grant. These assumptions include:

Expected Term: The expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is calculated as the average of the option vesting and contractual terms, based on the simplified method. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the options.

Expected Volatility: Since the Company did not have a trading history of its common stock prior to our IPO and since such trading history subsequent to our IPO is limited, the expected volatility is derived from the average historical stock volatilities of several public companies within the Company’s industry that it considers to be comparable to its business over a period equivalent to the expected term of the stock option grants.

Risk-Free-Interest-Rate: The Company bases the risk-free interest rate on the implied yield available on US Treasury zero-coupon issues with a remaining term equivalent to the expected term.

Expected Dividend: The Company has not issued any dividends in its history and does not expect to issue dividends over the life of the options and, therefore, has estimated the dividend yield to be zero.

Forfeitures are accounted for as they occur. For service-based awards, stock-based compensation is recognized using the straight-line attribution approach over the requisite service period. For performance-based awards, stock-based compensation is recognized based on graded vesting over the requisite service period when the performance condition is probable of being achieved.

Income taxes

Pursuant to ASC 740, Accounting for Income Taxes, we use the asset and liability method for accounting for income taxes. Under this method, we recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the respective carrying amounts and tax basis of our assets and liabilities. Deferred tax balances are adjusted to reflect tax rates based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period of the enactment date.

We establish valuation allowances when necessary to reduce deferred tax assets to the amounts expected to be realized. On a quarterly basis, we evaluate the need for, and the adequacy of, valuation allowances based on the expected realization of our deferred tax assets. The factors used to assess the likelihood of realization include our latest forecast of future taxable income, available tax planning strategies that could be implemented, reversal of taxable temporary differences and carryback potential to realize the net deferred tax assets.

We account for uncertain tax positions in accordance with authoritative guidance which prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Our evaluations of tax positions consider various factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, information obtained during in-process audit activities and changes in facts or circumstances related to a tax position. We accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Functional currency

The reporting currency of the Company is the U.S. dollar. We determine the functional currency of each subsidiary in accordance with ASC 830, Foreign Currency Matters, based on the currency of the primary economic environment in which each subsidiary operates. We translate the assets and liabilities of our non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenues and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized as a cumulative translation adjustment in "Accumulated other comprehensive loss" in stockholders’ equity (deficit) in the Consolidated Balance Sheets.

The Company remeasures monetary assets and liabilities that are not denominated in the functional currency at exchange rates in effect at the end of each period.

Revenue recognition

Product revenue includes revenue from the sale of Voyager Tracker and customized components of Voyager Tracker, individual part sales for certain specific transactions, and sale of term-based software licenses. Term-based software licenses are deployed on the customers’ own servers and have significant standalone functionality.

Service revenue includes revenue from shipping and handling services, subscription fees from licensing subscription services, and maintenance and support services in connection with the term-based software licenses. Our subscription-based enterprise licensing model typically has contract terms ranging from one to two years and consists of subscription fees from the licensing of subscription services. Our hosted on-demand service arrangements do not provide customers with the right to take possession of the software supporting the hosted services. Support services include ongoing security updates, upgrades, bug fixes, and maintenance.

We recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which we expect to be entitled to in exchange for those goods or services by following a five-step process, (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when or as the Company satisfies a performance obligation, as further described below.

Identify the contract with a customer: A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the products and services to be transferred and identifies the payment terms related to these products and services, (ii) the contract has commercial substance and, (iii) the Company determines that collection of substantially all consideration for products and services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. In assessing the recognition of revenue, we also evaluate whether two or more contracts should be combined and accounted for as one contract and if the combined or single contract should be accounted for as multiple performance obligations which could change the amount of revenue and profit (loss) recorded in a period. Change orders may include changes in specifications or design, manner of performance, equipment, materials, scope of work, and/or the period of completion of the project. We analyze change orders to determine if they should be accounted for as a modification to an existing contract or a new stand-alone contract.

Contracts we enter into with our customers for sale of Voyager Trackers are generally under two different types of arrangements: (1) purchase agreements and equipment supply contracts (“Purchase Agreements”) and (2) sale of individual parts of the Voyager Tracker.

Change orders from our customers are generally modifications to existing contracts and are included in the total estimated contract revenue when it is probable that the change order will result in additional value that can be reliably estimated and realized.

Identify the performance obligations in the contract: We enter into contracts that can include various combinations of products and services, which are either capable of being distinct and accounted for as separate performance obligations or as one performance obligation since the majority of tasks and services are part of a single project or capability. However, determining whether products or services are considered distinct performance obligations that should be accounted for separately versus together may sometimes require significant judgment.

Our Purchase Agreements typically include two performance obligations- 1) Voyager Tracker or customized components of Voyager Tracker, and 2) shipping and handling services. The deliverables included as part of the Voyager Tracker are predominantly accounted for as one performance obligation, as these deliverables are part of a combined promise to deliver a project.

The revenue for shipping and handling services will be recognized over time based on progress in meeting shipping terms of the arrangements, as this faithfully depicts the Company’s performance in transferring control.

Sale of individual parts of Voyager Tracker for certain specific transactions includes multiple performance obligations consisting of individual parts of the Voyager Tracker. Revenue is recognized for parts sales at a point in time when the obligations under the terms of the contract with our customer are satisfied. Generally, this occurs with the transfer of control of the asset, which is in line with shipping terms.

Determine the transaction price: The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring services to the customer. Such amounts are typically stated in the customer contract, and to the extent that we identify variable consideration, we will estimate the variable consideration at the onset of the arrangement as long as it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The majority of our contracts do not contain variable consideration provisions as a continuation of the original contract. None of our contracts contain a significant financing component. Taxes collected from customers and remitted to governmental authorities are not included in revenue.

Allocate the transaction price to performance obligations in the contract: Once we have determined the transaction price, we allocate the total transaction price to each performance obligation in a manner depicting the amount of consideration to which we expect to be entitled in exchange for transferring the good(s) or service(s) to the customer. We allocate the transaction price to each performance obligation identified in the contract on a relative standalone selling price basis.

We use the expected cost-plus margin approach based on hardware, labor, and related overhead cost to estimate the standalone selling price of the Voyager Tracker, customized components of Voyager Tracker, and individual parts of Voyager Tracker for certain specific transactions. We use the adjusted market assessment approach for all other performance obligations except shipping, handling, and logistics. For shipping, handling, and logistics performance obligations, we use a residual approach to calculate the standalone selling price, because of the nature of the highly variable and broad range of prices we charge to various customers for this performance obligation in the contracts.

Recognize revenue when or as the Company satisfies a performance obligation: For each performance obligation identified, we determine at contract inception whether we satisfy the performance obligation over time or at a point in time. Voyager Tracker and customized components of Voyager Tracker performance obligations in the contract are satisfied over-time as work progresses for its custom assembled Voyager Tracker, utilizing an input measure of progress determined by cost-to-cost measures on these projects as this faithfully depicts our performance in transferring control. Additionally, our performance does not create an asset with an alternative use, due to the highly customized nature of the product, and we have an enforceable right to payment for performance completed to date. Our performance obligations for individual part sales for certain specific transactions are recognized point-in-time as and when control transfers based on the Incoterms for the contract. Our performance obligations for term-based software licenses are recognized point-in-time as and when control transfers, either upon delivery to the customer or the software license start date, whichever is later. Our performance obligation for shipping and handling services is satisfied over-time as the services are delivered over the term of the contract. We recognize subscription services sales/other services on a straight-line basis over the contract period. With regard to support revenue, a time-elapsed method is used to measure progress because we transfer control evenly over the contractual period. Accordingly, the fixed consideration related to support revenue is generally recognized on a straight-line basis over the contract term.

Contract assets and liabilities: The timing of revenue recognition, billing, and cash collection results in the recognition of accounts receivable, unbilled receivables for revenue recognized in excess of billing, and deferred revenue in the Consolidated Balance Sheets. We may receive advances or deposits from our customers before revenue is recognized, resulting in contract liabilities, which are reflected as “deferred revenue” on our Consolidated Balance Sheets.

Cost of revenue consists primarily of costs related to raw materials, freight and delivery, product warranty, and personnel costs (salaries, bonuses, benefits, and stock-based compensation). Personnel costs in cost of revenue include both direct labor costs as well as costs attributable to any individuals whose activities relate to the procurement, installment, and delivery of the finished product and services. Deferred cost of revenue results from the timing differences between the costs incurred in advance of the satisfaction of all revenue recognition criteria consistent with our revenue recognition policy.

Research and development

Research and development costs are expensed as incurred and consist primarily of personnel costs, including salaries, bonuses, benefits, and stock-based compensation, along with other costs related to development of new products and services, as well as enhancing system performance, improving product reliability, reducing product cost, and simplifying installation. Research and development costs also include depreciation and allocated overhead.

Advertising costs

Advertising costs are expensed as incurred and are included in selling and marketing expenses in the accompanying consolidated statements of operations and comprehensive loss.

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and accounts receivable.

We regularly maintain cash balances with various financial institutions that exceed federally insured amounts, but we have experienced no losses associated with these amounts to date.

The Company extends credit to customers in the normal course of business, often without requiring collateral. The Company performs credit analyses and monitors the financial health of its customers to reduce credit risk.

The Company’s accounts receivables are derived from revenue earned from customers primarily located in the U.S. and in the Asia Pacific region. No country other than the U.S. accounts for 10% or more of our revenue. Most of our customers are project developers, solar asset owners and engineering, procurement and construction (“EPC”)

contractors that design and build solar energy projects. Often times, as discussed further in "Note 4. Accounts receivable, net", a small number of customers account for a significant portion of our outstanding receivables period end and our total revenue for the year.

Fair value of financial instruments

Our financial instruments consist of cash, cash equivalents, restricted cash, accounts receivable, accounts payable, and debt obligations. Cash, cash equivalents, accounts receivable and accounts payable are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date. The carrying values of debt obligations bearing variable rates of interest are also considered to approximate fair value due to applicable interest rates resetting to market rates periodically. The fair value of our fixed-rate debt obligations will be impacted by changes in market rates for similar debt subsequent to our initial borrowings.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. A hierarchy for inputs used in measuring fair value has been defined to minimize the use of unobservable inputs by requiring the use of observable market data when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on active market data. Unobservable inputs we select reflect our assumptions about what market participants would use in pricing the asset or liability based on the best information currently available.

The fair value hierarchy prioritizes the inputs into three broad levels:

•
Level 1: Quoted (unadjusted) prices in active markets for identical assets or liabilities.
•
Level 2: Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.
•
Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

We account for long-term debt on an amortized cost basis.

Reclassifications

Certain prior year amounts in our balance sheet and income statement, along with supporting notes, have been reclassified to conform to the current year presentation, which provides additional captions compared to the prior year. In addition, we have separately disclosed cash payments for offering costs in 2020 in our cash flow statement.

Recent accounting pronouncements

Recently adopted accounting standards

In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. We adopted ASU 2019-12 in the first quarter of 2021, and the adoption had no material impact to our consolidated financial statements.

New accounting pronouncements not yet adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets and requires the use of an expected loss model in place of the currently used incurred loss method. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The update to the standard is effective for the Company for its fiscal year beginning after December 15, 2022, to the extent the Company remains an emerging growth company, and early adoption is permitted. The Company does not expect the adoption of ASU 2016-13 to have a material impact on its consolidated financial statements.

Note 4. Accounts receivable, net

Accounts receivable consisted of the following:

(in thousands)	December 31, 2021	December 31, 2020
Trade receivables	$38,597	$23,691
Revenue recognized in excess of billings	72,676	1,224
Other receivables	147	47
Total	111,420	24,962
Allowance for doubtful accounts	(3,872)	(1,228)
Accounts receivable, net	$107,548	$23,734

Included in total receivables above are amounts billed under retainage provisions totaling $11.6 million and $4.5 million as of December 31, 2021, and 2020, respectively, which are due within the upcoming year.

Activity in the allowance for doubtful accounts for each period was as follows:

	Year ended December 31,
(in thousands)	2021	2020	2019
Balance at beginning of period	$1,228	$441	$—
Additions charged to earnings	4,045	787	441
Write-offs of uncollectible accounts	(1,401)	—	—
Balance at end of period	$3,872	$1,228	$441

At December 31, 2021, four customers accounted for 29%, 23%, 19% and 18%, respectively, of total accounts receivable. At December 31, 2020, three customers accounted for 32%, 25% and 14%, respectively, of total accounts receivable.

During the year ended December 31, 2021, three customers accounted for 37%, 20% and 15%, respectively of total revenue. During the year ended December 31, 2020, four customers accounted for 21%, 19%, 10% and 10%, respectively, of total revenue. During the year ended December 31, 2019, three customers accounted for 59%, 21% and 13%, respectively, of total revenue.

Note 5. Inventories, net

Inventories consisted of the following:

(in thousands)	December 31, 2021	December 31, 2020
Finished goods	$8,950	$1,686
Allowance for slow-moving and obsolete inventory	(90)	-
Total	$8,860	$1,686

Activity in the allowance for slow-moving and obsolete inventory for each period was as follows:

	Year ended December 31,
(in thousands)	2021	2020	2019
Balance at beginning of period	$—	$—	$—
Additions charged to earnings	90	—	—
Write-offs of obsolete inventory	—	—	—
Balance at end of period	$90	$—	$—

Note 6. Prepaid and other current assets

Prepaid and other current assets consisted of the following:

(in thousands)	December 31, 2021	December 31, 2020
Vendor deposits	$13,098	$4,205
Prepaid expenses	2,301	821
Prepaid taxes	269	222
Deferred cost of revenue	—	992
Surety collateral	460	113
Other current assets	1,058	571
Total	$17,186	$6,924

Note 7. Leases

We lease office and warehouse space in various locations, including our corporate headquarters in Austin, Texas. Additionally, we lease space for an applications laboratory and have a membership in a collaborative research facility in Colorado. All of our manufacturing is outsourced to contract manufacturing partners, and we currently do not own or lease any manufacturing facilities.

We utilized a weighted average discount rate of 5.0% in establishing our operating lease right-of-use assets and liabilities at lease inception. At December 31, 2021, our weighted average remaining lease term for our operating leases was 3.9 years.

Our lease expense consisted of the following:

	Year ended December 31,
(in thousands)	2021	2020	2019
Operating lease cost	$458	$288	$286
Variable lease cost	—	—	—
Short-term lease cost	100	31	4
Total lease cost	$558	$319	$290

Reported in:
Cost of revenue	$239	$38	$—
Research and development	39	—	—
Selling and marketing	1	3	—
General and administrative	279	278	290
Total lease cost	$558	$319	$290

Future remaining operating lease payment obligations were as follows:

(in thousands)	December 31, 2021
2022	$567
2023	520
2024	511
2025	446
2026	54
Thereafter	—
Total lease payments	2,098
Less: imputed interest	(306)
Present value of operating lease liabilities	$1,792

Current portion of operating lease liability	$452
Operating lease liability, net of current portion	1,340
Present value of operating lease liabilities	$1,792

Note 8. Property and equipment, net

Property and equipment consisted of the following:

(in thousands)	December 31, 2021	December 31, 2020
Leasehold improvements	$22	$11
Field equipment	833	66
Information technology equipment	182	-
Tooling	543	-
Capitalized software	250	250
Total	1,830	327
Accumulated depreciation	(248)	(16)
Property and equipment, net	$1,582	$311

We recognized depreciation expense associated with our property and equipment each period as follows:

	Year ended December 31,
(in thousands)	2021	2020	2019
Tangible asset depreciation	$170	$14	$12
Capitalized software depreciation	62	—	—
Total depreciation expense	$232	$14	$12

Note 9. Debt

Debt consisted of the following:

(in thousands)	December 31, 2021	December 31, 2020
Revolving line of credit	$—	$1,000
Paycheck Protection Program loan	—	784
Total debt	—	1,784
Less: short-term debt	—	(1,000)
Long-term debt	$—	$784

On April 30, 2021, we entered into a senior secured revolving credit facility with various lenders, including Barclays Bank PLC, as an issuing lender, the swingline lender and as administrative agent (the “Credit Agreement”). The Credit Agreement has an initial three-year term and will be used for working capital and for other general corporate purposes. The Credit Agreement includes the following terms: (i) aggregate commitments of up to $100 million, with letter of credit and swingline sub-limits; (ii) a base rate of LIBOR, plus 3.25% per annum, (iii) initial commitment fees of 0.50% per annum; (iv) initial letter of credit fees of 3.25% per annum; and (v) other customary terms for a corporate revolving credit facility. We have not made any draws on the revolving credit facility as of December 31, 2021. Should LIBOR rates become unavailable during the term of the Credit Agreement, the rate per annum on loans will be based on the secured overnight financing rate (SOFR) published by the Federal Reserve Bank of New York, or a successor SOFR administrator.

The facility is secured by a first priority lien on substantially all of our assets, subject to certain exclusions, and customary guarantees. The Credit Agreement includes the following financial condition covenants that we are required to satisfy: (i) maintain a minimum liquidity limit of $125 million for each quarter; (ii) maintain a 3.75 times leverage ratio; and (iii) maintain a 1.5 times interest coverage ratio. The leverage and interest coverage ratios will be triggered when we achieve $50 million in adjusted EBITDA over a trailing twelve months, or upon our election if we have achieved positive adjusted EBITDA over a trailing twelve months. Once the leverage and interest coverage ratios are triggered the minimum liquidity limit will not have a minimum limit. Minimum liquidity includes unrestricted cash plus the undrawn balance of the revolving credit facility. The minimum liquidity covenant was the only financial condition covenant we had to satisfy as of the period ended December 31, 2021. As of December 31, 2021, we were in full compliance with our financial condition covenant.

We incurred $2.1 million of debt issuance costs relating to establishment of the Credit Agreement, which are included in "Other assets" in our Consolidated Balance Sheet. At December 31, 2021, the remaining unamortized balance was $1.6 million.

On April 30, 2020, we received a Paycheck Protection Program (“PPP”) loan pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES” Act) in the amount of $0.8 million. The PPP loan had a two-year term and a fixed interest rate of 1%. Under the terms of the CARES act, the PPP loan was eligible for forgiveness, in part or whole, if the proceeds were used to retain and pay employees and for other qualifying expenditures. On January 20, 2021, the Company received notification from the Small Business Administration that they approved the forgiveness of the full $0.8 million PPP loan. The Company recorded the forgiveness of the PPP loan as a gain on extinguishment of debt in the Consolidated Statements of Operations and Comprehensive Loss during the year ended December 31, 2021.

On June 17, 2019, the Company entered into a revolving line of credit agreement with Western Alliance Bank for a total principal amount of $1.0 million, which was to mature two years from the date of borrowing. The line of credit had a variable rate of interest, based on the prime rate as published in the Wall Street Journal, and required monthly interest payments. The prime rate at the time of borrowing was at 5.50% per annum. The outstanding balance of $1.0 million was paid in full, and the revolving credit line was closed in 2021.

Note 10. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	December 31, 2021	December 31, 2020
Accrued cost of revenue	$43,185	$7,812
Accrued compensation	981	2,869
Other accrued expenses	3,694	2,874
Total accrued expenses	$47,860	$13,555

Warranty reserves	$4,032	$3,985
Current portion of operating lease liability	452	230
Non-federal tax obligations	172	635
Other	-	11
Total other current liabilities	$4,656	$4,861

We provide standard warranties on our hardware products to customers. The liability amount is based on actual historical warranty spending activity by type of product, customer and geographic region, modified by any known differences such as the impact of reliability improvements.

Activity by period in the Company's warranty accruals was as follows:

	Year ended December 31,
(in thousands)	2021	2020	2019
Balance at beginning of period	$6,811	$2,057	$—
Warranties issued during the period	8,588	7,866	2,057
Settlements made during the period	(5,270)	(3,111)	—
Changes in liability for pre-existing warranties	(783)	(1)	—
Balance at end of period	$9,346	$6,811	$2,057

Accrued warranty balance reported in:
Other current liabilities	$4,032	$3,985	$1,368
Other non-current liabilities	5,314	2,826	689
Balance at end of period	$9,346	$6,811	$2,057

Note 11. Income taxes

The components of income before income taxes were as follows:

	Year ended December 31,
(in thousands)	2021	2020	2019
United States	$(106,467)	$(16,269)	$(13,534)
Foreign	47	262	—
Total loss before income taxes	$(106,420)	$(16,007)	$(13,534)

The provisions (benefits) for income taxes and the reasons for the differences between the provisions (benefits) for income taxes and income tax provisions (benefits) using the U.S. federal income tax rate were as follows:

	Year ended December 31,
(in thousands)	2021	2020	2019
Current -
Federal	$—	$(159)	$—
State	196	1	(36)
Foreign	(27)	78	—
	169	(80)	(36)
Deferred -
Federal	—	(3)	(3)
State	—	—	—
	—	(3)	(3)
Provision (benefit) for income taxes	$169	$(83)	$(39)

Federal income tax provision (benefit) at statutory rate	$(22,348)	$(3,362)	$(2,842)
State taxes, net of federal	(1,744)	(215)	(551)
Research and experimentation tax credit	(342)	(179)	(118)
Change in valuation allowance	28,361	3,523	3,184
Stock compensation	(6,863)	406	225
Dividends received deduction	—	(308)	—
Section 162m limitation on executive compensation	2,467	—	—
Permanent differences and other	638	52	63
Provision (benefit) for income taxes	$169	$(83)	$(39)

The components of deferred tax assets and liabilities were as follows:

(in thousands)	December 31, 2021	December 31, 2020
Deferred tax assets:
Fixed assets and intangibles	$17	$135
Leases	378	106
Accrued expenses	2,741	2,066
Net operating loss carryforward	31,868	6,679
Stock options	5,508	—
Investment difference	—	148
R&D credit carryforward	616	325
Other	402	—
Subtotal	41,530	9,459
Less: valuation allowance	(40,760)	(9,297)
Total deferred tax assets	770	162

Deferred tax liabilities:
Leases	(370)	(101)
Prepaid expenses	(400)	(61)
Total deferred tax liability	(770)	(162)
Net deferred tax asset (liability)	$—	$—

The net change in the total valuation allowance for the year ended December 31, 2021, was an increase of $31.5 million, comprised of $28.4 million recorded through continuing operations and $3.1 million recorded to paid in capital due to IPO costs. The net change in the total valuation allowance for the year ended December 31, 2020, was an increase of $3.5 million recorded through continuing operations. In assessing the realizability of deferred tax assets, we considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We considered the scheduled reversal of deferred tax liabilities, carryback potential, projected future taxable income and tax planning strategies in making this assessment. After consideration of these factors and based upon the level of historical taxable income, we believe it is more likely than not that the Company will not realize the benefits of these deductible differences at December 31, 2021.

We have federal net operating loss carryforwards of approximately $141.7 million at December 31, 2021. These loss carryforwards have an indefinite carryforward period. We also have state net operating loss carryforwards of approximately $67.5 million which begin to expire in 2034.

We have federal R&D credit carryforwards of approximately $0.8 million at December 31, 2021, which begin to expire in 2038.

We are subject to U.S. federal income tax, as well as income tax in multiple state and foreign jurisdictions. The tax returns for years 2018 and beyond remain open for examination. As of December 31, 2021, the Company is not currently under audit by any taxing authority.

We account for uncertainty in taxes in accordance with authoritative guidance. Changes in our accruals for unrecognized tax benefits were as follows:

	Year ended December 31,
(in thousands)	2021	2020
Balance at beginning of period	$81	$45
Increase for tax positions related to the current year	636	36
Decrease for tax positions related to prior years	—	—
Balance at end of period	$717	$81

The unrecognized tax benefits in the table above includes $0.2 million, and $0.1 million as of December 31, 2021, and December 31, 2020, respectively, that, if recognized, would affect our effective tax rate. We do not expect or anticipate a significant increase or decrease over the next twelve months in the unrecognized tax benefits reported above. As of December 31, 2021, and 2020, we have not accrued any interest or penalties related to unrecognized tax benefits.

Note 12. Commitments and contingencies

The Company may be involved in various claims, lawsuits, investigations, and other proceedings, arising in the normal course of business. The Company accrues a liability when management believes information available prior to the issuance of financial statements indicates it is probable a loss has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. The Company adjusts its accruals to reflect the impact of negotiation, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Legal costs are expensed as incurred.

On April 21, 2021, FCX Solar, LLC (“FCX”), filed a lawsuit against us in the United States District Court for the Southern District of New York. The complaint alleged breach of contract, fraud and unjust enrichment claims related to a patent license agreement and consulting relationship between FCX and us. FCX sought damages of approximately $134 million in the lawsuit. On July 2, 2021, we filed a motion to dismiss the fraud and unjust enrichment claims. On July 16, 2021, FCX filed an amended complaint asserting the same claims as the original complaint. On July 22, 2021, we advised the court that FTC would stand on its motion to dismiss, and at the request of the court, we filed a revised motion citing the amended complaint. FCX filed its response on August 19, 2021, and we filed a reply on September 7, 2021. Oral argument on our motion to dismiss was held on February 3, 2022, and the Court granted our motion on February 7, 2022, dismissing FCX's fraud and unjust enrichment claims and leaving only a claim for breach of a license agreement. On May 29, 2021, FCX filed a separate lawsuit against us in the United States District Court for the Western District of Texas, alleging a claim for patent infringement related to U.S. Patent No. 10,903,782. FCX seeks an unspecified amount of damages, including past and future royalties, and injunctive relief. Our answer to that complaint was filed on June 22, 2021, along with our motion to transfer the patent suit to the Southern District of New York to be consolidated with the New York litigation. FCX filed an amended complaint asserting claims for direct patent infringement, indirect infringement by active inducement, and contributory infringement on July 27, 2021, and we filed our answer to that complaint on August 10, 2021. On October 25, 2021, our motion to transfer the case to the Southern District of New York was granted, and the patent case was consolidated with FCX's contract case on November 19, 2021. Discovery in this consolidated matter is ongoing. We believe the claims asserted in both lawsuits are without merit, and we plan to vigorously defend against them. We and our management considered (a) the facts described above, (b) the preliminary stages of the proceedings and (c) the advice of outside legal counsel on the claims and determined that it is not probable that FCX will prevail on the merits. At this time, we believe that the likelihood of any material loss related to these matters is remote given the strength of our defenses.

The Company has not recorded any material loss contingency in the Consolidated Balance Sheets as of December 31, 2021, and December 31, 2020.

Note 13. Stockholders' equity

Preferred stock

The Certificate of Incorporation, as amended as of April 28, 2021, and amended as of June 7, 2021, (the "Certificate of Incorporation"), authorizes the Company to issue up to 10 million shares of Preferred Stock with a par value of $0.0001 with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, there were no shares of preferred stock issued or outstanding.

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

In March 2020, the Company sold 9,162,976 shares of common stock at $3.27 per share for an aggregate purchase price of $30.0 million. The proceeds were available for working capital and other corporate purposes.

On April 30, 2021, the Company closed on its IPO in which we issued and sold 19,840,000 shares of our common stock at a public offering price of $13.00 per share. We received aggregate proceeds of $241.2 million from the IPO, net of approximately $16.8 million in underwriting discount and commissions and before offering costs.

The Company used $54.2 million of net proceeds from the IPO to purchase and retire an aggregate of 4,455,384 shares of our common stock, of which 2,191,557 was a repurchase of common shares and 2,263,827 shares were from the settlement of certain vested RSUs and common shares exercised from options in connection with the IPO.

The Company is using the remaining proceeds from the IPO for general corporate purposes, including working capital and operating expenses. We may also use a portion of such proceeds to acquire or invest in businesses, products, services or technologies and may use a portion of such proceeds to provide funding to third parties for future development capital in connection with projects using our tracker systems.

Treasury stock

On July 21, 2020, the Company’s board of directors approved a share repurchase of 9,896,666 shares of common stock for an aggregate price of $0 from founders of the Company. The repurchase of these shares was recorded as treasury stock on the Company’s Consolidated Balance Sheets as of December 31, 2020 and the shares have been added to the overall pool of stock available to be utilized for future option/stock award issuances to other employees of the organization.

On January 8, 2021, the Company’s board of directors approved a share repurchase of 148,440 shares of common stock for an aggregate price of $0 from founders of the Company. The repurchase of these shares was recorded as treasury stock on the Company’s Consolidated Balance Sheets as of December 31, 2021 and the shares have been added to the overall pool of stock available to be utilized for future option/stock award issuances to other employees of the organization.

On April 5, 2021, the Company’s board of directors approved a share repurchase of 717,460 shares of common stock for an aggregate price of $0 from founders of the Company. The repurchase of these shares was recorded as treasury stock on the Company’s Consolidated Balance Sheets as of December 31, 2021, and the shares have been added to the overall pool of stock available to be utilized for future option/stock award issuances to other employees of the organization.

Note 14. Stock compensation and other employee benefit plans

Stock compensation plans

On January 9, 2017, the Company’s board of directors adopted the 2017 Stock Incentive Plan (the “2017 Plan”). The Plan offers employees, directors and selected service providers the opportunity to acquire equity in the Company through grants of options, restricted stock awards (“RSA”), stock appreciation rights, restricted stock units (“RSU”), and other stock awards, at exercise prices not less than the fair market value of the Company's common stock on the date of grant.

Following our IPO in April 2021, we adopted the 2021 Stock Incentive Plan (the "2021 Plan") which provides for the grant of awards similar to the 2017 Plan, as well as stock bonuses and cash awards. The number of shares initially reserved for issuance under the 2021 Plan was 12,645,239, which will automatically increase on January 1 of each calendar year prior to the tenth anniversary of the Plan's effective date in an amount equal to the lesser of (i) 4% of the total number of shares of common stock outstanding on the day prior (December 31st) and (ii) a number of shares of common stock determined by the compensation committee of the Company's board of directors.

Concurrent with the adoption of the 2021 Plan, we also adopted the 2021 Employee Stock Purchase Plan (the 2021 ESPP Plan") in order to provide employees of the Company and its designated subsidiaries with an opportunity to purchase the Company's common stock through accumulated payroll deductions at 85% of the stock's fair market value. As of December 31, 2021, this plan has not yet been implemented internally within the Company and no purchases of common stock have been made pursuant to the 2021 ESPP Plan.

Stock options generally vest over four years from the date of grant, and, except as noted below, are based only on service vesting conditions.

During 2021, stock options were issued to our newly appointed Chief Executive Officer which contained market conditions relating to the price of our common stock that must be met in order to start the vesting period.

RSU grants may contain either service vesting conditions or a combination of performance and service vesting conditions, both of which must be met in order to vest. Awards with service conditions generally vest over a period of four years from the date of grant.

Our IPO in April 2021 was deemed to meet the liquidity event provisions in our 2017 Plan, which resulted in the vesting of all awards that had previously satisfied the time-based vesting conditions of such awards as of that date.

The Company had issued RSAs to its founders, all of which are vested as of December 31, 2021. These awards contained restrictions related to transferability, along with the standard service condition of four years required for vesting.

Generally, new shares of authorized common stock are issued to satisfy vesting or exercise of awards under both the 2017 and 2021 Stock Incentive Plans although treasury shares are also available for issuance at the discretion of the Company.

Stock compensation expense for each period was as follows:

(in thousands)	2021	2020	2019
Cost of revenue	$8,094	$322	$176
Research and development	3,657	57	51
Selling and marketing	2,056	38	26
General and administrative	47,958	1,401	653
Total stock compensation expense	$61,765	$1,818	$906

Information relating to our outstanding option awards was as follows:

Options	Shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Average intrinsic value (in thousands)
Outstanding as of December 31, 2020	8,524,997	$0.23
Granted	2,107,500	8.14
Exercised	(2,838,464)	0.11
Forfeited and expired	(255,768)	0.48
Outstanding as of December 31, 2021	7,538,265	$2.48	7.41	$39,500

Vested at December 31, 2021 or expected to vest in the future	7,538,265	$2.48	7.41	$39,500
Exercisable at December 31, 2021	4,253,458	$0.24	6.23	$31,139

At December 31, 2021:
Stock-based compensation cost not yet recognized (in thousands)				$10,301
Weighted-average remaining expense recognition period (in years)				5.03

Assumptions used to value option awards were as follows:

	Year ended December 31,
	2021	2020	2019
Black-Scholes-Merton pricing formula weighted-average assumptions:
Expected life (in years)	7.72	6.07	5.92
Risk-free interest rate	1.32%	1.60%	1.94%
Volatility	56.47%	51.57%	52.90%
Dividend yield	0.00%	0.00%	0.00%

Valuations:
Grant-date fair value per option (post-split)	$4.79	$2.86	$1.29
Intrinsic value of options exercised (in thousands)	$22,852	$—	$—
Average intrinsic value per share of options exercised	$8.05	$—	$—

Information relating to our outstanding restricted stock unit and restricted stock awards was as follows:

	Shares	Weighted-average grant date fair value
Restricted stock units:
Nonvested as of December 31, 2020	12,943,811	$3.15
Granted	5,470,137	7.72
Vested	(12,883,918)	3.87
Forfeited	(388,561)	4.68
Nonvested as of December 31, 2021	5,141,469	$6.08

Restricted stock awards:
Nonvested as of December 31, 2020	1,169,601	$0.07
Granted	—	—
Vested	(1,169,601)	0.07
Forfeited	—	—
Nonvested as of December 31, 2021	—	$—

At December 31, 2021:
Stock-based compensation cost not yet recognized (in thousands)		$21,396
Weighted-average remaining expense recognition period (in years)		2.95

Other employee benefit plans

We sponsor a 401(k) savings plan for our U.S. employees, whereby the employees can elect to make pre- or post-tax contributions, subject to certain limitations. We make matching contributions equal to 100% of the first 3% and 50% of the next 2% of an employee's contribution. Employee and company contributions are both immediately vested. Company matching contributions were approximately $0.6 million, $0.3 million, and $0.0 million for the years 2021, 2020, and 2019, respectively.

Employees are also eligible to participate in various employee welfare benefit plans, including medical, dental, prescription and life insurance, in which the Company pays a portion of the cost. All such plans are unfunded.

Note 15. Sale of investment in unconsolidated subsidiary

On June 24, 2021, the Company disposed of its 4,791,566 Class A common unit interest in Dimension Energy LLC, (“Dimension”), representing approximately 23% of the total outstanding common shares, for approximately $22.3 million, net of a success-based fee described below, resulting in a gain of $20.8 million. Prior to the third-party sale, we had recognized a net loss from our investment in this unconsolidated subsidiary of $0.4 million compared to a gain of $1.4 million recognized in 2020.

On June 29, 2021, the Company made a success-based fee payment in the amount of $1.9 million to two Executive Members of Dimension for entering into voting and support letter agreements and for recommending to all Executive Members of Dimension that they support the purchase agreement and the consummation of the transaction on June 24, 2021.

The sales agreement with Dimension includes an earnout provision which provides the potential to receive an additional contingent consideration of up to approximately $14.0 million through December 2024, based on Dimension achieving certain performance milestones. This potential earnout is calculated each quarter starting January 1, 2022, as $200 times the number of kilowatts constituting each Notice To Proceed (NTP) megawatt (MW) achieved during such quarterly earnout period, provided that no earnout amount is payable in respect to the first 100 NTP MW achieved in any earnout year.

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

During 2021, the Company received a $0.2 million escrow release payment, which is included in the gain referred to above.

Note 16. Earnings (loss) per share

	Year ended December 31,
	2021	2020	2019
Net loss (in thousands)	$(106,589)	$(15,924)	$(13,495)
Weighted average shares outstanding for calculating basic and diluted loss per share	86,043,051	68,810,533	62,043,383
Basic and diluted loss per share	$(1.24)	$(0.23)	$(0.22)

For purposes of computing diluted loss per share, weighted average common shares outstanding do not include potentially dilutive securities that are anti-dilutive, as shown below.

	As of December 31,
	2021	2020	2019
Anti-dilutive securities excluded from calculating dilutive loss per share:
Shares of common stock issuable under stock option plans outstanding	7,538,265	8,524,997	8,081,738
Shares of common stock issuable upon vesting of restricted stock units	5,141,469	14,121,666	5,249,324
Potential common shares excluded from diluted net loss per share calculation	12,679,734	22,646,663	13,331,062

All share and per share amounts in the table above have been adjusted for an approximately 8.25-for-1 forward stock split which took effect on April 28, 2021.

Note 17. Fair value measurements

Recurring measurements

Our financial instruments consist of cash, cash equivalents, restricted cash, accounts receivable, accounts payable, and debt obligations. Cash, cash equivalents, accounts receivable and accounts payable are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date.

We did not hold any financial instruments measured at fair value on a recurring basis as categorized within the fair value hierarchy at December 31, 2021, and 2020.

Non-recurring measurements

We had no debt outstanding at December 31, 2021. At December 31, 2020, we had outstanding borrowings of (i) $1.0 million under our revolving line of credit agreement with Western Alliance Bank, which was deemed to approximate fair value as the borrowings bore interest at variable rates, and (ii) $0.8 million under a fixed rate PPP loan, which was deemed to have no fair value at that date based on receipt of notification from the Small Business Administration on January 20, 2021, that forgiveness of the full amount of the loan had been approved.

There were no indications of impairment of any of our long-lived assets during 2021 that required us to evaluate recoverability or estimate fair value of those assets.

Note 18. Related parties

Information relating to repurchases of shares from founders of the Company at no cost for inclusion in treasury stock may be found in Note 13 above.

On January 30th, 2017, the Company issued promissory notes worth $7 million, out of which $6.0 million was issued to two Board Members. The notes carried an interest rate of 5% and were to expire five years from date of issuance. The Company repaid the principal during the year ended December 31, 2020. For the years ended December 31, 2020, and 2019, we incurred interest expense of $0.2 million and $0.3 million, respectively, related to the notes issued to the related parties. In combination with the note, the Company also issued 25,000 shares (on a pre-split basis) of common stocks for every $250,000 of notes purchased by such investors.

Note 19. Quarterly information (unaudited)

In April 2021, the board of directors and stockholders approved a Forward Stock Split of the Company's shares of common stock which became effective on April 28, 2021.

Additionally, in connection with the preparation of the Company's financial statements as of and for the three months ended September 30, 2021, we identified an error in the basic and diluted earnings per share calculations for the three months ended June 30, 2021. Specifically, we incorrectly omitted from the basic and diluted weighted-average shares outstanding calculation shares of common stock underlying RSUs that became fully vested during the period but had not been settled through the legal issuance of common stock. Additionally, we identified that we had overstated stock-based compensation expense by $3.5 million for three months ended June 30, 2021 due to an error in the calculation of expense related to grantees' RSU awards.

The table below shows the revised information for the three months ended June 30, 2021, as well as the reported information for the other periods.

	Three months ended
(in thousands, except loss per share)	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Revenue	$65,707	$50,108	$52,989	$101,721
Gross profit (loss)	$119	$(16,050)	$(8,039)	$(8,575)
Net loss	$(7,442)	$(52,350)	$(22,915)	$(23,882)
Loss per share:
Basic	$(0.11)	$(0.61)	$(0.24)	$(0.25)
Diluted	$(0.11)	$(0.61)	$(0.24)	$(0.25)

Earnings (loss) per share in the table below reflects the retroactive impact of the Forward Stock Split described above on the weighted average shares outstanding each period used to determine basic and diluted earnings (loss) per share.

	Three months ended
(in thousands, except loss per share)	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Revenue	$32,376	$51,157	$59,640	$44,179
Gross profit (loss)	$6,980	$(1,382)	$2,866	$(4,825)
Net income (loss)	$3,420	$(6,776)	$(2,840)	$(9,728)
Earnings (loss) per share:
Basic	$0.05	$(0.09)	$(0.04)	$(0.15)
Diluted	$0.04	$(0.09)	$(0.04)	$(0.15)

Note 20. Subsequent events

On March 15, 2022, we announced that we had entered into an agreement to acquire an emerging tracker supplier, HX Tracker, to accelerate our international expansion. This transaction is expected to close in the second quarter of 2022, subject to satisfaction of customary closing conditions.

The purchase price for HX Tracker will consist of $4.3 million in cash and issuance of approximately 1.4 million shares of our common stock. The sellers will also be eligible for an earn-out of an additional 1.6 million shares based on meeting certain performance metrics. HX Tracker, formed in 2019, is an emerging China-based supplier of 1P tracker systems designed with a low-steel content which are ideally suited for today's prevalent large-format modules.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. Solely as a result of the material weaknesses described below, our principal executive officer and principal financial officer concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective.

We have performed additional analyses, reconciliations, and other post-closing procedures and have concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Limitations on effectiveness of disclosure controls and procedures

In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Description of material weaknesses

We determined that we had material weaknesses in our internal controls over financial reporting as of December 31, 2021, 2020 and 2019. Specifically, we identified certain control deficiencies in the design and operation of our internal controls over financial reporting that constituted the following material weaknesses:

•
We did not have a sufficient complement of experienced personnel with the requisite technical knowledge of public company accounting and reporting and for non-routine, unusual or complex transactions. This material weakness contributed to the following material weaknesses.
•
We did not design and maintain adequate controls over the period-end close and financial reporting process including establishment of accounting policies and procedures, certain account reconciliations, cut-off, segregation of duties, journal entries and financial statement preparation. This material weakness contributed to material adjustments in prior consolidated financial statements principally, but not limited to, the following areas: earnings per share calculations, definite-lived intangibles, warranty obligation, cut-off of revenue transactions and related cost of sales. This material weakness also contributed to misstatements in our stock-based compensation and weighted-average common shares outstanding, which led to the revision of our interim consolidated financial statements as of June 30, 2021 and for the three- and six-months period then ended.
•
We did not design and maintain effective information technology general controls over the IT systems used for preparation of the financial statements. Specifically, we did not design and maintain (i) program change management controls to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records were identified, tested, authorized and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs and data to appropriate Company personnel; and (iii) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements.

Although there were no material adjustments to prior period consolidated financial statements as a result of IT deficiencies, these IT deficiencies, when aggregated, could impact the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, we have determined that these IT deficiencies in the aggregate constitute a material weakness.

Additionally, the above material weaknesses could result in a misstatement of our account balances or disclosures that would result in a material misstatement of the annual or interim financial statements that would not be prevented or detected.

Remediation plan for the material weaknesses

To address our material weaknesses, we have implemented and continue to implement a remediation plan. We have added key personnel with requisite technical knowledge of public company accounting including a Director of SEC Reporting and Technical Accounting and a Director of Tax Accounting and Reporting. We also hired an experienced Director of Internal Audit that reports directly to the audit committee of our board of directors. We hired a Director of Information Technology to strengthen our information technology infrastructure. During 2021, we implemented Blackline's account reconciliation tool, and ensured segregation of duties for journal entries and account reconciliations. We have been formalizing documentation of accounting and IT policies and internal controls. In addition, a disclosure committee charter was established, and several training sessions related to internal controls and disclosure controls were provided. While we believe these efforts will improve our internal control over financial reporting, the implementation and validation of our remediation is ongoing and may not be sufficient to remediate these weaknesses or to avoid the identification of material weaknesses in the future, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows, including our filing of quarterly or annual reports with the SEC.

Exemption from management’s report on internal control over financial reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for new public companies. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to the rules and regulations of the SEC until we are no longer an “emerging growth company” as defined in the JOBS Act.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by Item 10 will be set forth in the 2022 Proxy Statement for the Annual Meeting of Stockholders and is incorporated herein by reference. Except as otherwise specifically incorporated by reference, our 2022 Proxy Statement is not deemed filed as part of this Annual Report.

Item 11. Executive Compensation.

Information required by Item 11 will be set forth in the 2022 Proxy Statement for the Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by Item 12 will be set forth in the 2022 Proxy Statement for the Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by Item 13 will be set forth in the 2022 Proxy Statement for the Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

PricewaterhouseCoopers LLP ("PwC") served as the Company's independent auditor during 2021 and 2020.

Aggregate fees for professional services rendered to the Company by PwC were:

	Year ended December 31,
(in thousands)	2021	2020
Audit fees	$1,200	$1,120
Audit-related fees	1,070	—
Tax fees	220	55
All other fees	47	—
Total	$2,537	$1,175

Audit fees: Audit fees are primarily for the audit of the Company's consolidated financial statements included in the Annual Report on Form 10-K and reviews of the Company's consolidated financial statements included in the Quarterly Reports on Form 10-Q.

Audit-related fees: Audit-related fees were incurred for review of the Company's registration statement on Form S-1 related to our initial public offering of stock during the year ended December 31, 2021.

Tax fees: PwC provided tax consultation services to us relating to international restructuring and transfer pricing considerations during the years ended December 31, 2021, and 2020. PwC does not provide tax compliance services to the Company.

All other fees: PwC provided consultation services to us involving a readiness assessment project and certain transactional matters during the year ended December 31, 2021.

Audit work performed by persons other than PwC's full-time, permanent employees during each of the years ended December 31, 2021 and 2020 did not exceed 50% of total hours expended in either year.

The audit committee of the board of directors approves all services to be provided by PwC prior to the performance of those services.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)
The following documents are filed as part of this Annual Report or incorporated by reference
(1)
The Consolidated Financial Statements of FTC Solar, Inc. as listed on the Index to Financial Statements in Item 8.
(2)
All financial statement schedules are omitted as they are not applicable, or not required, or the required information is included in the consolidated financial statements or notes thereto.
(3)
Those exhibits required by Item 601 of Regulation S-K are included in the Exhibit Index below.

Exhibit Index

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of FTC Solar, Inc. (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2021 and incorporated herein by reference)

3.2

Amended and Restated Bylaws of FTC Solar, Inc. (filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2021 and incorporated herein by reference)

3.3

Certificate of Correction of Amended and Restated Certificate of Incorporation (filed as Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 8, 2021 and incorporated herein by reference)

4.1

Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities Exchange Commission on April 19, 2021 and incorporated herein by reference)

4.2*	Description of Registrant’s Securities
10.1

Registration Rights Agreement, dated April 29, 2021, by and among FTC Solar, Inc. and certain holders of its capital stock (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2021 and incorporated herein by reference)

10.2*	Amendment No. 1 to Registration Rights Agreement, dated February 17, 2022, by and among FTC Solar, Inc. and certain holders of its capital stock
10.3

Senior Secured Revolving Credit Facility, by and among FTC Solar, Inc., as borrower, the several financial institutions from time to time parties thereto, and Barclays Bank PLC, as an issuing lender, the swingline lender and as administrative agent (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2021 and incorporated herein by reference)

10.4**

Employment Agreement by and between FTC Solar, Inc. and Sean Hunkler (filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2021 and incorporated herein by reference)

10.5**

Employment Agreement by and between FTC Solar, Inc. and Ali Mortazavi (filed as Exhibit 10.7 to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 4, 2022 and incorporated herein by reference)

10.6**

Employment Agreement by and between FTC Solar, Inc. and Deepak Navnith (filed as Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 4, 2022 and incorporated herein by reference)

10.7**

Employment Agreement by and between FTC Solar, Inc. and Anthony P. Etnyre (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2021 and incorporated herein by reference)

10.8**

FTC Solar, Inc. 2021 Stock Incentive Plan and form of agreement (filed as Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q with the Securities and Exchange Commission on August 11, 2021 and incorporated herein by reference)

10.9**

FTC Solar, Inc. 2021 Employee Stock Purchase Plan (filed as Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q with the Securities and Exchange Commission on August 11, 2021 and incorporated herein by reference)

10.10	Form of Indemnification Agreement (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 19, 2021)
21.1*	List of Subsidiaries of FTC Solar, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP
24.1*	Power of Attorney (included in signature page)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FTC Solar, Inc.

Date: March 21, 2022	By:	/s/ Cathy Behnen
Cathy Behnen
Chief Accounting Officer (Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Sean Hunkler and Patrick M. Cook, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that each said attorney-in-fact and agent, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sean Hunkler	President and Chief Executive Officer, Director (Principal Executive Officer)	March 21, 2022
Sean Hunkler

/s/ Patrick Cook	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 21, 2022
Patrick Cook

/s/ Cathy Behnen	Chief Accounting Officer (Principal Accounting Officer)	March 21, 2022
Cathy Behnen

/s/ Thurman John Rodgers	Chairman of the Board and Director	March 21, 2022
Thurman John Rodgers

/s/ David Springer	Director	March 21, 2022
David Springer

/s/ Ahmad Chatila	Director	March 21, 2022
Ahmad Chatila

/s/ William Aldeen Priddy, Jr.	Director	March 21, 2022
William Aldeen Priddy, Jr.

/s/ Isidoro Quiroga Cortes	Director	March 21, 2022
Isidoro Quiroga Cortes

/s/ Shaker Sadasivam	Director	March 21, 2022
Shaker Sadasivam

/s/ Lisan Hung	Director	March 21, 2022
Lisan Hung