Form 10-Q
period 2022-03-31
FTC Solar, Inc.
filed 2022-05-16
CIK 1828161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

As of April 30, 2022, 99,810,544 shares of the registrant's common stock were outstanding.

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

ITEM 1. FINANCIAL STATEMENTS

FTC Solar, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except shares and per share data)	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$49,383	$102,185
Accounts receivable, net	132,230	107,548
Inventories	8,918	8,860
Prepaid and other current assets	13,762	17,186
Total current assets	204,293	235,779
Operating lease right-of-use assets	1,622	1,733
Property and equipment, net	1,564	1,582
Other assets	3,929	3,926
Total assets	$211,408	$243,020
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$46,102	$39,264
Accrued expenses	30,648	47,860
Income taxes payable	87	47
Deferred revenue	3,100	1,421
Other current liabilities	4,523	4,656
Total current liabilities	84,460	93,248
Operating lease liability, net of current portion	1,190	1,340
Other non-current liabilities	5,590	5,566
Total liabilities	91,240	100,154
Commitments and contingencies (Note 9)
Stockholders’ equity
Preferred stock par value of $0.0001 per share, 10,000,000 shares authorized; none issued as of March 31, 2022 and December 31, 2021	—	—
Common stock par value of $0.0001 per share, 850,000,000 shares authorized; 99,724,843 and 92,619,641 shares issued and outstanding as of March 31, 2022 and December 30, 2021	10	9
Treasury stock, at cost; 10,762,566 shares as of March 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	297,119	292,082
Accumulated other comprehensive income (loss)	64	7
Accumulated deficit	(177,025)	(149,232)
Total stockholders’ equity	120,168	142,866
Total liabilities and stockholders’ equity	$211,408	$243,020

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three months ended March 31,
(in thousands, except shares and per share data)	2022	2021
Revenue:
Product	$30,968	$56,462
Service	18,585	9,245
Total revenue	49,553	65,707
Cost of revenue:
Product	34,963	54,996
Service	23,877	10,592
Total cost of revenue	58,840	65,588
Gross profit (loss)	(9,287)	119
Operating expenses
Research and development	2,701	1,954
Selling and marketing	1,972	1,100
General and administrative	13,818	5,084
Total operating expenses	18,491	8,138
Loss from operations	(27,778)	(8,019)
Interest expense, net	(295)	(14)
Gain from disposal of investment in unconsolidated subsidiary	337	—
Gain on extinguishment of debt	—	790
Other income (expense)	19	—
Loss from unconsolidated subsidiary	—	(218)
Loss before income taxes	(27,717)	(7,461)
(Provision) benefit for income taxes	(76)	19
Net loss	(27,793)	(7,442)
Other comprehensive income (loss):
Foreign currency translation adjustments	57	(1)
Comprehensive loss	$(27,736)	$(7,443)
Net loss per share:
Basic	$(0.28)	$(0.11)
Diluted	$(0.28)	$(0.11)
Weighted-average common shares outstanding:
Basic	99,211,792	66,875,469
Diluted	99,211,792	66,875,469

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Preferred stock		Common stock		Treasury stock
(in thousands, except shares)	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-In capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity (deficit)
Balance as of December 31, 2021	—	$—	92,619,641	$9	10,762,566	$—	$292,082	$7	$(149,232)	$142,866
Shares issued during the period for vested restricted stock awards	—	—	5,311,326	1	—	—	(1)	—	—	—
Issuance of common stock upon exercise of stock options	—	—	1,793,876	—	—	—	428	—	—	428
Stock-based compensation	—	—	—	—	—	—	4,610	—	—	4,610
Net loss	—	—	—	—	—	—	—	—	(27,793)	(27,793)
Other comprehensive loss	—	—	—	—	—	—	—	57	—	57
Balance as of March 31, 2022	—	$—	99,724,843	$10	10,762,566	$—	$297,119	$64	$(177,025)	$120,168

	Preferred stock		Common stock		Treasury stock
(in thousands, except shares)	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-In capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity (deficit)
Balance as of December 31, 2020	—	$—	66,155,340	$1	9,896,666	$—	$50,096	$(3)	$(42,643)	$7,451
Shares issued during the period for vested restricted stock awards	—	—	1,169,607	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	152,902	—	—	—	39	—	—	39
Repurchases of treasury stock	—	—	(148,440)	—	148,440	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	449	—	—	449
Net loss	—	—	—	—	—	—	—	—	(7,442)	(7,442)
Other comprehensive loss	—	—	—	—	—	—	—	(1)	—	(1)
Balance as of March 31, 2021	—	$—	67,329,409	$1	10,045,106	$—	$50,584	$(4)	$(50,085)	$496

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended March 31,
(in thousands)	2022	2021
Cash flows from operating activities
Net loss	$(27,793)	$(7,442)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	4,610	449
Depreciation	121	9
Amortization of debt issue costs	173	—
Loss from unconsolidated subsidiary	—	218
Gain from disposal of investment in unconsolidated subsidiary	(337)	—
(Gain) loss on extinguishment of debt	—	(790)
Warranty provision	516	1,554
Warranty recoverable from manufacturer	(205)	328
Bad debt expense (credit)	(30)	58
Deferred income taxes	—	(20)
Lease expense and other non-cash items	198	—
Impact on cash from changes in operating assets and liabilities:
Accounts receivable, net	(24,652)	(20,230)
Inventories	(58)	(2,587)
Prepaid and other current assets	3,440	216
Other assets	(40)	(3,649)
Accounts payable	7,258	12,913
Accruals and other current liabilities	(17,044)	8,360
Accrued interest – related party debt	—	(207)
Deferred revenue	1,679	(14,797)
Other non-current liabilities	(752)	(206)
Lease payments and other, net	(190)	(81)
Net cash used in operating activities	(53,106)	(25,904)
Cash flows from investing activities:
Purchases of property and equipment	(523)	(85)
Proceeds from disposal of investment in unconsolidated subsidiary	337	—
Net cash used in investing activities	(186)	(85)
Cash flows from financing activities:
Repayments of borrowings	—	(1,000)
Offering costs paid	—	(1,084)
Proceeds from stock issuance	—	39
Proceeds from stock option exercises	428	—
Net cash provided by (used in) financing activities	428	(2,045)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	62	1
Net decrease in cash, cash equivalents and restricted cash	(52,802)	(28,033)
Cash, cash equivalents and restricted cash at beginning of period	102,185	33,373
Cash, cash equivalents and restricted cash at end of period	$49,383	$5,340

Supplemental disclosures of cash flow information:
Purchases of property and equipment included in ending accounts payable and accruals	$59	67
Increase in offering costs in period end accruals	$—	2,019
Commencement of new operating leases	$—	246
Cash paid during the period for third party interest	$128	40
Cash paid during the period for related party interest	$—	207
Cash paid during the period for taxes	$7	—

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

2. Summary of significant accounting policies

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements include the results of the Company and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments have been made that are considered necessary for a fair statement of our financial position as of March 31, 2022, and December 31, 2021, our results of operations for the three months ended March 31, 2022 and 2021 and our cash flows for the three months ended March 31, 2022 and 2021. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the Company’s audited consolidated financial statements but, does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. Intercompany balances and transactions have been eliminated in consolidation.

Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with GAAP have been omitted from these interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Liquidity

We have incurred cumulative losses since inception, resulting in an accumulated deficit of $177.0 million at March 31, 2022, and have a history of cash outflows from operations. During the year ended December 31, 2021, and the three months ended March 31, 2022, we had $132.9 million and $53.1 million, respectively, of cash outflow from operations. At March 31, 2022, we had $49.4 million of cash on hand, $119.8 million of working capital and approximately $98.1 million of unused borrowing capacity under our existing revolving credit facility. The revolving credit facility includes a financial condition covenant stating we are required to have a minimum liquidity, consisting of cash on hand and unused borrowing capacity, of $125.0 million as of each quarter end. After considering this financial condition covenant, we had approximately $22.4 million of available liquidity as of March 31, 2022, in order to retain access to our revolving credit facility. Additionally, we had no long-term borrowings or other material obligations requiring the use of cash as of March 31, 2022.

As of May 12, 2022, we have collected approximately $62 million of receivables since March 31, 2022, and have a cash balance of approximately $71 million.

On March 25, 2022, the U.S. Department of Commerce, in response to a petition by Auxin Solar, Inc., initiated an investigation of claims related to alleged circumvention of U.S. antidumping and countervailing duties ("AD/CVD") by solar manufacturers in certain Southeast Asian countries in an effort to determine whether or not solar cells and/or modules made in those Southeast Asian nations use parts originating from China in order to circumvent the AD/CVD tariffs. This decision has resulted in some developers deferring projects later in the year due to the uncertainty of panel supply and costs, which is expected to negatively impact our anticipated revenues and our cash flows.

Our costs are affected by certain component costs including steel, motors and micro-chips, as well as transportation costs. Current market conditions that constrain supply of materials and disrupt the flow of materials from international vendors impact the cost of our products and services. These cost increases impact our operating margins. We are taking steps to expand and diversify our manufacturing partnerships and have employed alternative modes of transportation to mitigate the impact of the current headwinds in the global supply chain and logistics markets. Additionally, we have contracted with a consulting firm to support us with improvements to our processes and performance in various areas including design, sourcing, logistics, pricing, software and standard configuration. For further information regarding this consulting firm, see "Note 13. Related party transactions".

In accordance with ASC 205-40, Going Concern, we have evaluated whether there are conditions and events, considered in the aggregate, which raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. Based on our recurring losses from operations, impact of the U.S. Department of Commerce investigation of AD/CVD circumvention claims, the expectation of continued operating losses during 2022, and the need to improve profitability and cash flow to finance our future operations, we determined that there is substantial doubt about our ability to continue as a going concern within twelve months of the issuance date of the accompanying consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty and assumes we will continue as a going concern through the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

As we continue to address these current market challenges, management has also undertaken the following actions:

•
we are in discussions with the lenders of our revolving credit facility to lower the minimum required liquidity amount, which, if successful, could result in additional liquidity;
•
we have initiated a program, as described above, with third party assistance, to improve our operating performance and increase our gross margins;
•
we are freezing non-essential hiring, reducing our travel expenses, decreasing the future use of consultants and deferring non-critical initiatives;
•
we are negotiating improved payment terms with both our customers and vendors;
•
we have initiated frequent, consistent communication with our customers, which has allowed us to resolve issues preventing timely collection of certain outstanding receivables subsequent to March 31, 2022; and
•
we are exploring options to obtain additional sources of capital.

Should we not be successful in executing the above initiatives, or in reducing our historical levels of use of cash to fund our operations, or should market conditions deteriorate significantly from what we currently expect, or regulatory and international trade policies become more stringent as a result of findings from the Department of Commerce's AD/CVD investigation, or other factors, we may need to issue additional debt or obtain new equity financing to fund our operations for the next twelve months. We may be unable to obtain any desired additional financing on terms favorable to us, or at all, depending on market and other conditions. The ability to raise additional financing depends on numerous factors that are outside of our control, including general economic and market conditions, the health of financial institutions, investors' and lenders' assessments of our prospects and the prospects of the solar industry in general.

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

Concentration of credit risk

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

The Company’s accounts receivables are derived from revenue earned from customers primarily located in the U.S. and in the Asia Pacific region. No country other than the U.S. accounts for 10% or more of our revenue. Most of our customers are project developers, solar asset owners and engineering, procurement and construction (“EPC”) contractors that design and build solar energy projects. Often times, a small number of customers account for a significant portion of our outstanding receivables at period end and our total revenue for the year.

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

Revision of previously issued financial statements

In connection with preparation of our consolidated financial statements as of and for the year ended December 31, 2021, we identified an error in the classification of offering costs in the statement of cash flows for the three months ended March 31, 2021. Specifically, we incorrectly classified $1.1 million of offering costs paid as an operating cash outflow instead of a financing cash outflow in our previously issued cash flow statement for the three months ended March 31, 2021. Although we have concluded that this error is immaterial to the previously issued financial statements, we have corrected this error in the accompanying condensed consolidated statements of cash flows by revising the operating and financing cash outflows previously reported in our cash flow statement for the three months ended March 31, 2021.

Recent accounting pronouncements not yet adopted

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

3. Accounts receivable, net

Accounts receivable consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Trade receivables	$100,285	$38,597
Revenue recognized in excess of billings	40,663	72,676
Other receivables	148	147
Total	141,096	111,420
Allowance for doubtful accounts	(8,866)	(3,872)
Accounts receivable, net	$132,230	$107,548

During the three months ended March 31, 2022, we recognized a $5.0 million reserve against our revenue for a potential customer concession.

Included in total receivables above are amounts billed under retainage provisions totaling $5.1 million and $11.6 million as of March 31, 2022, and December 31, 2021, respectively, which are due within the upcoming year.

4. Inventories, net

Inventories consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Finished goods	$9,008	$8,950
Allowance for slow-moving and obsolete inventory	(90)	(90)
Total	$8,918	$8,860

5. Prepaid and other current assets

Prepaid and other current assets consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Vendor deposits	$10,700	$13,098
Prepaid expenses	1,308	2,301
Prepaid taxes	290	269
Surety collateral	334	460
Other current assets	1,130	1,058
Total	$13,762	$17,186

6. Leases

We lease office and warehouse space in various locations, including our corporate headquarters in Austin, Texas. Additionally, we lease space for an applications laboratory and have a membership in a collaborative research facility in Colorado. All of our manufacturing is outsourced to contract manufacturing partners, and we currently do not own or lease any manufacturing facilities.

Our lease expense consisted of the following:

	Three months ended March 31,
(in thousands)	2022	2021
Operating lease cost	$198	$78
Short-term lease cost	115	63
Total lease cost	$313	$141

Reported in:
Cost of revenue	$193	$61
Research and development	8	6
Selling and marketing	—	1
General and administrative	112	73
Total lease cost	$313	$141

Future remaining operating lease payment obligations were as follows:

(in thousands)	March 31, 2022
2022	$424
2023	520
2024	511
2025	446
2026	55
Thereafter	—
Total lease payments	1,956
Less: imputed interest	(315)
Present value of operating lease liabilities	$1,641

Current portion of operating lease liability	$451
Operating lease liability, net of current portion	1,190
Present value of operating lease liabilities	$1,641

7. Property and equipment, net

Property and equipment consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Leasehold improvements	$22	$22
Field equipment	891	833
Information technology equipment	243	182
Tooling	527	543
Capitalized software	250	250
Total	1,933	1,830
Accumulated depreciation	(369)	(248)
Property and equipment, net	$1,564	$1,582

8. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Accrued cost of revenue	$22,623	$43,185
Accrued compensation	4,507	981
Other accrued expenses	3,518	3,694
Total accrued expenses	$30,648	$47,860

Warranty reserves	$3,771	$4,032
Current portion of operating lease liability	451	452
Non-federal tax obligations	301	172
Other	—	—
Total other current liabilities	$4,523	$4,656

We provide standard warranties on our hardware products to customers. The liability amount is based on actual historical warranty spending activity by type of product, customer and geographic region, modified by any known differences such as the impact of reliability improvements.

Activity by period in the Company's warranty accruals was as follows:

	Three months ended March 31,
(in thousands)	2022	2021
Balance at beginning of period	$9,346	$6,811
Warranties issued during the period	516	1,554
Settlements made during the period	(421)	(1,819)
Changes in liability for pre-existing warranties	(205)	(187)
Balance at end of period	$9,236	$6,359

Accrued warranty balance reported in:
Other current liabilities	$3,771	$2,891
Other non-current liabilities	5,465	3,468
Balance at end of period	$9,236	$6,359

9. Commitments and contingencies

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

On April 21, 2021, FCX Solar, LLC (“FCX”), filed a lawsuit against us in the United States District Court for the Southern District of New York. The complaint alleged breach of contract, fraud and unjust enrichment claims related to a patent license agreement and consulting relationship between FCX and us. FCX sought damages of approximately $134 million in the lawsuit. On July 2, 2021, we filed a motion to dismiss the fraud and unjust enrichment claims. On July 16, 2021, FCX filed an amended complaint asserting the same claims as the original complaint. On July 22, 2021, we advised the court that FTC would stand on its motion to dismiss, and at the request of the court, we filed a revised motion citing the amended complaint. FCX filed its response on August 19, 2021, and we filed a reply on September 7, 2021. Oral argument on our motion to dismiss was held on February 3, 2022, and the Court granted our motion on February 7, 2022, dismissing FCX's fraud and unjust enrichment claims and leaving only a claim for breach of a license agreement. On April 15, 2022, FCX filed a motion to amend its complaint to add two additional claims for breach of the license agreement and to remove the dismissed claims, including its request for damages of approximately $134 million. We intend to oppose FCX's motion to add new breach of contract claims. On May 29, 2021, FCX filed a separate lawsuit against us in the United States District Court for the Western District of Texas, alleging a claim for patent infringement related to U.S. Patent No. 10,903,782. FCX seeks an unspecified amount of damages, including past and future royalties, and injunctive relief. Our answer to that complaint was filed on June 22, 2021, along with our motion to transfer the patent suit to the Southern District of New York to be consolidated with the New York litigation. FCX filed an amended complaint asserting claims for direct patent infringement, indirect infringement by active inducement, and contributory infringement on July 27, 2021, and we filed our answer to that complaint on August 10, 2021. On October 25, 2021, our motion to transfer the case to the Southern District of New York was granted, and the patent case was consolidated with FCX's contract case on November 19, 2021. Discovery in this consolidated matter is ongoing. We believe the claims asserted in both lawsuits are without merit, and we plan to vigorously defend against them. We and our management considered (a) the facts described above, (b) the preliminary stages of the proceedings and (c) the advice of outside legal counsel on the claims and determined that it is not probable that FCX will prevail on the merits. At this time, we believe that the likelihood of any material loss related to these matters is remote given the strength of our defenses.

The Company has not recorded any material loss contingency in the Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021.

10. Stock-based compensation

Stock compensation expense for each period was as follows:

	Three months ended March 31,
(in thousands)	2022	2021
Cost of revenue	$309	$66
Research and development	188	14
Selling and marketing	530	9
General and administrative	3,583	360
Total stock compensation expense	$4,610	$449

11. Net loss per share

	Three months ended March 31,
	2022	2021
Net loss (in thousands)	$(27,793)	$(7,442)
Weighted average shares outstanding for calculating basic and diluted loss per share	99,211,792	66,875,469
Basic and diluted loss per share	$(0.28)	$(0.11)

For purposes of computing diluted loss per share, weighted average common shares outstanding do not include potentially dilutive securities that are anti-dilutive, as shown below.

	As of March 31,
	2022	2021
Anti-dilutive securities excluded from calculating dilutive loss per share:
Shares of common stock issuable under stock option plans outstanding	8,452,319	8,197,000
Shares of common stock issuable upon vesting of restricted stock units	4,995,792	15,463,000
Potential common shares excluded from diluted net loss per share calculation	13,448,111	23,660,000

12. Income taxes

For the three months ended March 31, 2022 and 2021, we recorded income tax expense of $0.08 million and an income tax benefit of $0.02 million, respectively, both of which were lower than the statutory rate of 21%, primarily due to a valuation allowance established against the U.S. deferred tax assets.

At March 31, 2022, we had total unrecognized tax benefits of approximately $0.7 million. Approximately $0.2 million of our gross unrecognized tax benefits, if recognized, would affect our effective tax rate. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of March 31, 2022, we had no accrued interest or penalties related to unrecognized tax benefits.

13. Related party transactions

In February 2022, we engaged Fernweh Engaged Operator Company LLC (“FEOC”) to support us with improvements to our processes and performance in various areas including design, sourcing, logistics, pricing, software and standard configuration. The consideration for such engagement is a combination of (i) quarterly cash payments through mid-2023, (ii) stock options that are time-based vested through the second quarter of 2023, and (iii) options with vesting tied to achievement of certain performance metrics based on our stock price. The foregoing transaction constitutes a related person transaction under our policies and procedures as South Lake One LLC, an entity affiliated with Isidoro Quiroga Cortés, a member of our board of directors, and a holder of more than 5% of our outstanding capital stock, is an investor in Fernweh Group LLC (“Fernweh Group”), the parent entity of FEOC. Also, Aequanimitas Limited Partnership and Discrimen LLC are investors in Fernweh Group, and Isidoro Quiroga Cortés is affiliated with those entities. Isidoro Quiroga Cortés is also on the board of Fernweh Group. For the three months ended March 31, 2022, we incurred $1.1 million of general and administrative expense associated with our engagement of FEOC. We made no cash payments during the three months ended March 31, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included in Item 1 of this Form 10-Q and along with information included in our Annual Report on Form 10-K for the year ended December 31, 2021. In addition to historical financial information, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in Part I, Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2021. Additionally, our historical results are not necessarily indicative of the results that may be expected in any future period.

This discussion and analysis of our financial condition and results of operations contain the presentation of Adjusted EBITDA, Adjusted Net Loss and Adjusted EPS, which are not presented in accordance with GAAP. Adjusted EBITDA, Adjusted Net Loss and Adjusted EPS are being presented because they provide the Company and readers of this Form 10-Q with additional insight into our operational performance relative to earlier periods and relative to our competitors. We do not intend Adjusted EBITDA, Adjusted Net Loss and Adjusted EPS to be substitutes for any GAAP financial information. Readers of this Form 10-Q should use Adjusted EBITDA Adjusted Net Loss and Adjusted EPS only in conjunction with Net Loss and Net Loss per Share, the most comparable GAAP financial measures. Reconciliations of Adjusted EBITDA, Adjusted Net Loss and Adjusted EPS to Net Loss and Net Loss per Share, the most comparable GAAP measures, is provided in "Non-GAAP Financial Measures".

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

Key Factors Affecting Our Performance

Government Regulations. Changes in the U.S. trade environment, including the imposition of import tariffs, AD/CVD investigations and WROs directed at forced labor in China, can have an impact on the timing of developer projects. This impact on project activity by developers can negatively affect the amount and timing of our revenue, results of operations and cash flows. Escalating trade tensions, particularly between the United States and China, have led to increased tariffs and trade restrictions, including tariffs applicable to certain raw materials and components for our products. We have taken measures with the intention of mitigating the effect of tariffs, AD/CVD and WROs on our business by reducing our reliance on China. In 2019, 90% of our supply chain was sourced from China. As of March 31, 2022, we have qualified suppliers outside of China for all our commodities and reduced the extent to which our supply chain for U.S.-based projects is subject to existing tariffs. We have entered into partnerships with manufacturers in the United States, Mexico, Canada, Spain, Brazil, Turkey, Saudi Arabia, India, Thailand, Vietnam and Korea to diversify our supply chain and optimize costs.

Disruptions in Transportation and Supply Chain. Our costs are affected by the underlying costs of raw materials including steel, component costs including motors and micro-chips and transportations costs. Current market conditions and international conflicts that constrain supply of materials and disrupt the flow of materials from international vendors impacts the cost of our products and services. We have also seen increases in domestic fuel prices and transportation costs. These cost increases impact our margins. We are taking steps to expand and diversify our manufacturing partnerships and we are implementing alternative modes of transportation to mitigate the impacts of these current headwinds in the global supply chain and logistics market. We also have a sharp focus on our design to value initiative to improve margin by reducing manufacturing and material costs of our products.

Megawatts ("MW") Shipped and Average Selling Price ("ASP"). The primary operating metric we use to evaluate our sales performance and to track market acceptance of our products is the change in quantity of megawatts (MW) shipped from period to period. MW are measured for each individual project and are calculated based on the expected output of that project once installed and fully operational. We also utilize metrics related to price and cost of goods sold per watt, including the change in ASP from period to period and cost per watt. ASP is calculated by dividing total revenue by total watts and cost per watt is calculated by dividing total costs of goods sold by total watts. These metrics enable us to evaluate trends in pricing, manufacturing cost and profitability. Events such as the COVID-19 pandemic and international conflicts can impact the U.S. economy, global supply chains, and our business. These impacts can cause significant shipping delays and cost increases, as well as offsetting ASP increases, and also raise the price of inputs like steel and logistics, affecting our cost per watt.

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

Impact of the COVID-19 Pandemic. In March of 2020, the World Health Organization declared that the worldwide spread and severity of a new coronavirus, referred to as COVID-19, was severe enough to be characterized as a pandemic. In response to the continued spread of COVID-19, governmental authorities in the United States and around the world have imposed various restrictions designed to slow the pace of the pandemic, including restrictions on travel and other restrictions that prohibit employees from going to work, including in cities where we have offices, employees, and customers, causing severe disruptions in the worldwide economy. The broader implications of the COVID-19 pandemic on our business, financial condition and results of operations remain uncertain and will depend on certain developments, including the duration and severity of the COVID-19 pandemic, the impact of virus variants, the rate of vaccinations, the COVID-19 pandemic’s impact on our customers and suppliers and the range of governmental and community reactions to the pandemic. While our day-to-day operations have been affected, the impact has been less pronounced as most of our staff has worked remotely and continued to develop our product offerings, source materials and install our products. However, we have experienced significant supply chain disruptions that have caused delays in product deliveries due to diminished vessel capacity and port detainment of vessels as a consequence of the COVID-19 pandemic (including as a result of multiple COVID-19 variants), which have contributed to an increase in lead times for delivery of our tracker systems. For instance, we experienced a COVID-related supplier production slowdown in India at the end of March 2021, which continued throughout 2021 due to the emergence of the Omicron variant. The reduced capacity for logistics is also causing increases in logistics costs. Additionally, ground operations at project sites have been impacted by health-related restrictions, shelter-in-place orders and worker absenteeism, which has resulted in delays in project completions, and these restrictions have also hindered our ability to provide on-site support to our customers and conduct inspections of our contract manufacturers. The disruptions in the global supply chain have resulted in extended lead times for some of our component parts. Management will continue to monitor the impact of the global situation on our financial condition, cash flows, operations, contract manufacturers, industry, workforce and customer relationships.

Non-GAAP Financial Measures

Adjusted EBITDA, adjusted net loss and adjusted earnings per share ("EPS")

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

	Three months ended March 31,
	2022		2021
(in thousands, except shares and per share data)	Adjusted EBITDA	Adjusted Net Loss	Adjusted EBITDA	Adjusted Net Loss
Net loss per GAAP	$(27,793)	$(27,793)	$(7,442)	$(7,442)
Reconciling items -
Provision (benefit) for income taxes	76	—	(19)	—
Interest expense, net	295	—	14	—
Amortization of debt issue costs in interest expense	—	173	—	—
Depreciation expense	121	—	9	—
Stock-based compensation	4,610	4,610	449	449
(Gain) from disposal of investment in unconsolidated subsidiary(d)	(337)	(337)	—	—
(Gain) loss on extinguishment of debt	—	—	(790)	(790)
Non-routine legal fees(a)	1,078	1,078	15	15
Severance(b)	615	615	—	—
Other costs(c)	1,370	1,370	882	882
(Income) loss from unconsolidated subsidiary(d)	—	—	218	218
Income tax expense (benefit) attributable to adjustments	—	—	—	(8)
Adjusted Non-GAAP amounts	$(19,965)	$(20,284)	$(6,664)	$(6,676)

GAAP net loss per share:
Basic	N/A	$(0.28)	N/A	$(0.11)
Diluted	N/A	$(0.28)	N/A	$(0.11)

Adjusted Non-GAAP net loss per share (Adjusted EPS):
Basic	N/A	$(0.20)	N/A	$(0.10)
Diluted	N/A	$(0.20)	N/A	$(0.10)

Weighted-average common shares outstanding:
Basic	N/A	99,211,792	N/A	66,875,469
Diluted	N/A	99,211,792	N/A	66,875,469

(a) Non-routine legal fees represent legal fees incurred for matters that were not ordinary or routine to the operations of the business.

(b) Severance costs were incurred related to agreements with certain executives due to restructuring changes.

(c) Other costs in 2022 include certain costs attributable to accelerated vesting of stock-based compensation awards resulting from our IPO and shareholder follow on registration costs pursuant to our IPO. Other costs in 2021 include consulting fees in connection with operations and finance.

(d) Our management excludes the gain from current year collections of contingent contractual amounts arising from the sale in 2021 of our unconsolidated subsidiary when evaluating our operating performance, as well as the income (loss) from operations of our unconsolidated subsidiary prior to the sale.

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

The vast majority of our revenue in the periods presented was attributable to sales in the United States and Australia, with a smaller portion derived from sales in South Africa, Europe and Southeast Asia. Our revenue growth is dependent on continued growth in the number of solar tracker projects and engineering services we win in competitive bidding processes and growth in our software sales each year, as well as our ability to increase our market share in each of the geographies in which we currently compete, expand our global footprint to new emerging markets, grow our production capabilities to meet demand and continue to develop and introduce new and innovative products that address the changing technology and performance requirements of our customers, among other things.

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

We have increased our headcount since our April 2021 IPO as we scaled up our business. Our gross profit may vary period-to-period due to changes in our headcount, ASP, product costs, product mix, customer mix, geographical mix, shipping methods, warranty costs and seasonality. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), we received employee retention credits during 2021, which reduced the impact of increased personnel costs on our operating results during the prior year comparative period.

Operating expenses

Operating expenses consist of research and development expenses, selling and marketing expenses and general and administrative expenses. Personnel-related costs are the most significant component of our operating expenses and include salaries, benefits, bonuses, commissions and stock-based compensation expenses.

Our increased headcount has contributed to increased operating costs both in absolute dollars and as a percentage of revenue. While we have recently frozen non-essential hiring in response to current regulatory issues that are negatively impacting solar project activity levels, we expect to resume hiring new employees in the future as needed to support our future expected growth and in response to expected turnover. In addition, our operating costs have been impacted by (i) our level of research activities to originate, develop and enhance our products, (ii) our sales and marketing efforts as we expand our development activities in other parts of the world, and (iii) increased legal and professional fees, compliance costs, insurance, facility costs and other costs associated with our expected growth and in being a public company.

Results of Operations - Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

	Three months ended March 31,
	2022		2021
(in thousands, except percentages)	Amounts	Percentage of revenue	Amounts	Percentage of revenue
Revenue:
Product	$30,968	62.5%	$56,462	85.9%
Service	18,585	37.5%	9,245	14.1%
Total revenue	49,553	100.0%	65,707	100.0%
Cost of revenue:
Product	34,963	70.6%	54,996	83.7%
Service	23,877	48.2%	10,592	16.1%
Total cost of revenue	58,840	118.7%	65,588	99.8%
Gross profit (loss)	(9,287)	(18.7%)	119	0.2%
Operating expenses
Research and development	2,701	5.5%	1,954	3.0%
Selling and marketing	1,972	4.0%	1,100	1.7%
General and administrative	13,818	27.9%	5,084	7.7%
Total operating expenses	18,491	37.3%	8,138	12.4%
Loss from operations	(27,778)	(56.1%)	(8,019)	(12.2%)
Interest expense, net	(295)	(0.6%)	(14)	0.0%
Gain from disposal of investment in unconsolidated subsidiary	337	0.7%	—	0.0%
Gain on extinguishment of debt	—	0.0%	790	1.2%
Other expense	19	0.0%	—	0.0%
Loss from unconsolidated subsidiary	—	0.0%	(218)	(0.3%)
Loss before income taxes	(27,717)	(55.9%)	(7,461)	(11.4%)
(Provision) benefit for income taxes	(76)	(0.2%)	19	0.0%
Net loss	$(27,793)	(56.1%)	$(7,442)	(11.3%)

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

	Three months ended March 31,
(in thousands)	2022	2021	$ Change	% Change
Product	$30,968	$56,462	$(25,494)	(45.2)%
Service	18,585	9,245	9,340	101.0%
Total revenue	$49,553	$65,707	$(16,154)	(24.6)%

Product revenue

The decrease in product revenue for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was primarily due to (i) a customer concession reserve, (ii) a 34% decrease in MW produced and (iii) a decrease of approximately 11% in ASP.

The current period decrease in MW produced was due to accelerated production and product delivery in the fourth quarter of 2021, which had the effect of reducing our project production in the current year quarter. Continued tight logistics, supply chain availability, and increased uncertainty among project owners and developers regarding the ability to obtain modules for use in their projects, which also utilize our trackers, all contributed to the production decline during the three months ended March 31, 2022. We believe the regulatory concerns regarding module availability, among other things, has slowed new and existing project activity during the three months ended March 31, 2022 by pushing some activity out to later periods in 2022 and beyond.

Service revenue

The increase in service revenue for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was primarily due to an increase in MW delivered during the quarter related to logistics as well as an increase in ASP related to shipping and logistics revenue on Voyager Tracker sales, partially offset by a customer concession reserve recognized during the three months ended March 31, 2022.

Cost of revenue and gross profit (loss)

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

Gross profit may vary from period-to-period and is primarily affected by our ASP, product costs, timing of tracker production and delivery, customer mix, geographical mix, shipping method, logistics costs, warranty costs and seasonality.

	Three months ended March 31,
(in thousands)	2022	2021	$ Change	% Change
Product	$34,963	$54,996	$(20,033)	(36.4)%
Service	23,877	10,592	13,285	125.4%
Total cost of revenue	$58,840	$65,588	$(6,748)	(10.3)%
Gross profit (loss)	$(9,287)	$119	$(9,406)	(7,904.2)%
Gross profit (loss) percentage of revenue	(18.7%)	0.2%

The decrease in cost of revenue for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was primarily driven by a decrease of 34% in MW produced, lower warranty costs and lower expenditures for certain retrofits, remediations and product reconfigurations compared to the same period last year. This was partially offset by increases in shipping and logistics costs during much of 2021 and into 2022, as compared to rates available during the first three months of 2021 and increases in personnel-related costs due to higher headcount levels subsequent to our IPO as we scaled up our operating structure. Cost per MW produced increased 37% due mainly to increases in shipping and logistics costs, steel prices and personnel-related costs.

Our gross profit (loss) percentage of revenue for the three months ended March 31, 2022 was a negative 18.7%, as compared to a positive 0.2% for the three months ended March 31, 2021. The decrease was due primarily to (i) a customer concession reserve of $5.0 million recognized during the three months ended March 31, 2022, (ii) increased shipping and logistics costs that were not passed on to our customers that impact our service margins and (iii) increased headcount levels in relation to lower production which impacted our product margins.

Research and development

Research and development expenses consist primarily of salaries (net of federal employee retention credits received during 2021), employee benefits, stock-based compensation expenses and travel expenses related to our engineers performing research and development activities to originate, develop and enhance our products. Additional expenses include consulting charges, component purchases, legal fees for registering patents and other costs for performing research and development on our software products.

	Three months ended March 31,
(in thousands)	2022	2021	$ Change	% Change
Research and development	$2,701	$1,954	$747	38.2%

The increase in research and development expenses was primarily attributable to (i) $0.5 million of higher payroll-related costs and (ii) $0.2 million of higher stock-based compensation expense mainly due to headcount increases allowing for expansion of our research and development activities designed to enhance our products and the absence of federal employee retention credits received subsequent to 2021. Research and development expenses as a percentage of revenue were 5.5% for the three months ended March 31, 2022, compared to 3.0% for the three months ended March 31, 2021.

Selling and marketing

Selling and marketing expenses consist primarily of salaries (net of federal employee retention credits received during 2021), employee benefits, stock-based compensation expenses and travel expenses related to our sales and marketing and business development personnel. Additionally, selling and marketing expenses include costs associated with professional fees and support charges for software subscriptions and licenses, trade shows and conventions.

	Three months ended March 31,
(in thousands)	2022	2021	$ Change	% Change
Selling and marketing	$1,972	$1,100	$872	79.3%

The increase in selling and marketing expenses was primarily attributable to (i) $0.5 million of higher stock-based compensation expense, and (ii) $0.2 million of higher payroll-related costs related to higher headcount levels as we scaled up our operating structure following our IPO and the absence of federal employee retention credits received subsequent to 2021. In addition, we also spent an additional $0.2 million for trade shows and advertising as compared to the same period last year. Selling and marketing costs as a percentage of revenue were 4.0% for the three months ended March 31, 2022, compared to 1.7% for the three months ended March 31, 2021.

General and administrative

General and administrative expenses consist primarily of salaries (net of federal employee retention credits received during 2021), employee benefits, stock-based compensation expenses, and travel expenses related to our executives, finance team, and administrative employees. It also consists of legal, consulting, and professional fees, rent and lease expenses pertaining to our headquarters and international offices, business insurance costs and other costs.

	Three months ended March 31,
(in thousands)	2022	2021	$ Change	% Change
General and administrative	$13,818	$5,084	$8,734	171.8%

The increase in general and administrative expenses was primarily attributable to (i) $3.2 million of higher stock-based compensation expense, (ii) $2.9 million of higher payroll-related costs due to increased headcount, (iii) $1.0 million of higher legal and other professional services costs and (iv) an increase of $1.3 million in other operating expenses, primarily related to higher insurance costs as a result of being a new public company. General and administrative expenses as a percentage of revenue were 27.9% for the three months ended March 31, 2022, compared to 7.7% for the three months ended March 31, 2021.

Interest expense, net

	Three months ended March 31,
(in thousands)	2022	2021	$ Change	% Change
Interest expense, net	$295	$14	$281	2,007.1%

Interest expense during the three months ended March 31, 2022, primarily related to commitment fees on our revolving credit facility with Barclays Bank that we entered into in April 2021, along with associated debt issue cost amortization.

Gain from disposal of investment in unconsolidated subsidiary

	Three months ended March 31,
(in thousands)	2022	2021	$ Change	% Change
Gain from disposal of investment in unconsolidated subsidiary	$337	$—	$337	N/A

We sold our interest in our unconsolidated subsidiary, Dimension Energy LLC ("Dimension"), on June 24, 2021. Dimension is a community solar developer based in Atlanta, Georgia that provides renewable energy solutions for local communities in the United States. The sales agreement with Dimension includes an earnout provision which provides the potential to receive additional contingent consideration of up to approximately $14.0 million through December 2024, based on Dimension achieving certain performance milestones. The sales agreement also includes a projects escrow release which is an additional contingent consideration to receive $7 million based on Dimension’s completion of certain construction projects in progress at the time of the sale. We made an accounting policy election to account for the contingent gains from the earnout provision and projects escrow release only when those amounts become realizable in the periods subsequent to the disposal date.

During the three months ended March 31, 2022, we received $0.3 million from escrow for subsequent completion of certain construction projects that were in progress at the time of the sale.

Gain on extinguishment of debt

	Three months ended March 31,
(in thousands)	2022	2021	$ Change	% Change
Gain on extinguishment of debt	$—	$790	$(790)	(100.0%)

In January 2021, our Paycheck Protection Program loan that was received in April 2020 pursuant to the CARES Act, was forgiven, resulting in a gain on extinguishment of debt. The terms of the CARES Act provided for loan forgiveness if the proceeds were used to retain and pay employees and for other qualifying expenditures.

Loss from unconsolidated subsidiary

	Three months ended March 31,
(in thousands)	2022	2021	$ Change	% Change
Loss from unconsolidated subsidiary	$—	$218	$(218)	100.0%

As discussed above, we sold our interest in our unconsolidated subsidiary, Dimension, on June 24, 2021. Our share of the loss from this unconsolidated subsidiary for the three months ended March 31, 2021 was $0.2 million.

Liquidity and Capital Resources

Liquidity

Since our inception, we have financed our operations primarily through sales of shares of common stock, including our IPO in April 2021, issuance of debt and payments from our customers. Our ability to generate positive cash flow from operations is dependent on contract payment terms, timely collections from our customers and the strength of our gross margins.

We have incurred cumulative losses since inception, resulting in an accumulated deficit of $177.0 million at March 31, 2022, and have a history of cash outflows from operations. During the year ended December 31, 2021, and the three months ended March 31, 2022, we had $132.9 million and $53.1 million, respectively, of cash outflow from operations. At March 31, 2022, we had $49.4 million of cash on hand, $119.8 million of working capital and approximately $98.1 million of unused borrowing capacity under our existing revolving credit facility. The revolving credit facility includes a financial condition covenant stating we are required to have a minimum liquidity, consisting of cash on hand and unused borrowing capacity, of $125.0 million as of each quarter end. After considering this financial condition covenant, we had approximately $22.4 million of available liquidity as of March 31, 2022, in order to retain access to our revolving credit facility. Additionally, we had no long-term borrowings or other material obligations requiring the use of cash as of March 31, 2022.

As of May 12, 2022, we have collected approximately $62 million of receivables since March 31, 2022, and have a cash balance of approximately $71 million.

On March 25, 2022, the U.S. Department of Commerce, in response to a petition by Auxin Solar, Inc., initiated an investigation of claims related to alleged circumvention of U.S. antidumping and countervailing duties ("AD/CVD") by solar manufacturers in certain Southeast Asian countries in an effort to determine whether or not solar cells and/or modules made in those Southeast Asian nations use parts originating from China in order to circumvent the AD/CVD tariffs. This decision has resulted in some developers deferring projects later in the year due to the uncertainty of panel supply and costs, which is expected to negatively impact our anticipated revenues and our cash flows.

Our costs are affected by certain component costs including steel, motors and micro-chips, as well as transportation costs. Current market conditions that constrain supply of materials and disrupt the flow of materials from international vendors impact the cost of our products and services. These cost increases impact our operating margins. We are taking steps to expand and diversify our manufacturing partnerships and have employed alternative modes of transportation to mitigate the impact of the current headwinds in the global supply chain and logistics markets. Additionally, we have contracted with a consulting firm to support us with improvements to our processes and performance in various areas including design, sourcing, logistics, pricing, software and standard configuration. For further information regarding this consulting firm, see Note 13 in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In accordance with ASC 205-40, Going Concern, we have evaluated whether there are conditions and events, considered in the aggregate, which raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. Based on our recurring losses from operations, impact of the U.S. Department of Commerce investigation of AD/CVD circumvention claims, the expectation of continued operating losses during 2022, and the need to improve profitability and cash flow to finance our future operations, we determined that there is substantial doubt about our ability to continue as a going concern within twelve months of the issuance date of the accompanying consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty and assumes we will continue as a going concern through the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

As we continue to address these current market challenges, management has also undertaken the following actions:

•
we are in discussions with the lenders of our revolving credit facility to lower the minimum required liquidity amount, which, if successful, could result in additional liquidity;
•
we have initiated a program, as described above, with third party assistance, to improve our operating performance and increase our gross margins;
•
we are freezing non-essential hiring, reducing our travel expenses, decreasing the future use of consultants and deferring non-critical initiatives;
•
we are negotiating improved payment terms with both our customers and vendors;
•
we have initiated frequent, consistent communication with our customers, which has allowed us to resolve issues preventing timely collection of certain outstanding receivables subsequent to March 31, 2022; and
•
we are exploring options to obtain additional sources of capital.

Should we not be successful in executing the above initiatives, or in reducing our historical levels of use of cash to fund our operations, or should market conditions deteriorate significantly from what we currently expect, or regulatory and international trade policies become more stringent as a result of findings from the Department of Commerce's AD/CVD investigation, or other factors, we may need to issue additional debt or obtain new equity financing to fund our operations for the next twelve months. We may be unable to obtain any desired additional financing on terms favorable to us, or at all, depending on market and other conditions. The ability to raise additional financing depends on numerous factors that are outside of our control, including general economic and market conditions, the health of financial institutions, investors' and lenders' assessments of our prospects and the prospects of the solar industry in general.

Statements of cash flows

In connection with preparation of our consolidated financial statements as of and for the year ended December 31, 2021, we identified an error in the classification of offering costs in the statement of cash flows for the three months ended March 31, 2021. Specifically, we incorrectly classified $1.1 million of offering costs paid as an operating cash outflow instead of a financing cash outflow in our previously issued cash flow statement for the three months ended March 31, 2021. Although we have concluded that this error is immaterial to the previously issued financial statements, we have corrected this error in the accompanying condensed consolidated statements of cash flows by revising the operating and financing cash outflows previously reported in our cash flow statement for the three months ended March 31, 2021.

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods (revised as described above):

	Three months ended March 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(53,106)	$(25,904)
Net cash used in investing activities	(186)	(85)
Net cash provided by (used in) financing activities	428	(2,045)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	62	1
Net decrease in cash, cash equivalents and restricted cash	$(52,802)	$(28,033)

Operating activities

During the three months ended March 31, 2022, we used approximately $22.7 million of cash to fund (i) losses on certain of our projects, largely related to increased material and logistics costs due to supply chain disruptions during the past year that were not fully recoverable, (ii) higher personnel and facility-related costs associated with headcount increases, and (iii) increased professional service fees, largely as a result of being a new public company. Economic conditions during 2021 and the first three months of 2022 caused our industry to experience rapid commodity price increases and significant increases in transportation costs during the last twelve months which negatively impacted our margins in the near term and thus, our cash flow from operations.

We are taking steps to diversify our supply chain and implement design changes to lower the material requirements for our trackers in order to mitigate these economic headwinds. We believe this impact to be temporary as we work through our cost improvement roadmap.

A total of approximately $30.4 million was also used during the three months ended March 31, 2022, to fund increases in working capital and other items, largely related to (i) a slowdown in collections from customers during the period and (ii) current period project activity.

During the three months ended March 31, 2021, we used approximately $5.6 million to fund operating expenses as we continued to expand our presence to additional countries. A total of $20.3 million was also used during the three months ended March 31, 2021, to fund increases in working capital, largely related to an increase in revenue recognized in excess of customer billings resulting from project activity levels during the period.

Investing activities

During the three months ended March 31, 2022, we paid approximately $0.5 million, primarily for new lab equipment to be used for product testing, as well as new computer and IT equipment, acquired during the latter part of 2021. Additionally, we received $0.3 million from escrow in connection with our June 2021 sale of Dimension in connection with the subsequent completion of certain construction projects that were in progress at the time of the sale.

During the three months ended March 31, 2021, our capital spending on new equipment was approximately $0.1 million.

Financing activities

During the three months ended March 31, 2022, we received $0.5 million of proceeds from employee exercises of stock options.

During the three months ended March 31, 2021, we paid off the $1.0 million of outstanding borrowings under our Western Alliance Bank revolving line of credit facility and incurred approximately $1.1 million in costs associated with our IPO during the second quarter of 2021.

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

We have not made any draws on the revolving credit facility as of March 31, 2022. However, at March 31, 2022, we did have a $1.9 million in letter of credit outstanding that reduced our available borrowing capacity to approximately $98.1 million.

The facility is secured by a first priority lien on substantially all of our assets, subject to certain exclusions, and customary guarantees. The Credit Agreement, as amended, includes the following financial condition covenants that we are required to satisfy: (i) maintain a minimum liquidity limit of $50 million for each quarter; (ii) maintain a 3.75 times leverage ratio; and (iii) maintain a 1.5 times interest coverage ratio. The leverage and interest coverage ratios will be triggered when we achieve $50 million in adjusted EBITDA over a trailing twelve months, or upon our election if we have achieved positive adjusted EBITDA over a trailing twelve months. Once the leverage and interest coverage ratios are triggered the minimum liquidity limit will not have a minimum limit. Minimum liquidity includes unrestricted cash plus the undrawn balance of the revolving credit facility. The minimum liquidity covenant was the only financial condition covenant we had to satisfy as of the period ended March 31, 2022. As of March 31, 2022, we were in full compliance with our financial condition covenant.

Critical Accounting Policies and Significant Management Estimates

We prepare our interim unaudited condensed consolidated financial statements in accordance with GAAP. The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported revenue and expenses during the period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

We believe that the accounting policies described below involve a significant degree of judgment and complexity. Accordingly, we believe these are the most critical to aid in fully understanding and evaluating our condensed consolidated financial condition and results of operations.

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

Contract accounting: The timing of revenue recognition, billing, and cash collection results in the recognition of accounts receivable, unbilled receivables for revenue recognized in excess of billing, and deferred revenue in the Condensed Consolidated Balance Sheets. We may receive advances or deposits from our customers before revenue is recognized, resulting in contract liabilities, which are reflected as “deferred revenue” on our Condensed Consolidated Balance Sheets.

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

We plan to adopt ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments effective January 1, 2023. For the three months ended March 31, 2022 and 2021 we have utilized the incurred loss model in estimating our allowance for doubtful accounts.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. Solely as a result of the material weaknesses described below, our principal executive officer and principal financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective.

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

Description of material weaknesses

We determined that we had material weaknesses in our internal controls over financial reporting as of December 31, 2021. Specifically, we identified certain control deficiencies in the design and operation of our internal controls over financial reporting that constituted the following material weaknesses:

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

Remediation plan for the material weaknesses

To address our material weaknesses, we have implemented and continue to implement a remediation plan. We have added key personnel with requisite technical knowledge of public company accounting including a Director of SEC Reporting and Technical Accounting, a Director of Tax Accounting and Reporting and a Corporate Controller. We also hired an experienced Director of Internal Audit that reports directly to the audit committee of our board of directors. We hired a Chief Information Officer & Chief Data Officer and a Director of Information Technology to strengthen our information technology infrastructure. During 2021, we implemented Blackline's account reconciliation tool, and ensured segregation of duties for journal entries and account reconciliations. We have been formalizing documentation of accounting and IT policies and internal controls. In addition, a disclosure committee charter was established, and several training sessions related to internal controls and disclosure controls were provided. While we believe these efforts will improve our internal control over financial reporting, the implementation and validation of our remediation is ongoing and may not be sufficient to remediate these weaknesses or to avoid the identification of material weaknesses in the future, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows, including our filing of quarterly or annual reports with the SEC.

Changes in internal control

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report, other than our (i) hiring a new Corporate Controller with public-company accounting experience and a new Chief Information Officer & Chief Data Officer, (ii) implementing a new stock-based compensation reporting system and (iii) establishing controls over tracking and reporting of our stock-based compensation awards that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to routine legal proceedings in the normal course of operating our business. Currently there are no claims or proceedings against us that we believe will have a material adverse effect on our business, financial condition, results of operations or cash flows.

On April 21, 2021, FCX Solar, LLC (“FCX”), filed a lawsuit against us in the United States District Court for the Southern District of New York. The complaint alleged breach of contract, fraud and unjust enrichment claims related to a patent license agreement and consulting relationship between FCX and us. FCX sought damages of approximately $134 million in the lawsuit. On July 2, 2021, we filed a motion to dismiss the fraud and unjust enrichment claims. On July 16, 2021, FCX filed an amended complaint asserting the same claims as the original complaint. On July 22, 2021, we advised the court that FTC would stand on its motion to dismiss, and at the request of the court, we filed a revised motion citing the amended complaint. FCX filed its response on August 19, 2021, and we filed a reply on September 7, 2021. Oral argument on our motion to dismiss was held on February 3, 2022, and the Court granted our motion on February 7, 2022, dismissing FCX's fraud and unjust enrichment claims and leaving only a claim for breach of a license agreement. On April 15, 2022, FCX filed a motion to amend its complaint to add two additional claims for breach of the license agreement and to remove the dismissed claims, including its request for damages of approximately $134 million. We intend to oppose FCX's motion to add new breach of contract claims. On May 29, 2021, FCX filed a separate lawsuit against us in the United States District Court for the Western District of Texas, alleging a claim for patent infringement related to U.S. Patent No. 10,903,782. FCX seeks an unspecified amount of damages, including past and future royalties, and injunctive relief. Our answer to that complaint was filed on June 22, 2021, along with our motion to transfer the patent suit to the Southern District of New York to be consolidated with the New York litigation. FCX filed an amended complaint asserting claims for direct patent infringement, indirect infringement by active inducement, and contributory infringement on July 27, 2021, and we filed our answer to that complaint on August 10, 2021. On October 25, 2021, our motion to transfer the case to the Southern District of New York was granted, and the patent case was consolidated with FCX's contract case on November 19, 2021. Discovery in this consolidated matter is ongoing. We believe the claims asserted in both lawsuits are without merit, and we plan to vigorously defend against them. We and our management considered (a) the facts described above, (b) the preliminary stages of the proceedings and (c) the advice of outside legal counsel on the claims and determined that it is not probable that FCX will prevail on the merits. At this time, we believe that the likelihood of any material loss related to these matters is remote given the strength of our defenses.

ITEM 1A. RISK FACTORS

We are subject to a number of risks that if realized could adversely affect our business, strategies, prospects, financial condition, results of operations and cash flows. Some of the more significant risks and uncertainties we face include those summarized below. The summary below is not exhaustive and is qualified by reference to the full set of risk factors set forth in Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021 ("Annual Report"). Please carefully consider all of the information in this Quarterly Report on Form 10-Q and our Annual Report, including the full set of risks set forth in Item 1A. "Risk Factors" of our Annual Report, and in our other filings with the SEC before making an investment decision regarding us.

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

Additionally, as described further in Note 2 in Part 1, Item 1 under the section "Liquidity" and in Part 1, Item 2 of this Quarterly Report on Form 10-Q under the section "Liquidity and Capital Resources", we have a history of cash outflows to fund operations. At March 31, 2022, we have $22.4 million of available liquidity, after taking into consideration a minimum liquidity covenant in our senior secured revolving credit facility.

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

4.1	**

Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 29, 2021 and incorporated herein by reference)

10.2	**

Amendment No. 1 to Registration Rights Agreement, dated February 17, 2022, by and among FTC Solar, Inc. and certain holders of its capital stock (filed as Exhibit 10.2 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2022 and incorporated herein by reference)

10.4	*	Amendment No. 1 to Senior Secured Revolving Credit Facility, by and among FTC Solar, Inc., as borrower, HSBC Bank USA, N.A. and Barclays Bank PLC, as an issuing lender and as administrative agent.
10.5	*	Employment Agreement by and between FTC Solar, Inc. and Robert Phelps Morris.
31.1	*	Certification of Principal Executive Officer Pursuant to SEC Rule 13a−14(a)/15d−14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer Pursuant to SEC Rule 13a−14(a)/15d−14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)

* Filed herewith

** Incorporated herein by reference

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FTC SOLAR, INC.

Date: May 16, 2022	/s/ Sean Hunkler
Sean Hunkler, Chief Executive Officer

Date: May 16, 2022	/s/ Phelps Morris
Phelps Morris, Chief Financial Officer