Form 10-Q
period 2022-06-30
FTC Solar, Inc.
filed 2022-08-09
CIK 1828161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

As of July 29, 2022, 101,775,152 shares of the registrant's common stock were outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We believe that these factors include, but are not limited to, the factors set forth under the heading “Risk Factors.” In addition, with respect to the acquisition discussed in this Quarterly Report on Form 10-Q, these factors also include risks related to: (1) costs related to the integration of the acquisition, (2) the inability to successfully merge goals and technology with the acquisition company, (3) the ability to recognize the anticipated benefits of the acquisition (including expected orders and revenues for the acquisition company, which are based on our reasonable due diligence of such company and the information and representations that such company has made to us), which may be affected by, among other things, competition, brand recognition, the ability of the combined companies to grow and manage growth profitably and retain their key employees, (4) the failure of the combined companies to effectively scale tracker systems and solutions in certain international markets and (5) changes in applicable laws or regulations that impact the feasibility of the operations of the combined companies. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements.

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

ITEM 1. FINANCIAL STATEMENTS

FTC Solar, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except shares and per share data)	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$66,025	$102,185
Accounts receivable, net	76,004	107,548
Inventories	13,677	8,860
Prepaid and other current assets	13,673	17,186
Total current assets	169,379	235,779
Operating lease right-of-use assets	1,509	1,733
Property and equipment, net	1,436	1,582
Intangible assets, net	1,433	—
Goodwill	7,487	—
Other assets	4,254	3,926
Total assets	$185,498	$243,020
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$34,921	$39,264
Accrued expenses	29,850	47,860
Income taxes payable	166	47
Deferred revenue	6,881	1,421
Other current liabilities	7,073	4,656
Total current liabilities	78,891	93,248
Operating lease liability, net of current portion	1,093	1,340
Deferred income taxes	358	—
Other non-current liabilities	5,157	5,566
Total liabilities	85,499	100,154
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock par value of $0.0001 per share, 10,000,000 shares authorized; none issued as of June 30, 2022 and December 31, 2021	—	—
Common stock par value of $0.0001 per share, 850,000,000 shares authorized; 101,720,174 and 92,619,641 shares issued and outstanding as of June 30, 2022 and December 30, 2021	10	9
Treasury stock, at cost; 10,762,566 shares as of June 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	302,573	292,082
Accumulated other comprehensive income (loss)	124	7
Accumulated deficit	(202,708)	(149,232)
Total stockholders’ equity	99,999	142,866
Total liabilities and stockholders’ equity	$185,498	$243,020

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except shares and per share data)	2022	2021	2022	2021
Revenue:
Product	$9,166	$35,755	$40,134	$92,217
Service	21,555	14,353	40,140	23,598
Total revenue	30,721	50,108	80,274	115,815
Cost of revenue:
Product	16,426	43,878	51,389	98,874
Service	20,807	22,280	44,684	32,872
Total cost of revenue	37,233	66,158	96,073	131,746
Gross profit (loss)	(6,512)	(16,050)	(15,799)	(15,931)
Operating expenses
Research and development	2,711	5,583	5,412	7,537
Selling and marketing	2,927	3,097	4,899	4,197
General and administrative	13,089	47,742	26,907	52,826
Total operating expenses	18,727	56,422	37,218	64,560
Loss from operations	(25,239)	(72,472)	(53,017)	(80,491)
Interest expense, net	(427)	(200)	(722)	(214)
Gain from disposal of investment in unconsolidated subsidiary	—	20,619	337	20,619
Gain on extinguishment of debt	—	—	—	790
Other income (expense)	73	(46)	92	(46)
Loss from unconsolidated subsidiary	—	(136)	—	(354)
Loss before income taxes	(25,593)	(52,235)	(53,310)	(59,696)
(Provision) benefit for income taxes	(90)	(115)	(166)	(96)
Net loss	(25,683)	(52,350)	(53,476)	(59,792)
Other comprehensive income (loss):
Foreign currency translation adjustments	60	7	117	6
Comprehensive loss	$(25,623)	$(52,343)	$(53,359)	$(59,786)
Net loss per share:
Basic	$(0.26)	$(0.61)	$(0.54)	$(0.78)
Diluted	$(0.26)	$(0.61)	$(0.54)	$(0.78)
Weighted-average common shares outstanding:
Basic	100,321,943	86,156,309	99,752,707	76,581,517
Diluted	100,321,943	86,156,309	99,752,707	76,581,517

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Preferred stock		Common stock		Treasury stock
(in thousands, except shares)	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-In capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity (deficit)
Balance as of December 31, 2021	—	$—	92,619,641	$9	10,762,566	$—	$292,082	$7	$(149,232)	$142,866
Shares issued during the period for vested restricted stock awards	—	—	5,311,326	1	—	—	(1)	—	—	—
Issuance of common stock upon exercise of stock options	—	—	1,793,876	—	—	—	428	—	—	428
Stock-based compensation	—	—	—	—	—	—	4,610	—	—	4,610
Net loss	—	—	—	—	—	—	—	—	(27,793)	(27,793)
Other comprehensive loss	—	—	—	—	—	—	—	57	—	57
Balance as of March 31, 2022	—	—	99,724,843	10	10,762,566	—	297,119	64	(177,025)	120,168
Shares issued during the period for vested restricted stock awards	—	—	729,106	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	266,225	—	—	—	86	—	—	86
Shares issued for HX Tracker acquisition	—	—	1,000,000	—	—	—	4,370	—	—	4,370
Stock-based compensation	—	—	—	—	—	—	998	—	—	998
Net loss	—	—	—	—	—	—	—	—	(25,683)	(25,683)
Other comprehensive loss	—	—	—	—	—	—	—	60	—	60
Balance as of June 30, 2022	—	$—	101,720,174	$10	10,762,566	$—	$302,573	$124	$(202,708)	$99,999

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Preferred stock		Common stock		Treasury stock
(in thousands, except shares)	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-In capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity (deficit)
Balance as of December 31, 2020	—	$—	66,155,340	$1	9,896,666	$—	$50,096	$(3)	$(42,643)	$7,451
Shares issued during the period for vested restricted stock awards	—	—	1,169,607	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	152,902	—	—	—	39	—	—	39
Repurchases of treasury stock	—	—	(148,440)	—	148,440	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	449	—	—	449
Net loss	—	—	—	—	—	—	—	—	(7,442)	(7,442)
Other comprehensive loss	—	—	—	—	—	—	—	(1)	—	(1)
Balance as of March 31, 2021	—	—	67,329,409	1	10,045,106	—	50,584	(4)	(50,085)	496
Shares issued during the period for vested restricted stock awards	—	—	2,244,242	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	60,788	—	—	—	11	—	—	11
Repurchases of treasury stock	—	—	(717,460)	—	717,460	—		—	—	—
Impact of stock split	—	—	—	6	—	—	(6)	—	—	—
Issuance of common stock in connection with IPO	—	—	19,840,000	2	—	—	241,153	—	—	241,155
Repurchase and retirement of common stock	—	—	(4,455,384)	(1)	—	—	(54,154)	—	—	(54,155)
Deferred offering costs	—	—	—	—	—	—	(7,093)	—	—	(7,093)
Stock-based compensation	—	—	—	—	—	—	52,701	—	—	52,701
Net loss	—	—	—	—	—	—	—	—	(52,350)	(52,350)
Other comprehensive loss	—	—	—	—	—	—	—	7	—	7
Balance as of June 30, 2021	—	$—	84,301,595	$8	10,762,566	$—	$283,196	$3	$(102,435)	$180,772

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30,
(in thousands)	2022	2021
Cash flows from operating activities
Net loss	$(53,476)	$(59,792)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	5,608	53,150
Depreciation	265	42
Loss from sale of property and equipment	111	—
Amortization of debt issue costs	349	—
Provision for obsolete and slow-moving inventory	12	—
Loss from unconsolidated subsidiary	—	354
Gain from disposal of investment in unconsolidated subsidiary	(337)	(20,619)
Gain on extinguishment of debt	—	(790)
Warranty provision	4,184	1,627
Warranty recoverable from manufacturer	(181)	(511)
Bad debt expense	1,147	23
Lease expense and other non-cash items	384	—
Impact on cash from changes in operating assets and liabilities:
Accounts receivable, net	30,397	(23,270)
Inventories	(4,829)	(6,123)
Prepaid and other current assets	3,586	(23,892)
Other assets	(384)	678
Accounts payable	(3,943)	9,719
Accruals and other current liabilities	(22,127)	190
Accrued interest – related party debt	—	(207)
Deferred revenue	5,460	(14,779)
Other non-current liabilities	(2,334)	224
Lease payments and other, net	(290)	(319)
Net cash used in operating activities	(36,398)	(84,295)
Cash flows from investing activities:
Purchases of property and equipment	(683)	(293)
Proceeds from sale of property and equipment	53	—
Acquisitions, net of cash acquired	18	—
Proceeds from disposal of investment in unconsolidated subsidiary	337	22,122
Net cash provided by (used in) investing activities	(275)	21,829
Cash flows from financing activities:
Repayments of borrowings	—	(1,000)
Repurchase and retirement of common stock held by related parties	—	(54,155)
Offering costs paid	—	(5,334)
Deferred financing costs for revolving credit facility	—	(1,959)
Proceeds from stock issuance	—	241,207
Proceeds from stock option exercises	514	—
Net cash provided by financing activities	514	178,759
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	6
Net increases (decrease) in cash, cash equivalents and restricted cash	(36,160)	116,299
Cash, cash equivalents and restricted cash at beginning of period	102,185	33,373
Cash, cash equivalents and restricted cash at end of period	$66,025	$149,672

Supplemental disclosures of cash flow information:
Purchases of property and equipment included in ending accounts payable and accruals	$78	$154
HX Tracker purchase price included in ending accruals	$4,347	$—
Offering costs in period end accruals	$—	$619
Commencement of new operating leases	$—	$639
Cash paid during the period for third party interest	$403	$247
Cash paid during the period for taxes	$146	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Description of business

FTC Solar, Inc. (the “Company”, “we”, “our”, or “us”) was founded in 2017 and is incorporated in the state of Delaware. We are a global provider of advanced solar tracker systems, supported by proprietary software and value-added engineering services. Our mission is to provide differentiated products, software, and services that maximize energy generation and cost savings for our customers, and to help facilitate the continued growth and adoption of solar power globally. Trackers significantly increase the amount of solar energy produced at a solar installation by moving solar panels throughout the day to maintain an optimal orientation relative to the sun. Our primary tracker system is currently marketed under the Voyager brand name (“Voyager”). Voyager is a next-generation two-panel in-portrait single-axis tracker solution that we believe offers industry-leading performance and ease of installation. With our acquisition of HX Tracker in June 2022, we now also offer a one-panel tracker solution under the brand name Helios. We have a team of dedicated renewable energy professionals with significant project installation experience focused on delivering cost reductions to our U.S. and worldwide clients across the solar project development and construction cycle. Our solar solutions span a range of applications, including ground mount, tracker, canopy, and rooftop. The Company is headquartered in Austin, Texas, and has international subsidiaries in Australia, China, India, Singapore, and South Africa.

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

2. Summary of significant accounting policies

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements include the results of the Company and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments have been made that are considered necessary for a fair statement of our financial position as of June 30, 2022, and December 31, 2021, our results of operations for the three and six months ended June 30, 2022 and 2021, and our cash flows for the six months ended June 30, 2022 and 2021. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the Company’s audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. Intercompany balances and transactions have been eliminated in consolidation.

Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with GAAP have been omitted from these interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as updated in our Current Report on Form 8-K filed June 13, 2022.

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

We currently operate in one business segment, the manufacturing and servicing of solar tracker systems.

Liquidity

We have incurred cumulative losses since inception, resulting in an accumulated deficit of $202.7 million at June 30, 2022, and have a history of cash outflows from operations. During the year ended December 31, 2021, and the six months ended June 30, 2022, we had $132.9 million and $36.4 million, respectively, of cash outflow from operations. At June 30, 2022, we had $66.0 million of cash on hand, $90.5 million of working capital and approximately $98.1 million of unused borrowing capacity under our existing revolving credit facility. The revolving credit facility includes a financial condition covenant stating we are required to have a minimum liquidity, consisting of cash on hand and unused borrowing capacity, of $50.0 million as of each quarter end through March 31, 2023. After considering this financial condition covenant, we had approximately $114.1 million of available liquidity as of June 30, 2022, in order to retain access to our revolving credit facility. Additionally, we had no long-term borrowings or other material obligations requiring the use of cash as of June 30, 2022.

On March 25, 2022, the U.S. Department of Commerce, in response to a petition by Auxin Solar, Inc., initiated an investigation of claims related to alleged circumvention of U.S. antidumping and countervailing duties ("AD/CVD") by solar manufacturers in certain Southeast Asian countries in an effort to determine whether or not solar cells and/or modules made in those Southeast Asian nations use parts originating from China in order to circumvent the AD/CVD tariffs. This decision resulted in some developers deferring projects later in the year due to the uncertainty of panel supply and costs, which has negatively impacted our current period revenues and cash flows and is expected to continue to negatively impact our anticipated revenues and our cash flows for some portion of the remainder of the year. On June 6, 2022, it was announced pursuant to the U.S. Defense Production Act, that President Biden had issued an executive order to allow U.S. solar deployers the ability to import solar modules and cells from Cambodia, Malaysia, Thailand and Vietnam free from certain duties for 24 months, along with other actions taken to accelerate U.S. domestic production of clean energy technologies. U.S. developers are now looking to reactivate projects they were pushing out and we expect this will increase demand for solar trackers in the U.S. in 2023.

Our costs are affected by certain component costs including steel, motors and micro-chips, as well as transportation costs. Current market conditions that constrain supply of materials and disrupt the flow of materials from international vendors impact the cost of our products and services. These cost increases impact our operating margins. We have taken steps to expand and diversify our manufacturing partnerships and have employed alternative modes of transportation to mitigate the impact of the current headwinds in the global supply chain and logistics markets. Although overall transportation costs are higher than one year ago, there has been a decline in recent months in costs for both charter vessels and in the premium container market, as well as an easing of congestion in U.S. ports. However, recent COVID shutdowns in China have created a backlog of exports and increased demand for container shipments from China. We continue to monitor the logistics markets and will adjust our use of various modes of transportation if and when warranted to optimize our transportation costs. Additionally, in February 2022, we contracted with a related-party consulting firm to support us with ongoing improvements to our processes and performance in various areas including design, sourcing, logistics, pricing, software and standard configuration. For further information regarding this consulting firm, see "Note 14. Related party transactions".

In accordance with ASC 205-40, Going Concern, we have evaluated whether there are conditions and events, considered in the aggregate, which raise substantial doubt about our ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued. During the second quarter of 2022, the Biden Administration announced a two-year moratorium on duties from importing solar modules and cells from certain countries as described above, which we believe has reduced the level of uncertainty among solar project owners and developers with regard to new project development. We also took significant actions to address the current market challenges through the following:

•
certain members of our senior management team have foregone certain cash compensation in exchange for equity compensation;
•
we have frozen non-essential hiring, reduced our travel expenses, and have decreased the future use of consultants and are deferring non-critical initiatives;
•
we have emphasized cash collections from customers during Q2, and continue to negotiate improved payment terms with both our customers and vendors;
•
we have initiated frequent, consistent communication with our customers, which has allowed us to resolve issues preventing timely collection of certain past due outstanding receivables; and
•
we continue to explore options to obtain additional sources of capital through either the issuance of new debt or equity. For example, we executed Amendment No. 2 to our existing revolving credit facility in June 2022, as described further in Note 10 below, which has increased available liquidity under our credit facility through March 31, 2023.

Management believes that our existing capital, which includes cash on hand, as well as our unused borrowing capacity under our revolving credit facility is sufficient for us to fund our operations for at least one year from the date of issuance of these consolidated financial statements. Accordingly, the accompanying financial statements assume we will continue as a going concern through the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

While we have achieved success in executing certain of the initiatives above, we continue to work to further reduce our use of cash to fund our operations. We expect the two-year moratorium on duties announced by President Biden in June 2022 to reduce the level of uncertainty in the market due to the ongoing AD/CVD investigation by the U.S. Department of Commerce, as described above. At the same time, however, the Uyghur Forced Labor Prevention Act, or UFLPA, became effective in June 2022, resulting in new rules for module importers and reviews by U.S. Customs and Border Patrol. There is still uncertainty in the market around achieving full compliance with UFLPA, whether related to sufficient traceability of materials or other factors. Once there is additional clarity around this, and customers get line-of-sight to module deliveries, we believe the market will see a swift and substantial recovery. One other potential change is the proposed "Inflation Reduction Act", which includes incentives and an extension of the investment tax credit. While there are already many underlying drivers of growth in the solar industry, we believe this bill would serve to further bolster and extend future demand. However, the expected positive impact on demand for our products may take longer than expected to occur. In addition, market conditions could deteriorate significantly from what we currently expect, and regulatory and international trade policies could become more stringent as a result of (i) findings from the Department of Commerce's AD/CVD investigation, (ii) the level of enforcement of regulations issued under UFLPA, and (iii) other factors, which may result in a need for us to issue additional debt or obtain new equity financing to fund our operations beyond the next twelve months. We may be unable to obtain any desired additional financing on terms favorable to us, or at all, depending on market and other conditions. The ability to raise additional financing depends on numerous factors that are outside of our control, including macroeconomic factors such as the impact of the COVID 19 pandemic, inflation and the ongoing conflict in the Ukraine, market conditions, the health of financial institutions, investors' and lenders' assessments of our prospects and the prospects of the solar industry in general.

Use of estimates

Preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported revenue and expenses during the period. Estimates are used for calculating the measure of progress of our solar tracker projects and deriving the standalone selling prices of the individual performance obligations when determining amounts to recognize for revenue, estimating allowances for doubtful accounts and slow-moving and obsolete inventory, determining useful lives of noncurrent assets and the estimated fair value of those assets for impairment assessments, and estimating the fair value of investments, stock compensation awards, warranty liabilities and federal and state taxes and contingencies. We base our estimates on historical experience and anticipated results, trends, and various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. Actual results could differ from those estimates.

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

The Company’s accounts receivables are derived from revenue earned from customers primarily located in the U.S., Australia and in the Asia Pacific region. No countries other than the U.S. and Australia account for 10% or more of our revenue. Most of our customers are project developers, solar asset owners and engineering, procurement and construction (“EPC”) contractors that design and build solar energy projects. Often times, a small number of customers account for a significant portion of our outstanding receivables at period end and our total revenue for the year.

Cash and cash equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. We regularly maintain cash balances that exceed federally insured amounts, but we have experienced no losses associated with these amounts to date.

Accounts receivable, net

Trade receivables are recorded at invoiced amounts, net of allowances for doubtful accounts, if applicable, and do not bear interest. We generally do not require collateral from our customers; however, in certain circumstances, we may require letters of credit, other collateral, additional guarantees or advance payments. The allowance for doubtful accounts is based on our assessment of the collectability of our customer accounts. We regularly review our accounts receivable that remain outstanding past their applicable payment terms and establish allowances or make potential write-offs by considering certain factors such as historical experience, industry data, credit quality, age of balances and current economic conditions that may affect a customers’ ability to pay.

Receivables arising from revenue recognized in excess of billings represents our unconditional right to consideration before customers are invoiced due to the level of progress obtained as of period end on our contracts to install tracker systems and related equipment. Further information may be found below in our revenue recognition policy.

Inventories, net

Inventories are stated at the lower of cost or net realizable value, with costs computed on a first-in, first-out basis. The Company periodically reviews its inventories for excess and obsolete items and adjusts carrying costs to estimated net realizable values when they are determined to be less than cost.

Goodwill

We recognize goodwill as the excess of the purchase price over the estimated fair value of the identified assets and liabilities acquired in a business combination accounted for using the acquisition method. Goodwill is not amortized but is subject to a periodic assessment for impairment at least annually, or whenever events and circumstances indicate an impairment may exist.

Warranty

Typically, the sale of solar tracker projects includes parts warranties to customers as part of the overall price of the product. We provide standard assurance type warranties for our products for periods generally ranging from two to ten years. We record a provision for estimated warranty expenses in cost of sales, net of amounts recoverable from manufacturers under their warranty obligations to us. We do not maintain general or unspecified reserves; all warranty reserves are related to specific projects. All actual or estimated material costs incurred for warranty services in subsequent periods are charged to those established reserves.

While we periodically monitor our warranty activities and claims, if actual costs incurred were to be different from our estimates, we would recognize adjustments to our warranty reserves in the period in which those differences arise or are identified.

Stock-based compensation

We recognize compensation expense for all share-based payment awards made, including stock options and restricted stock, based on the estimated fair value of the award on the grant date, in the accompanying condensed consolidated statements of comprehensive loss. We calculate the fair value of stock options using the Black-Scholes Option-Pricing model for awards with service-based vesting or through use of a lattice model or a Monte Carlo simulation for awards with market conditions. The fair value of restricted stock grants is based on the estimated fair value of the Company's common stock on the date of grant. Since completion of our IPO, we consider the closing price of our stock, as reported on the Nasdaq Global Market, to be the fair value of our stock on the grant date.

Forfeitures are accounted for as they occur. For service-based awards, stock-based compensation is recognized using the straight-line attribution approach over the requisite service period. For performance-based awards, stock-based compensation is recognized based on graded vesting over the requisite service period when the performance condition is probable of being achieved.

Revenue recognition

Product revenue includes revenue from the sale of solar tracker systems and customized components of those systems, individual part sales for certain specific transactions, and sale of term-based software licenses. Term-based software licenses are deployed on the customers’ own servers and have significant standalone functionality.

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

Contracts we enter into with our customers for sale of solar tracker systems are generally under two different types of arrangements: (1) purchase agreements and equipment supply contracts (“Purchase Agreements”) and (2) sale of individual parts for those systems.

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

Our Purchase Agreements typically include two performance obligations- 1) our solar tracker systems or customized components of those systems, and 2) shipping and handling services. The deliverables included as part of our solar tracker systems are predominantly accounted for as one performance obligation, as these deliverables are part of a combined promise to deliver a project.

The revenue for shipping and handling services will be recognized over time based on progress in meeting shipping terms of the arrangements, as this faithfully depicts the Company’s performance in transferring control.

Sale of individual parts of our solar tracker systems for certain specific transactions includes multiple performance obligations consisting of individual parts of those systems. Revenue is recognized for parts sales at a point in time when the obligations under the terms of the contract with our customer are satisfied. Generally, this occurs with the transfer of control of the asset, which is in line with shipping terms.

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

We use the expected cost-plus margin approach based on hardware, labor, and related overhead cost to estimate the standalone selling price of our solar tracker systems, customized components of those systems, and individual parts for certain specific transactions. We use the adjusted market assessment approach for all other performance obligations except shipping, handling, and logistics. For shipping, handling, and logistics performance obligations, we use a residual approach to calculate the standalone selling price, because of the nature of the highly variable and broad range of prices we charge to various customers for this performance obligation in the contracts.

Recognize revenue when or as the Company satisfies a performance obligation: For each performance obligation identified, we determine at contract inception whether we satisfy the performance obligation over time or at a point in time. The performance obligations in the contracts for our solar tracker systems and customized components of those systems are satisfied over-time as work progresses, utilizing an input measure of progress determined by cost-to-cost measures on these projects as this faithfully depicts our performance in transferring control. Additionally, our performance does not create an asset with an alternative use, due to the highly customized nature of the product, and we have an enforceable right to payment for performance completed to date. Our performance obligations for individual part sales for certain specific transactions are recognized point-in-time as and when control transfers based on the Incoterms for the contract. Our performance obligations for term-based software licenses are recognized point-in-time as and when control transfers, either upon delivery to the customer or the software license start date, whichever is later. Our performance obligation for shipping and handling services is satisfied over-time as the services are delivered over the term of the contract. We recognize subscription services sales/other services on a straight-line basis over the contract period. With regard to support revenue, a time-elapsed method is used to measure progress because we transfer control evenly over the contractual period. Accordingly, the fixed consideration related to support revenue is generally recognized on a straight-line basis over the contract term.

Contract assets and liabilities: The timing of revenue recognition, billing, and cash collection results in the recognition of accounts receivable, unbilled receivables for revenue recognized in excess of billings, and deferred revenue in the Condensed Consolidated Balance Sheets. We may receive advances or deposits from our customers before revenue is recognized, resulting in contract liabilities, which are reflected as “deferred revenue” on our Condensed Consolidated Balance Sheets.

Cost of revenue consists primarily of costs related to raw materials, freight and delivery, product warranty, and personnel costs (salaries, bonuses, benefits, and stock-based compensation). Personnel costs in cost of revenue include both direct labor costs as well as costs attributable to any individuals whose activities relate to the procurement, installment, and delivery of the finished product and services. Personnel costs during 2021 are reported net of federal employee retention credits received. Deferred cost of revenue results from the timing differences between the costs incurred in advance of the satisfaction of all revenue recognition criteria consistent with our revenue recognition policy.

Revisions of previously issued financial statements

In connection with the preparation of the Company's financial statements as of and for the three months ended September 30, 2021, the Company identified an error in the basic and diluted earnings per share ("EPS") calculation for the three and six months ended June 30, 2021. Specifically, the Company incorrectly omitted from the basic and diluted weighted-average shares outstanding calculation shares of common stock underlying RSU's that became fully vested during the period but had not yet been settled through the legal issuance of common stock. Additionally, the Company identified that it overstated stock-based compensation expense by $3.5 million for the three and six months ended June 30, 2021 due to an error in the calculation of expense related to grantees' RSU awards. Although the Company concluded that these errors were immaterial to the previously issued interim financial statements, the Company has corrected the errors in these condensed consolidated financial statements by revising the previously issued unaudited condensed consolidated financial statements as of June 30, 2021 and for the three and six months ended June 30, 2021.

The following table summarizes the effect of the revision in these condensed consolidated financial statements on the affected financial statement line items within the previously reported unaudited condensed consolidated financial statements as of the date and the periods indicated. The errors had no impact on total cash flows from operating, investing, or financing activities for the six months ended June 30, 2021, but did impact line items in the indirect method of operating cash flow presentation as shown below:

	As of and for the three months ended June 30, 2021			As of and for the six months ended June 30, 2021
(in thousands, except shares and per share data)	As originally reported	Adjustments	As revised	As originally reported	Adjustments	As revised
Condensed Consolidated Balance Sheet
Additional paid-in capital	$286,687	$(3,491)	$283,196	$286,687	$(3,491)	$283,196
Accumulated deficit	(105,926)	3,491	(102,435)	(105,926)	3,491	(102,435)
Condensed Consolidated Statement of Comprehensive Loss
Cost of revenue - Product	$43,885	$(7)	$43,878	$98,881	$(7)	$98,874
Research and development	5,585	(2)	5,583	7,539	(2)	7,537
Selling and marketing	3,258	(161)	3,097	4,358	(161)	4,197
General and administrative	51,063	(3,321)	47,742	56,147	(3,321)	52,826
Total operating expenses	59,906	(3,484)	56,422	68,044	(3,484)	64,560
Loss from operations	(75,963)	3,491	(72,472)	(83,982)	3,491	(80,491)
Loss before income taxes	(55,726)	3,491	(52,235)	(63,187)	3,491	(59,696)
Net loss	(55,841)	3,491	(52,350)	(63,283)	3,491	(59,792)
Comprehensive loss	(55,834)	3,491	(52,343)	(63,277)	3,491	(59,786)
Net loss per share - basic	(0.70)	0.09	(0.61)	(0.87)	0.09	(0.78)
Net loss per share - diluted	(0.70)	0.09	(0.61)	(0.87)	0.09	(0.78)
Weighted-average common shares outstanding - basic	79,229,174	6,927,135	86,156,309	73,106,935	3,474,582	76,581,517
Weighted-average common shares outstanding - diluted	79,229,174	6,927,135	86,156,309	73,106,935	3,474,582	76,581,517
Condensed Consolidated Statement of Stockholders' Equity
Additional paid-in capital	$286,687	$(3,491)	$283,196	$286,687	$(3,491)	$283,196
Accumulated deficit	(105,926)	3,491	(102,435)	(105,926)	3,491	(102,435)
Net loss	(55,841)	3,491	(52,350)	(63,283)	3,491	(59,792)
Stock-based compensation	56,192	(3,491)	52,701	56,641	(3,491)	53,150
Condensed Consolidated Statement of Cash Flows
Net loss	N/A	N/A	N/A	$(63,283)	$3,491	$(59,792)
Stock-based compensation	N/A	N/A	N/A	56,641	(3,491)	53,150
Note 15 - Net loss per share
Net loss	$(55,841)	$3,491	$(52,350)	$(63,283)	$3,491	$(59,792)
Weighted-average common shares outstanding - basic	79,229,174	6,927,135	86,156,309	73,106,935	3,474,582	76,581,517
Weighted-average common shares outstanding - diluted	79,229,174	6,927,135	86,156,309	73,106,935	3,474,582	76,581,517
Net loss per share - basic	(0.70)	0.09	(0.61)	(0.87)	0.09	(0.78)
Net loss per share - diluted	(0.70)	0.09	(0.61)	(0.87)	0.09	(0.78)
Shares of common stock issuable upon vesting of restricted stock awards	N/A	N/A	N/A	15,078,870	(9,884,742)	5,194,128
Potential common shares excluded from diluted net loss per share	N/A	N/A	N/A	23,231,229	(9,884,742)	13,346,487

Recent accounting pronouncements adopted and not yet adopted

Adopted

We adopted Accounting Standards Update ("ASU") 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contract in an Entity's Own Equity, effective January 1, 2022. This standard had no impact on our financial position or results operations at the time of adoption.

Not yet adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets and requires the use of an expected loss model in place of the currently used incurred loss method. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The update to the standard is effective for the Company for its fiscal year beginning after December 15, 2022, to the extent the Company remains an emerging growth company, and early adoption is permitted. We do not expect the adoption of ASU 2016-13 to have a material impact on our consolidated financial statements.

3. Acquisition

On June 14, 2022, we closed on the acquisition of all of the outstanding stock of Shanghai Han Xiang New Energy Technology Co., Ltd. ("HX Tracker"), a China-based supplier of 1P tracker systems in order to extend our international market presence. The purchase price included approximately $3.5 million of cash, paid in July 2022, and the issuance in June 2022 of 1,000,000 shares of the Company's common stock valued at approximately $4.4 million. In addition, as part of the purchase price, we agreed to repay, in the third quarter of 2022, the existing debt of HX Tracker owed to the previous owners, totaling approximately $0.8 million. The goodwill recognized as part of the acquisition is attributable to expected synergies in the acquired company's tracker offering and cross selling opportunities in various international markets and is not deductible for tax purposes. We have accrued $4.3 million for the required cash payments in our Condensed Consolidated Balance Sheet as of June 30, 2022. The results of operations of HX Tracker, which are not material, have been included in our consolidated financial statements since the date of acquisition.

Certain former key employees of HX Tracker became employees of the Company following the closing and were eligible to receive up to 2.2 million restricted stock unit awards, with vesting based on either performance or service conditions over a 2 to 4-year period. These awards require continuous employment during their term, subject to certain conditions as defined in the award, and are being accounted for as post combination expense recognized over the required service period based on the current expectation that all performance conditions will be met.

The preliminary allocation of the purchase price was as follows:

(in thousands)	June 14, 2022
Cash	$18
Prepaids and other current assets	17
Intangible assets, net	1,425
Goodwill	7,447
Deferred tax asset	221
Accrued expenses	(55)
Deferred tax liability	(356)
Total purchase price	$8,717

We are still in the process of finalizing the fair value of the acquired intangible assets and liabilities, which could impact the final purchase price allocation. We plan to complete this evaluation as soon as possible, but no later than one year from the acquisition date.

The acquired intangible assets relate to developed technology for a 1P tracker system, under the brand name Helios, offered by HX Tracker. We will amortize the acquired technology over its estimated useful life of approximately 2.5 years.

During the six months ended June 30, 2022, activity in our goodwill balance was as follows:

(in thousands)	Six months ended June 30, 2022
Balance at December 31, 2021	$—
Addition due to HX Tracker acquisition	7,447
Translation	40
Balance at June 30, 2022	$7,487

4. Accounts receivable, net

Accounts receivable consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Trade receivables	$57,992	$38,597
Revenue recognized in excess of billings	19,670	72,676
Other receivables	-	147
Total	77,662	111,420
Allowance for doubtful accounts	(1,658)	(3,872)
Accounts receivable, net	$76,004	$107,548

Included in total receivables above are amounts billed under retainage provisions totaling $5.2 million and $11.6 million as of June 30, 2022, and December 31, 2021, respectively, which are due within the upcoming year.

5. Inventories, net

Inventories consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Finished goods	$13,779	$8,950
Allowance for slow-moving and obsolete inventory	(102)	(90)
Total	$13,677	$8,860

6. Prepaid and other current assets

Prepaid and other current assets consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Vendor deposits	$6,573	$13,098
Prepaid expenses	5,395	2,301
Prepaid taxes	321	269
Surety collateral	208	460
Other current assets	1,176	1,058
Total	$13,673	$17,186

7. Leases

We lease office and warehouse space in various locations, including our corporate headquarters in Austin, Texas. Additionally, we lease space for an applications laboratory and have a membership in a collaborative research facility in Colorado. All of our manufacturing is outsourced to contract manufacturing partners, and we currently do not own or lease any manufacturing facilities.

Our lease expense consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Operating lease cost	$186	$118	$384	$196
Short-term lease cost	95	12	210	75
Total lease cost	$281	$130	$594	$271

Reported in:
Cost of revenue	$165	$59	$358	$120
Research and development	14	15	22	21
Selling and marketing	13	—	13	1
General and administrative	89	56	201	129
Total lease cost	$281	$130	$594	$271

Future remaining operating lease payment obligations were as follows:

(in thousands)	June 30, 2022
2022	$283
2023	520
2024	511
2025	446
2026	55
Thereafter	-
Total lease payments	1,815
Less: imputed interest	(278)
Present value of operating lease liabilities	$1,537

Current portion of operating lease liability	$444
Operating lease liability, net of current portion	1,093
Present value of operating lease liabilities	$1,537

8. Property and equipment, net

Property and equipment consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Leasehold improvements	$22	$22
Field equipment	706	833
Information technology equipment	279	182
Tooling	664	543
Capitalized software	250	250
Total	1,921	1,830
Accumulated depreciation	(485)	(248)
Property and equipment, net	$1,436	$1,582

9. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Accrued cost of revenue	$14,415	$43,185
Accrued compensation	5,248	981
Other accrued expenses	10,187	3,694
Total accrued expenses	$29,850	$47,860

Warranty reserves	$6,290	$4,032
Current portion of operating lease liability	444	452
Non-federal tax obligations	339	172
Total other current liabilities	$7,073	$4,656

Other accrued expenses include amounts due for (i) the acquisition of HX Tracker, (ii) legal and other costs associated with outstanding legal matters and (iii) other professional services.

We provide standard warranties on our hardware products to customers. The liability amount is based on actual historical warranty spending activity by type of product, customer and geographic region, modified by any known differences such as the impact of expected remediation activities or reliability improvements.

Activity by period in the Company's warranty accruals was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Balance at beginning of period	$9,236	$6,359	$9,346	$6,811
Warranties issued during the period(a)	3,668	554	4,184	2,108
Settlements made during the period	(959)	(1,072)	(1,380)	(2,891)
Changes in liability for pre-existing warranties	(501)	(294)	(706)	(481)
Balance at end of period	$11,444	$5,547	$11,444	$5,547

Accrued warranty balance reported in:
Other current liabilities	$6,290	$1,742	$6,290	$1,742
Other non-current liabilities	5,154	3,805	5,154	3,805
Balance at end of period	$11,444	$5,547	$11,444	$5,547
(a) - Inclusive of accruals for expected remediation activities

10. Debt

On April 30, 2021, we entered into a Senior Secured Revolving Credit Facility with various lenders, including Barclays Bank PLC, as issuing lender, the swingline lender and as administrative agent (the "Credit Facility Agreement").

On June 2, 2022, we entered into Amendment No. 2 to the Credit Facility Agreement (the "Amendment") which, among other things, amended certain terms of the Credit Facility Agreement, including without limitation, to (i) reduce the minimum liquidity level in the minimum liquidity financial covenant from $125.0 million to $50.0 million until March 31, 2023 and (ii) set forth additional financial condition covenants and reporting requirements that apply if the Company does not maintain specified minimum liquidity from the effectiveness of the Amendment until the earlier of (x) March 31, 2023 and (y) the occurrence of certain specified conditions. The new financial condition covenants include the following: (i) if loans are outstanding, (x) the Company shall not have more than $25.0 million in unrestricted cash and cash equivalents for longer than three business days and (y) the ratio of the amount of (A) 75% of specified third party accounts receivables to (B) outstanding loans shall not be less than 1.10:1.00 at the end of each month and (ii) the Company shall limit the amount of cash it pays to third parties (net of all cash received by the Company (subject to certain exclusions)) to not more than $50.0 million, with the financial covenants described in the foregoing clauses (i)(y) and (ii) only being applicable if the Company fails to maintain specified minimum liquidity, with the Company currently maintaining such specified minimum liquidity as of June 30, 2022. Additionally, prior to March 31, 2023, the Company and its restricted subsidiaries under the Credit Facility Agreement are not permitted to (i) incur additional indebtedness for borrowed money, other than through the Credit Facility Agreement or specified permitted unsecured debt, or (ii) pay dividends, subject to specified exceptions. The Amendment also sets forth certain informational rights of the lenders.

11. Income taxes

For the three months ended June 30, 2022 and 2021, we recorded net income tax expense of $0.09 million and $0.12 million, respectively and for the six months ended June 30, 2022 and 2021, we recorded net income tax expense of $0.17 million and $0.10 million, respectively, all of which were lower than the statutory rate of 21%, primarily due to a valuation allowance established against the U.S. deferred tax assets.

We have had no material change in our unrecognized tax benefits since December 31, 2021. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of June 30, 2022 and December 31, 2021, we had no accrued interest or penalties related to unrecognized tax benefits.

12. Commitments and contingencies

The Company may be involved in various claims, lawsuits, investigations, and other proceedings, arising in the normal course of business. The Company accrues a liability when management believes information available prior to the issuance of financial statements indicates it is probable a loss has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. Where the reasonable estimate of the probable loss is a range, the Company records as an accrual in its financial statements the most likely estimate of the loss, or the low end of the range if there is no one best estimate. The Company adjusts its accruals to reflect the impact of negotiation, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Legal costs are expensed as incurred.

On April 21, 2021, FCX Solar, LLC (“FCX”), filed a lawsuit against us in the United States District Court for the Southern District of New York. The complaint alleged breach of contract, fraud and unjust enrichment claims related to a patent license agreement and consulting relationship between FCX and us. FCX sought damages of approximately $134 million in the lawsuit. On July 2, 2021, we filed a motion to dismiss the fraud and unjust enrichment claims. On July 16, 2021, FCX filed an amended complaint asserting the same claims as the original complaint. On July 22, 2021, we advised the court that FTC would stand on its motion to dismiss, and at the request of the court, we filed a revised motion citing the amended complaint. FCX filed its response on August 19, 2021, and we filed a reply on September 7, 2021. Oral argument on our motion to dismiss was held on February 3, 2022, and the Court granted our motion on February 7, 2022, dismissing FCX's fraud and unjust enrichment claims and leaving only a claim for breach of a license agreement. On May 29, 2021, FCX filed a separate lawsuit against us in the United States District Court for the Western District of Texas, alleging a claim for patent infringement related to U.S. Patent No. 10,903,782. FCX seeks an unspecified amount of damages, including past and future royalties, and injunctive relief. Our answer to that complaint was filed on June 22, 2021, along with our motion to transfer the patent suit to the Southern District of New York to be consolidated with the New York litigation. FCX filed an amended complaint asserting claims for direct patent infringement, indirect infringement by active inducement, and contributory infringement on July 27, 2021, and we filed our answer to that complaint on August 10, 2021. On October 25, 2021, our motion to transfer the case to the Southern District of New York was granted, and the patent case was consolidated with FCX's contract case on November 19, 2021. On April 15, 2022, FCX moved for leave to file a second amended complaint to add additional breach of contract claims related to the patent license agreement. We opposed the motion on April 29, 2022, and FCX filed its reply on May 6, 2022. The Court has not yet ruled on FCX's motion. On March 7, 2022, FCX filed its opening claim construction brief. We filed our rebuttal claim construction brief on April 7, 2022, and FCX filed its reply on April 18, 2022. The Court held a hearing on claim construction on June 1, 2022. On June 16, 2022, the Court issued its claim construction order, adopting FCX's claim constructions for the disputed claim terms. Discovery in this consolidated matter is ongoing. On June 2, 2022, we filed a petition for Inter Partes review of FCX's U.S. Patent No. 10,903,782 before the U.S. Patent and Trademark Office Patent Trial and Appeal Board. We believe the claims asserted in both lawsuits brought by FCX are without merit, and we plan to vigorously defend against them. Because litigation is subject to inherent uncertainties, and unfavorable rulings or developments could occur despite our belief that the claims asserted are without merit, there can be no certainty that the Company may not ultimately incur charges in excess of presently recorded liabilities. Since the outcome of these matters cannot be predicted with certainty, the costs associated with them could have a material adverse effect on our consolidated results of operations, financial position or liquidity.

13. Stock-based compensation

Stock compensation expense for each period was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2022	2021	2022	2021
Cost of revenue	$1,059	$7,163	$1,368	$7,229
Research and development	459	3,711	647	3,725
Selling and marketing	502	1,798	1,032	1,807
General and administrative	1,118	40,029	4,701	40,389
Total stock compensation expense	$3,138	$52,701	$7,748	$53,150

14. Related party transactions

In February 2022, we engaged Fernweh Engaged Operator Company LLC (“FEOC”) to support us with improvements to our processes and performance in various areas including design, sourcing, logistics, pricing, software and standard configuration. The consideration for such engagement is a combination of (i) quarterly cash payments through mid-2023, (ii) stock options that are time-based vested through the second quarter of 2023, and (iii) options with vesting tied to achievement of certain performance metrics based on our stock price. The foregoing transaction constitutes a related person transaction under our policies and procedures as South Lake One LLC, an entity affiliated with Isidoro Quiroga Cortés, a member of our board of directors, and a holder of more than 5% of our outstanding capital stock, is an investor in Fernweh Group LLC (“Fernweh Group”), the parent entity of FEOC. Also, Aequanimitas Limited Partnership and Discrimen LLC are investors in Fernweh Group, and Isidoro Quiroga Cortés is affiliated with those entities. Isidoro Quiroga Cortés is also on the board of Fernweh Group. For the three and six months ended June 30, 2022, we incurred $0.9 million and $2.1 million, respectively, of general and administrative expense associated with our engagement of FEOC. Cash payments during the three and six months ended June 30, 2022, totaled $1.7 million.

15. Net loss per share

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net loss (in thousands)	$(25,683)	$(52,350)	$(53,476)	$(59,792)
Weighted average shares outstanding for calculating basic and diluted loss per share	100,321,943	86,156,309	99,752,707	76,581,517
Basic and diluted loss per share	$(0.26)	$(0.61)	$(0.54)	$(0.78)

For purposes of computing diluted loss per share, weighted average common shares outstanding do not include potentially dilutive securities that are anti-dilutive, as shown below.

	As of June 30,
	2022	2021
Anti-dilutive securities excluded from calculating dilutive loss per share:
Shares of common stock issuable under stock option plans outstanding	8,151,733	8,152,359
Shares of common stock issuable upon vesting of restricted stock units	7,818,475	5,194,128
Potential common shares excluded from diluted net loss per share calculation	15,970,208	13,346,487

16. Subsequent events

On July 1, 2022, we closed on an acquisition of certain assets from Standard Sun, Inc. relating to their pile testing and equipment installation business. Total purchase price was approximately $0.8 million. Two employees of this business became employees of the Company following the acquisition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included in Item 1 of this Form 10-Q and along with information included in our Annual Report on Form 10-K for the year ended December 31, 2021, as updated in our Current Report on Form 8-K filed June 13, 2022. In addition to historical financial information, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in Part I, Item 1A. "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2021. Additionally, our historical results are not necessarily indicative of the results that may be expected in any future period.

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

Overview

FTC Solar, Inc. (the “Company”, “we”, “our”, or “us”) was founded in 2017 and is incorporated in the state of Delaware. We are a global provider of advanced solar tracker systems, supported by proprietary software and value-added engineering services. Our mission is to provide differentiated products, software, and services that maximize energy generation and cost savings for our customers, and to help facilitate the continued growth and adoption of solar power globally. Trackers significantly increase the amount of solar energy produced at a solar installation by moving solar panels throughout the day to maintain an optimal orientation relative to the sun. Our primary tracker system is currently marketed under the Voyager brand name (“Voyager”). Voyager is a next-generation two-panel in-portrait single-axis tracker solution that we believe offers industry-leading performance and ease of installation. With our acquisition of HX Tracker in June 2022, we now also offer a one-panel tracker solution under the brand name Helios. We have a team of dedicated renewable energy professionals with significant project installation experience focused on delivering cost reductions to our U.S. and worldwide clients across the solar project development and construction cycle. Our solar solutions span a range of applications, including ground mount, tracker, canopy, and rooftop. The Company is headquartered in Austin, Texas, and has international subsidiaries in Australia, China, India, Singapore, and South Africa.

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

Key Factors Affecting Our Performance

Government Regulations. Changes in the U.S. trade environment, including the imposition of import tariffs, AD/CVD investigations and the Uyghur Forced Labor Prevention Act ("UFLPA"), which became effective in June 2022, can have an impact on the timing of developer projects. The UFLPA resulted in new rules for module importers and reviews by U.S. Customs and Border Patrol. There is currently uncertainty in the market around achieving full compliance with UFLPA, whether related to sufficient traceability of materials or other factors. Another potential change is the proposed "Inflation Reduction Act", which includes incentives and an extension of the investment tax credit. The impact on project activity by developers from these regulations can affect the amount and timing of our revenue, results of operations and cash flows. Escalating trade tensions, particularly between the United States and China, have led to increased tariffs and trade restrictions, including tariffs applicable to certain raw materials and components for our products. We have taken measures with the intention of mitigating the effect of tariffs and the impact of AD/CVD and UFLPA on our business by reducing our reliance on China. In 2019, 90% of our supply chain was sourced from China. As of June 30, 2022, we have qualified suppliers outside of China for all our commodities and reduced the extent to which our supply chain for U.S.-based projects is subject to existing tariffs. We have entered into partnerships with manufacturers in the United States, Mexico, Canada, Spain, Brazil, Turkey, Saudi Arabia, India, Thailand, Vietnam and Korea to diversify our supply chain and optimize costs.

Disruptions in Transportation and Supply Chain. Our costs are affected by the underlying costs of raw materials including steel, component costs including motors and micro-chips and transportations costs. Current market conditions and international conflicts that constrain supply of materials and disrupt the flow of materials from international vendors impacts the cost of our products and services, along with overall rates of inflation in the global economy, which have been higher than recent historical rates. We have also seen increases in domestic fuel prices and transportation costs in that past couple of years. These cost increases impact our margins. We have taken steps to expand and diversify our manufacturing partnerships and have employed alternative modes of transportation to mitigate the impact of the current headwinds in the global supply chain and logistics market. Although overall transportation costs are higher than pre-pandemic rates, there has been a decline in recent months in costs for both charter vessels and in the premium container market, as well as an easing of congestion in U.S. ports. However, recent COVID shutdowns in China have created a backlog of exports and increased demand for container shipments from China. We continue to monitor the logistics markets and will adjust our use of various modes of transportation if and when warranted. We also have a sharp focus on our design to value initiative to improve margin by reducing manufacturing and material costs of our products.

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

Investment in Technology and Personnel. We invest in both the people and technology behind our products. We intend to continue making significant investments in the technology for our products and expansion of our patent portfolio to attract and retain customers, expand the capabilities and scope of our products, and enhance user experience. We also intend over time to make significant investments to attract and retain employees in key positions, including sales leads, engineers, software developers, quality assurance personnel, supply chain personnel, product management, and operations personnel, to help us drive additional efficiencies across our marketplace and, in the case of sales leads, to continue to enhance and diversify our sales capabilities, including international expansion.

Impact of the COVID-19 Pandemic. In March of 2020, the World Health Organization declared that the worldwide spread and severity of a new coronavirus, referred to as COVID-19, was severe enough to be characterized as a pandemic. In response to the initial and continued spread of COVID-19, governmental authorities in the United States and around the world imposed, and in some cases continue to impose, various restrictions designed to slow the pace of the pandemic, including restrictions on travel and other restrictions that prohibited employees from going to work, including in cities where we have offices, employees, and customers, causing severe disruptions in the worldwide economy. The implications of the COVID-19 pandemic on our business, financial condition and results of operations remain uncertain and will depend on certain developments, including the duration and severity of the COVID-19 pandemic, the impact of virus variants, the rate of vaccinations, the COVID-19 pandemic’s impact on our customers and suppliers and the range of governmental and community reactions to the pandemic. While our day-to-day operations have been affected, the impact has been less pronounced as most of our staff has worked remotely and continued to develop our product offerings, source materials and install our products. However, we have experienced significant supply chain disruptions that have caused delays in product deliveries due to diminished vessel capacity and port detainment of vessels as a consequence of the COVID-19 pandemic (including as a result of multiple COVID-19 variants), which have contributed to an increase in lead times for delivery of our tracker systems. For instance, we experienced a COVID-related supplier production slowdown in India at the end of March 2021, which continued throughout 2021 due to the emergence of the Omicron variant. In addition, recent COVID shutdowns in China have created a backlog of exports and increased demand for container shipments from China. The reduced capacity for logistics has caused increases in logistics costs in the past year, although certain costs have begun to decline in recent months. Additionally, ground operations at project sites have been impacted by health-related restrictions, shelter-in-place orders and worker absenteeism, which has resulted in delays in project completions, and these restrictions have also hindered our ability to provide on-site support to our customers and conduct inspections of our contract manufacturers. The disruptions in the global supply chain have resulted in extended lead times for some of our component parts. Management will continue to monitor the impact of the global situation on our financial condition, cash flows, operations, contract manufacturers, industry, workforce and customer relationships.

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

	Three months ended June 30,
	2022		2021
(in thousands, except shares and per share data)	Adjusted EBITDA	Adjusted Net Loss	Adjusted EBITDA	Adjusted Net Loss
Net loss per GAAP	$(25,683)	$(25,683)	$(52,350)	$(52,350)
Reconciling items -
Provision for income taxes	90	—	115	—
Interest expense, net	427	—	200	—
Amortization of debt issue costs in interest expense	—	176	—	115
Depreciation expense	144	—	33	—
Stock-based compensation	3,138	3,138	52,701	52,701
Gain from disposal of investment in unconsolidated subsidiary(d)	—	—	(20,619)	(20,619)
Non-routine legal fees(a)	3,822	3,822	775	775
Severance(b)	111	111	295	295
Other costs(c)	210	210	1,969	1,969
Loss from unconsolidated subsidiary(d)	—	—	136	136
Income tax expense attributable to adjustments	—	—	—	8
Adjusted Non-GAAP amounts	$(17,741)	$(18,226)	$(16,745)	$(16,970)

GAAP net loss per share:
Basic	N/A	$(0.26)	N/A	$(0.61)
Diluted	N/A	$(0.26)	N/A	$(0.61)

Adjusted Non-GAAP net loss per share (Adjusted EPS):
Basic	N/A	$(0.18)	N/A	$(0.20)
Diluted	N/A	$(0.18)	N/A	$(0.20)

Weighted-average common shares outstanding:
Basic	N/A	100,321,943	N/A	86,156,309
Diluted	N/A	100,321,943	N/A	86,156,309

(a) Non-routine legal fees represent legal fees and other costs incurred for matters that were not ordinary or routine to the operations of the business.

(b) Severance costs were incurred related to agreements with certain executives due to restructuring changes.

(c) Other costs in 2022 include certain costs related to our acquisition of HX Tracker and shareholder follow-on registration costs pursuant to our IPO. Other costs in 2021 include consulting fees in connection with operations and finance and certain costs attributable to accelerated vesting of stock-based compensation awards resulting from our IPO.

(d) Our management excludes the gain from the sale in 2021 of our unconsolidated subsidiary when evaluating our operating performance, along with the income (loss) from operations of our unconsolidated subsidiary prior to the sale.

	Six months ended June 30,
	2022		2021
(in thousands, except shares and per share data)	Adjusted EBITDA	Adjusted Net Loss	Adjusted EBITDA	Adjusted Net Loss
Net loss per GAAP	$(53,476)	$(53,476)	$(59,792)	$(59,792)
Reconciling items -
Provision for income taxes	166	—	96	—
Interest expense, net	722	—	214	—
Amortization of debt issue costs in interest expense	—	349	—	115
Depreciation expense	265	—	42	—
Stock-based compensation	7,748	7,748	53,150	53,150
Gain from disposal of investment in unconsolidated subsidiary(d)	(337)	(337)	(20,619)	(20,619)
Gain on extinguishment of debt	—	—	(790)	(790)
Non-routine legal fees(a)	4,900	4,900	790	790
Severance(b)	726	726	295	295
Other costs(c)	1,580	1,580	2,851	2,851
Loss from unconsolidated subsidiary(d)	—	—	354	354
Income tax benefit attributable to adjustments	—	—	—	(3)
Adjusted Non-GAAP amounts	$(37,706)	$(38,510)	$(23,409)	$(23,649)

GAAP net loss per share:
Basic	N/A	$(0.54)	N/A	$(0.78)
Diluted	N/A	$(0.54)	N/A	$(0.78)

Adjusted Non-GAAP net loss per share (Adjusted EPS):
Basic	N/A	$(0.39)	N/A	$(0.31)
Diluted	N/A	$(0.39)	N/A	$(0.31)

Weighted-average common shares outstanding:
Basic	N/A	99,752,707	N/A	76,581,517
Diluted	N/A	99,752,707	N/A	76,581,517

(a) Non-routine legal fees represent legal fees and other costs incurred for matters that were not ordinary or routine to the operations of the business.

(b) Severance costs were incurred related to agreements with certain executives due to restructuring changes.

(c) Other costs in 2022 include certain costs related to our acquisition of HX Tracker, as well as costs attributable to settlement of stock-based compensation awards resulting from our IPO and shareholder follow-on registration costs pursuant to our IPO. Other costs in 2021 include consulting fees in connection with operations and finance and costs attributable to accelerated vesting of stock-based compensation awards resulting from our IPO.

(d) Our management excludes the gain from current year collections of contingent contractual amounts arising from the sale in 2021 of our unconsolidated subsidiary, as well as the gain from the 2021 sale, when evaluating our operating performance, along with the income (loss) from operations of our unconsolidated subsidiary prior to the sale.

Key Components of Our Results of Operations

The following discussion describes certain line items in our condensed consolidated statements of operations.

Revenue

Revenue from the sale of our solar tracker systems and customized components of those systems is recognized over time, as work progresses, utilizing an input measure of progress determined by cost incurred to date relative to total expected cost on these projects to correlate with our performance in transferring control over the tracker systems and their components. Revenue from the sale of individual parts is recognized point-in-time as and when control transfers based on the terms of the contract. Revenue from sale of term-based software licenses is recognized upon transfer of control to the customer. Revenue for shipping and handling services is recognized over time based on progress in meeting shipping terms of the arrangements. Subscription revenue, which is derived from a subscription-based enterprise licensing model, and support revenue, which is derived from ongoing security updates and maintenance, are generally recognized on a straight-line basis over the term of the contract.

Our customers include project developers, solar asset owners and EPC contractors that design and build solar energy projects. For each individual solar project, we enter into a contract with our customers covering the price, specifications, delivery dates and warranty for the products being purchased, among other things. Our contractual delivery period for our solar tracker systems and related parts can vary depending on size of the project and availability of vessels and other means of delivery. Contracts can range in value from tens of thousands to tens of millions of dollars.

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

The vast majority of our revenue in the periods presented was attributable to sales in the United States and Australia. Our revenue growth is dependent on continued growth in the number of solar tracker projects and engineering services we win in competitive bidding processes and growth in our software sales each year, as well as our ability to increase our market share in each of the geographies in which we currently compete, expand our global footprint to new emerging markets, grow our production capabilities to meet demand and continue to develop and introduce new and innovative products that address the changing technology and performance requirements of our customers, among other things.

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

Results of Operations - Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

	Three months ended June 30,
	2022		2021
(in thousands, except percentages)	Amounts	Percentage of revenue	Amounts	Percentage of revenue
Revenue:
Product	$9,166	29.8%	$35,755	71.4%
Service	21,555	70.2%	14,353	28.6%
Total revenue	30,721	100.0%	50,108	100.0%
Cost of revenue:
Product	16,426	53.5%	43,878	87.6%
Service	20,807	67.7%	22,280	44.5%
Total cost of revenue	37,233	121.2%	66,158	132.0%
Gross profit (loss)	(6,512)	(21.2%)	(16,050)	(32.0%)
Operating expenses
Research and development	2,711	8.8%	5,583	11.1%
Selling and marketing	2,927	9.5%	3,097	6.2%
General and administrative	13,089	42.6%	47,742	95.3%
Total operating expenses	18,727	61.0%	56,422	112.6%
Loss from operations	(25,239)	(82.2%)	(72,472)	(144.6%)
Interest expense, net	(427)	(1.4%)	(200)	(0.4%)
Gain from disposal of investment in unconsolidated subsidiary	—	0.0%	20,619	41.1%
Other income (expense)	73	0.2%	(46)	(0.1%)
Loss from unconsolidated subsidiary	—	0.0%	(136)	(0.3%)
Loss before income taxes	(25,593)	(83.3%)	(52,235)	(104.2%)
(Provision) benefit for income taxes	(90)	(0.3%)	(115)	(0.2%)
Net loss	$(25,683)	(83.6%)	$(52,350)	(104.5%)

Revenue

We generate our revenue in two streams – Product revenue and Service revenue. Product revenue is derived from the sale of solar tracker systems, customized components those systems, individual part sales for certain specific transactions and the sale of term-based software licenses. Service revenue includes revenue from shipping and handling services, subscription-based enterprise licensing model and maintenance and support services in connection with the term-based software licenses.

	Three months ended June 30,
(in thousands)	2022	2021	$ Change	% Change
Product	$9,166	$35,755	$(26,589)	(74.4)%
Service	21,555	14,353	7,202	50.2%
Total revenue	$30,721	$50,108	$(19,387)	(38.7)%

Product revenue

The decrease in product revenue for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, was primarily due to (i) a 42% decrease in MW produced and (ii) a decrease of approximately 56% in ASP.

The decrease in MW produced was due to the current quarter impact of supply chain availability and concerns by project developers and owners in the U.S. over regulatory and tariff issues, including AD/CVD and Withhold Release Orders ("WROs") pursuant to the UFLPA, which slowed or pushed out demand to later periods for our trackers in comparison to production levels for three large projects during the three months ended June 30, 2021. We believe the regulatory concerns regarding module availability, among other things, has slowed new and existing project activity in the U.S. during the three months ended June 30, 2022 by pushing some activity out to later periods in 2022 and beyond. The decrease in ASP for our products was the result of a change in the mix of projects between the periods.

Service revenue

The increase in service revenue for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, was primarily due to increased shipping and logistics activity levels and an increase in ASP for shipping and logistics services due to higher pricing required to cover higher costs. During the three months ended June 30, 2021, increases in shipping and logistics costs were not fully recoverable under existing contracts at that time.

Cost of revenue and gross profit (loss)

Cost of revenue consists primarily of costs related to raw materials, freight and delivery, product warranty, and personnel costs (salaries, bonuses, benefits, and stock-based compensation). Personnel costs in cost of revenue include both direct labor costs as well as costs attributable to any individuals whose activities relate to the procurement, installment, and delivery of the finished product and services. Personnel costs during 2021 are reported net of federal employee retention credits received.

Gross profit may vary from period-to-period and is primarily affected by our ASP, product costs, timing of tracker production and delivery, customer mix, geographical mix, shipping method, logistics costs, warranty costs and seasonality.

	Three months ended June 30,
(in thousands)	2022	2021	$ Change	% Change
Product	$16,426	$43,878	$(27,452)	(62.6)%
Service	20,807	22,280	(1,473)	(6.6)%
Total cost of revenue	$37,233	$66,158	$(28,925)	(43.7)%
Gross profit (loss)	$(6,512)	$(16,050)	$9,538	(59.4)%
Gross profit (loss) percentage of revenue	(21.2%)	(32.0%)

The decrease in cost of revenue for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, was primarily driven by (i) a decrease of 42% in MW produced, (ii) lower stock-based compensation costs as a result of accelerated vesting of stock-based awards following our IPO in 2021, and (iii) lower product costs due to project mix changes compared to the same period last year. This was partially offset by increases in service expense and retrofit costs during the three months ended June 30, 2022.

Our gross profit (loss) percentage of revenue for the three months ended June 30, 2022 was negative 21.2%, as compared to negative 32.0% for the three months ended June 30, 2021. We had a gross margin loss in our products for the three months ended June 30, 2022 and 2021, as volumes were not sufficient to cover certain relatively fixed overhead costs and due to certain projects that were in a loss position during the three months ended June 30, 2021. The improvement in the overall gross profit (loss) percentage of revenue was due primarily to (i) a mix change between product and service revenues as shipping and logistics activity levels increased along with the associated revenues in order to cover increased costs, which improved our service margins, while production levels and direct costs for new products decreased and (ii) lower stock-based compensation costs.

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

	Three months ended June 30,
(in thousands)	2022	2021	$ Change	% Change
Research and development	$2,711	$5,583	$(2,872)	(51.4%)

The decrease in research and development expenses was primarily attributable to $3.3 million of lower stock-based compensation expense as a result of accelerated vesting of stock-based awards following our IPO in 2021. This was partially offset by higher lab and material costs for research activities. Research and development expenses as a percentage of revenue were 8.8% for the three months ended June 30, 2022, compared to 11.1% for the three months ended June 30, 2021.

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

	Three months ended June 30,
(in thousands)	2022	2021	$ Change	% Change
Selling and marketing	$2,927	$3,097	$(170)	(5.5%)

The decrease in selling and marketing expenses was primarily attributable to $1.3 million of lower stock-based compensation expense as a result of accelerated vesting of stock-based awards following our IPO in 2021. This was partially offset by higher provisions for uncollectible receivables. Selling and marketing costs as a percentage of revenue were 9.5% for the three months ended June 30, 2022, compared to 6.2% for the three months ended June 30, 2021.

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

	Three months ended June 30,
(in thousands)	2022	2021	$ Change	% Change
General and administrative	$13,089	$47,742	$(34,653)	(72.6%)

The decrease in general and administrative expenses was primarily attributable to $38.9 million of lower stock-based compensation expense largely as a result of accelerated vesting of stock-based awards following our IPO in 2021. This was partially offset by higher legal and professional fees and insurance costs. General and administrative expenses as a percentage of revenue were 42.6% for the three months ended June 30, 2022, compared to 95.3% for the three months ended June 30, 2021.

Interest expense, net

	Three months ended June 30,
(in thousands)	2022	2021	$ Change	% Change
Interest expense, net	$427	$200	$227	113.5%

Interest expense during the three months ended June 30, 2022 primarily related to commitment fees on our revolving credit facility with Barclays Bank that we entered into in April 2021, along with associated debt issue cost amortization and lender fees paid in connection with a June 2022 amendment to our revolving credit facility.

Gain from disposal of investment in unconsolidated subsidiary

	Three months ended June 30,
(in thousands)	2022	2021	$ Change	% Change
Gain from disposal of investment in unconsolidated subsidiary	$—	$20,619	$(20,619)	(100.0%)

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

Loss from unconsolidated subsidiary

	Three months ended June 30,
(in thousands)	2022	2021	$ Change	% Change
Loss from unconsolidated subsidiary	$—	$136	$(136)	(100.0%)

As discussed above, we sold our interest in our unconsolidated subsidiary, Dimension, on June 24, 2021. Our share of the loss prior to the sale of this unconsolidated subsidiary for the three months ended June 30, 2021 was $0.1 million.

Results of Operations - Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

	Six months ended June 30,
	2022		2021
(in thousands, except percentages)	Amounts	Percentage of revenue	Amounts	Percentage of revenue
Revenue:
Product	$40,134	50.0%	$92,217	79.6%
Service	40,140	50.0%	23,598	20.4%
Total revenue	80,274	100.0%	115,815	100.0%
Cost of revenue:
Product	51,389	64.0%	98,874	85.4%
Service	44,684	55.7%	32,872	28.4%
Total cost of revenue	96,073	119.7%	131,746	113.8%
Gross profit (loss)	(15,799)	(19.7%)	(15,931)	(13.8%)
Operating expenses
Research and development	5,412	6.7%	7,537	6.5%
Selling and marketing	4,899	6.1%	4,197	3.6%
General and administrative	26,907	33.5%	52,826	45.6%
Total operating expenses	37,218	46.4%	64,560	55.7%
Loss from operations	(53,017)	(66.0%)	(80,491)	(69.5%)
Interest expense, net	(722)	(0.9%)	(214)	(0.2%)
Gain from disposal of investment in unconsolidated subsidiary	337	0.4%	20,619	17.8%
Gain on extinguishment of debt	—	0.0%	790	0.7%
Other income (expense)	92	0.1%	(46)	0.0%
Loss from unconsolidated subsidiary	—	0.0%	(354)	(0.3%)
Loss before income taxes	(53,310)	(66.4%)	(59,696)	(51.5%)
(Provision) benefit for income taxes	(166)	(0.2%)	(96)	(0.1%)
Net loss	$(53,476)	(66.6%)	$(59,792)	(51.6%)

Revenue

	Six months ended June 30,
(in thousands)	2022	2021	$ Change	% Change
Product	$40,134	$92,217	$(52,083)	(56.5)%
Service	40,140	23,598	16,542	70.1%
Total revenue	$80,274	$115,815	$(35,541)	(30.7)%

Product revenue

The decrease in product revenue for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, was primarily due to (i) a 37% decrease in MW produced, (ii) a decrease of approximately 27% in ASP, and (iii) a customer concession charge during the six months ended June 30, 2022.

The decrease in MW produced was due to the impact of supply chain availability and concerns by project developers and owners over regulatory and tariff issues, including AD/CVD and WROs pursuant to UFLPA, which slowed or pushed out demand for our trackers in comparison to production levels for various large projects during the six months ended June 30, 2021. We believe the regulatory concerns regarding module availability, among other things, has slowed new and existing project activity during the six months ended June 30, 2022 by pushing some activity out to later periods in 2022 and beyond. The decrease in ASP for our products was the result of a change in the mix of projects between the periods.

Service revenue

The increase in service revenue for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, was primarily due to increased shipping and logistics activity levels due to high production activity in the fourth quarter of 2021, and an increase in ASP for shipping and logistics services due to higher pricing required to cover higher costs. During the six months ended June 30, 2021, increases in shipping and logistics costs were not fully recoverable under existing contracts at that time. The differential between service revenues and costs during the six months ended June 30, 2022 was largely due to a customer concession charge recorded against revenues during the first quarter of 2022.

Cost of revenue and gross profit (loss)

	Six months ended June 30,
(in thousands)	2022	2021	$ Change	% Change
Product	$51,389	$98,874	$(47,485)	(48.0)%
Service	44,684	32,872	11,812	35.9%
Total cost of revenue	$96,073	$131,746	$(35,673)	(27.1)%
Gross profit (loss)	$(15,799)	$(15,931)	$132	(0.8)%
Gross profit (loss) percentage of revenue	(19.7%)	(13.8%)

The decrease in cost of revenue for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, was primarily driven by (i) a decrease of 37% in MW produced and (ii) lower stock-based compensation costs as a result of accelerated vesting of stock-based awards following our IPO in 2021. This was partially offset by increases in shipping and logistics costs during much of 2021 and into 2022, as well as higher product costs due to project mix changes compared to the same period last year and higher employee salary costs due to headcount increases.

Our gross profit (loss) percentage of revenue for the six months ended June 30, 2022, was negative 19.7%, as compared to negative 13.8% for the six months ended June 30, 2021. We had a gross margin loss in our products for the six months ended June 30, 2022 and 2021, as volumes were not sufficient to cover certain relatively fixed overhead costs and due to certain projects that were in a loss position during the six months ended June 30, 2021, due to our inability to pass on significant cost increases to our customers on fixed price contracts. The decline in the gross profit (loss) percentage was due primarily to a $5.0 million customer concession during the six months ended June 30, 2022 as well as higher product costs due to project mix changes. This was partially offset by (i) an increase in shipping and logistics activity levels, as well as increased shipping and logistics revenues in order to cover increased costs, which improved our service margins, and (ii) lower stock-based compensation costs.

Research and development

	Six months ended June 30,
(in thousands)	2022	2021	$ Change	% Change
Research and development	$5,412	$7,537	$(2,125)	(28.2%)

The decrease in research and development expenses was primarily attributable to $3.1 million of lower stock-based compensation expense as a result of accelerated vesting of stock-based awards following our IPO in 2021. This was partially offset by higher payroll costs of $0.6 million, as well as higher lab and material costs for research activities. Research and development expenses as a percentage of revenue were 6.7% for the six months ended June 30, 2022, compared to 6.5% for the six months ended June 30, 2021.

Selling and marketing

	Six months ended June 30,
(in thousands)	2022	2021	$ Change	% Change
Selling and marketing	$4,899	$4,197	$702	16.7%

The increase in selling and marketing expenses was primarily attributable to higher provisions for uncollectible receivables and higher payroll, marketing and travel costs. This was partially offset by $0.8 million of lower stock-based compensation expense as a result of accelerated vesting of stock-based awards following our IPO in 2021. Selling and marketing expenses as a percentage of revenue were 6.1% for the six months ended June 30, 2022, compared to 3.6% for the six months ended June 30, 2021.

General and administrative

	Six months ended June 30,
(in thousands)	2022	2021	$ Change	% Change
General and administrative	$26,907	$52,826	$(25,919)	(49.1%)

The decrease in general and administrative expenses was primarily attributable to $35.7 million of lower stock-based compensation expense as a result of accelerated vesting of stock-based awards following our IPO in 2021. This was partially offset by (i) higher payroll costs of $3.4 million, (ii) higher legal and professional fees of $3.9 million, and (iii) higher insurance costs as a result of being a public company since April 2021. General and administrative expenses as a percentage of revenue were 33.5% for the six months ended June 30, 2022, compared to 45.6% for the six months ended June 30, 2021.

Interest expense, net

	Six months ended June 30,
(in thousands)	2022	2021	$ Change	% Change
Interest expense, net	$722	$214	$508	237.4%

Interest expense during the six months ended June 30, 2022, primarily related to commitment fees on our revolving credit facility with Barclays Bank that we entered into in April 2021, along with associated debt issue cost amortization and lender fees paid in connection with a June 2022 amendment to our revolving credit facility.

Gain from disposal of investment in unconsolidated subsidiary

	Six months ended June 30,
(in thousands)	2022	2021	$ Change	% Change
Gain from disposal of investment in unconsolidated subsidiary	$337	$20,619	$(20,282)	(98.4%)

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

During the six months ended June 30, 2022, we received $0.3 million from escrow for subsequent completion of certain construction projects that were in progress at the time of the sale.

Gain on extinguishment of debt

	Six months ended June 30,
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

Loss from unconsolidated subsidiary

	Six months ended June 30,
(in thousands)	2022	2021	$ Change	% Change
Loss from unconsolidated subsidiary	$—	$354	$(354)	(100.0%)

As discussed above, we sold our interest in our unconsolidated subsidiary, Dimension, on June 24, 2021. Our share of the loss prior to the sale from this unconsolidated subsidiary for the six months ended June 30, 2021 was $0.4 million.

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

We have incurred cumulative losses since inception, resulting in an accumulated deficit of $202.7 million at June 30, 2022, and have a history of cash outflows from operations. During the year ended December 31, 2021, and the six months ended June 30, 2022, we had $132.9 million and $36.4 million, respectively, of cash outflow from operations. At June 30, 2022, we had $66.0 million of cash on hand, $90.5 million of working capital and approximately $98.1 million of unused borrowing capacity under our existing revolving credit facility. The revolving credit facility includes a financial condition covenant stating we are required to have a minimum liquidity, consisting of cash on hand and unused borrowing capacity, of $50.0 million as of each quarter end through March 31, 2023. After considering this financial condition covenant, we had approximately $114.1 million of available liquidity as of June 30, 2022, in order to retain access to our revolving credit facility. Additionally, we had no long-term borrowings or other material obligations requiring the use of cash as of June 30, 2022.

On March 25, 2022, the U.S. Department of Commerce, in response to a petition by Auxin Solar, Inc., initiated an investigation of claims related to alleged circumvention of U.S. antidumping and countervailing duties ("AD/CVD") by solar manufacturers in certain Southeast Asian countries in an effort to determine whether or not solar cells and/or modules made in those Southeast Asian nations use parts originating from China in order to circumvent the AD/CVD tariffs. This decision resulted in some developers deferring projects later in the year due to the uncertainty of panel supply and costs, which has negatively impacted our current period revenues and cash flows and is expected to continue to negatively impact our anticipated revenues and our cash flows for some portion of the remainder of the year. On June 6, 2022, it was announced pursuant to the U.S. Defense Production Act, that President Biden had issued an executive order to allow U.S. solar deployers the ability to import solar modules and cells from Cambodia, Malaysia, Thailand and Vietnam free from certain duties for 24 months, along with other actions taken to accelerate U.S. domestic production of clean energy technologies. U.S. developers are now looking to reactivate projects they were pushing out and we expect this will increase demand for solar trackers in the U.S. in 2023.

Our costs are affected by certain component costs including steel, motors and micro-chips, as well as transportation costs. Current market conditions that constrain supply of materials and disrupt the flow of materials from international vendors impact the cost of our products and services. These cost increases impact our operating margins. We have taken steps to expand and diversify our manufacturing partnerships and have employed alternative modes of transportation to mitigate the impact of the current headwinds in the global supply chain and logistics markets. Although overall transportation costs are higher than one year ago, there has been a decline in recent months in costs for both charter vessels and in the premium container market, as well as an easing of congestion in U.S. ports. However, recent COVID shutdowns in China have created a backlog of exports and increased demand for container shipments from China. We continue to monitor the logistics markets and will adjust our use of various modes of transportation if and when warranted to optimize our transportation costs. Additionally, in February 2022, we contracted with a related-party consulting firm to support us with ongoing improvements to our processes and performance in various areas including design, sourcing, logistics, pricing, software and standard configuration. For further information regarding this consulting firm, see Note 14 in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In accordance with ASC 205-40, Going Concern, we have evaluated whether there are conditions and events, considered in the aggregate, which raise substantial doubt about our ability to continue as a going concern within one year after the date the accompanying condensed consolidated financial statements are issued. During the second quarter of 2022, the Biden Administration announced a two-year moratorium on duties from importing solar modules and cells from certain countries as described above, which we believe has reduced the level of uncertainty among solar project owners and developers with regard to new project development. We also took significant actions to address the current market challenges through the following:

•
certain members of our senior management team have foregone certain cash compensation in exchange for equity compensation;
•
we have frozen non-essential hiring, reduced our travel expenses, and have decreased the future use of consultants and are deferring non-critical initiatives;
•
we have emphasized cash collections from customers during Q2, and continue to negotiate improved payment terms with both our customers and vendors;
•
we have initiated frequent, consistent communication with our customers, which has allowed us to resolve issues preventing timely collection of certain past due outstanding receivables; and
•
we continue to explore options to obtain additional sources of capital through either the issuance of new debt or equity. For example, we executed Amendment No. 2 to our existing revolving credit facility in June 2022, as described further in Note 10 in Part I, Item 1 of this Quarterly Report on Form 10-Q, which has increased available liquidity under our credit facility through March 31, 2023.

Management believes that our existing capital, which includes cash on hand, as well as our unused borrowing capacity under our revolving credit facility is sufficient for us to fund our operations for at least one year from the date of issuance of these consolidated financial statements. Accordingly, the accompanying financial statements assume we will continue as a going concern through the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

While we have achieved success in executing certain of the initiatives above, we continue to work to further reduce our use of cash to fund our operations. We expect the two-year moratorium on duties announced by President Biden in June 2022 to reduce the level of uncertainty in the market due to the ongoing AD/CVD investigation by the U.S. Department of Commerce, as described above. At the same time, however, the Uyghur Forced Labor Prevention Act, or UFLPA, became effective in June 2022, resulting in new rules for module importers and reviews by U.S. Customs and Border Patrol. There is still uncertainty in the market around achieving full compliance with UFLPA, whether related to sufficient traceability of materials or other factors. Once there is additional clarity around this, and customers get line-of-sight to module deliveries, we believe the market will see a swift and substantial recovery. One other potential change is the proposed "Inflation Reduction Act", which includes incentives and an extension of the investment tax credit. While there are already many underlying drivers of growth in the solar industry, we believe this bill would serve to further bolster and extend future demand. However, the expected positive impact on demand for our products may take longer than expected to occur. In addition, market conditions could deteriorate significantly from what we currently expect, and regulatory and international trade policies could become more stringent as a result of (i) findings from the Department of Commerce's AD/CVD investigation, (ii) the level of enforcement of regulations issued under UFLPA, and (iii) other factors, which may result in a need for us to issue additional debt or obtain new equity financing to fund our operations beyond the next twelve months. We may be unable to obtain any desired additional financing on terms favorable to us, or at all, depending on market and other conditions. The ability to raise additional financing depends on numerous factors that are outside of our control, including macroeconomic factors such as the impact of the COVID 19 pandemic, inflation and the ongoing conflict in the Ukraine, market conditions, the health of financial institutions, investors' and lenders' assessments of our prospects and the prospects of the solar industry in general.

Statements of cash flows

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods (revised as described above):

	Six months ended June 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(36,398)	$(84,295)
Net cash provided by (used in) investing activities	(275)	21,829
Net cash provided by financing activities	514	178,759
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	6
Net increases (decrease) in cash, cash equivalents and restricted cash	$(36,160)	$116,299

Operating activities

During the six months ended June 30, 2022, we used approximately $41.9 million of cash to fund (i) losses on certain of our projects, largely related to increased material and logistics costs due to supply chain disruptions during the past year that were not fully recoverable and (ii) current period expenditures for personnel and facilities, legal and professional fees, insurance, research and development and various other operating activities. Economic conditions during 2021 and to date in 2022 caused our industry to experience rapid commodity price increases and significant increases in transportation costs during the last twelve months which negatively impacted our margins in the near term and thus, our cash flow from operations.

Additionally, on March 25, 2022, the U.S. Department of Commerce initiated an investigation of claims related to alleged circumvention of U.S. antidumping and countervailing duties by solar manufacturers in certain Southeast Asian countries. This decision resulted in some developers deferring projects later in the year due to the uncertainty of panel supply and costs, which negatively impacted our revenues and our cash flows during the six months ended June 30, 2022. On June 6, 2022, it was announced that President Biden agreed to allow U.S. solar deployers to import solar modules and cells from Cambodia, Malaysia, Thailand and Vietnam free from certain duties for 24 months. U.S. developers are now looking to reactivate projects they were pushing out and we expect this will increase demand for solar trackers in the U.S. in 2023.

A total of approximately $5.5 million of cash was provided during the six months ended June 30, 2022, through reductions in working capital and other noncurrent assets and liabilities as we were able to reach settlements with certain customers to collect past due receivables owed. This was partially offset by reductions in project-related accruals due to a decline in project activity levels.

During the six months ended June 30, 2021, we used approximately $26.5 million to fund operating expenses as we continued to expand our presence to additional countries. A total of $57.8 million was also used during the six months ended June 30, 2021 to fund increases in working capital, largely related to increased project activity levels and an increase in deposits made to secure supply capacity for the back half of 2021.

Investing activities

During the six months ended June 30, 2022, we paid approximately $0.5 million, primarily for new lab equipment to be used for product testing, as well as new computer and IT equipment, acquired during the latter part of 2021, and $0.2 million for new IT equipment and tooling acquired during the current period. Additionally, we received $0.3 million from escrow in connection with our June 2021 sale of Dimension due to the subsequent completion of certain construction projects that were in progress at the time of the sale.

On June 14, 2022, we closed on the acquisition of HX Tracker for a total purchase price of $8.7 million, consisting of cash and stock. The cash portion of the purchase price was accrued as of June 30, 2022 and paid during the third quarter of 2022.

During the six months ended June 30, 2021, our capital spending on new equipment was approximately $0.3 million. Additionally, we sold our equity interest in Dimension, on June 24, 2021, receiving proceeds of $22.1 million.

Financing activities

During the six months ended June 30, 2022, we received $0.5 million of proceeds from employee exercises of stock options.

During the six months ended June 30, 2021, we paid off the $1.0 million of outstanding borrowings under our Western Alliance Bank revolving line of credit facility. In April 2021, we completed our IPO, receiving proceeds of $241.2 million from sale of 19,840,000 shares of our common stock. We also paid $5.3 million in cash for offering costs in connection with the IPO during the six months ended June 30, 2021. Proceeds from the IPO were used for general corporate purposes, with $54.2 million used to purchase an aggregate of 4,455,384 shares of our common stock, including shares resulting from the settlement of certain vested restricted stock units (“RSUs”) and exercise of certain options in connection with the IPO at the IPO price, less underwriting discounts and commissions. In connection with entering into our senior revolving credit facility on April 30, 2021, we also incurred approximately $2.0 million of costs associated with the new credit facility.

Revolving line of credit

On April 30, 2021, we entered into a three-year senior secured revolving credit facility with various lenders, including Barclays Bank PLC, as issuing lender, the swingline lender and as administrative agent (the “Credit Facility Agreement”).

On June 2, 2022, we entered into Amendment No. 2 to the Credit Facility Agreement (the "Amendment") which, among other things, amended certain terms of the Credit Facility Agreement, including without limitation, to (i) reduce the minimum liquidity level in the minimum liquidity financial covenant from $125.0 million to $50.0 million until March 31, 2023 and (ii) set forth additional financial condition covenants and reporting requirements that apply if the Company does not maintain specified minimum liquidity from the effectiveness of the Amendment until the earlier of (x) March 31, 2023 and (y) the occurrence of certain specified conditions. The new financial condition covenants include the following: (i) if loans are outstanding, (x) the Company shall not have more than $25.0 million in unrestricted cash and cash equivalents for longer than three business days and (y) the ratio of the amount of (A) 75% of specified third party accounts receivables to (B) outstanding loans shall not be less than 1.10:1.00 at the end of each month and (ii) the Company shall limit the amount of cash it pays to third parties (net of all cash received by the Company (subject to certain exclusions)) to not more than $50.0 million, with the financial covenants described in the foregoing clauses (i)(y) and (ii) only being applicable if the Company fails to maintain specified minimum liquidity, with the Company currently maintaining such specified minimum liquidity as of June 30, 2022. Additionally, prior to March 31, 2023, the Company and its restricted subsidiaries under the Credit Facility Agreement are not permitted to (i) incur additional indebtedness for borrowed money, other than through the Credit Facility Agreement or specified permitted unsecured debt, or (ii) pay dividends, subject to specified exceptions. The Amendment also sets forth certain informational rights of the lenders.

The Credit Facility Agreement includes the following terms: (i) a base rate of LIBOR, plus 3.25% per annum, (ii) initial commitment fees of 0.50% per annum; (iii) initial letter of credit fees of 3.25% per annum; and (iv) other customary terms for a corporate revolving credit facility. Should LIBOR rates become unavailable during the term of the Credit Agreement, the rate per annum on loans will be based on the secured overnight financing rate (SOFR) published by the Federal Reserve Bank of New York, or a successor SOFR administrator.

We have not made any draws on the revolving credit facility as of June 30, 2022. However, at June 30, 2022, we did have a $1.9 million in letter of credit outstanding that reduced our available borrowing capacity to approximately $98.1 million.

The facility is secured by a first priority lien on substantially all of our assets, subject to certain exclusions, and customary guarantees. As of June 30, 2022, we were in full compliance with our financial condition covenants.

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

Contracts we enter into with our customers for sale of solar tracker systems are generally under two different types of arrangements: (1) purchase agreements and equipment supply contracts (“Purchase Agreements”) and (2) sale of individual parts for those systems.

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

Our Purchase Agreements typically include two performance obligations- 1) our solar tracker systems or customized components of those systems, and 2) shipping and handling services. The deliverables included as part of our solar tracker systems are predominantly accounted for as one performance obligation, as these deliverables are part of a combined promise to deliver a project.

The revenue for shipping and handling services will be recognized over time based on progress in meeting shipping terms of the arrangements, as this faithfully depicts the Company’s performance in transferring control.

Sale of individual parts of our solar tracker systems for certain specific transactions includes multiple performance obligations consisting of individual parts of those systems. Revenue is recognized for parts sales at a point in time when the obligations under the terms of the contract with our customer are satisfied. Generally, this occurs with the transfer of control of the asset, which is in line with shipping terms.

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

We use the expected cost-plus margin approach based on hardware, labor, and related overhead cost to estimate the standalone selling price of our solar tracker systems, customized components of those systems, and individual parts for certain specific transactions. We use the adjusted market assessment approach for all other performance obligations except shipping, handling, and logistics. For shipping, handling, and logistics performance obligations, we use a residual approach to calculate the standalone selling price, because of the nature of the highly variable and broad range of prices we charge to various customers for this performance obligation in the contracts.

Recognize revenue when or as the Company satisfies a performance obligation: For each performance obligation identified, we determine at contract inception whether we satisfy the performance obligation over time or at a point in time. The performance obligations in the contracts for our solar tracker systems and customized components of those systems are satisfied over-time as work progresses, utilizing an input measure of progress determined by cost-to-cost measures on these projects as this faithfully depicts our performance in transferring control. Additionally, our performance does not create an asset with an alternative use, due to the highly customized nature of the product, and we have an enforceable right to payment for performance completed to date. Our performance obligations for individual part sales for certain specific transactions are recognized point-in-time as and when control transfers based on the Incoterms for the contract. Our performance obligations for term-based software licenses are recognized point-in-time as and when control transfers, either upon delivery to the customer or the software license start date, whichever is later. Our performance obligation for shipping and handling services is satisfied over-time as the services are delivered over the term of the contract. We recognize subscription services sales/other services on a straight-line basis over the contract period. With regard to support revenue, a time-elapsed method is used to measure progress because we transfer control evenly over the contractual period. Accordingly, the fixed consideration related to support revenue is generally recognized on a straight-line basis over the contract term.

Contract assets and liabilities: The timing of revenue recognition, billing, and cash collection results in the recognition of accounts receivable, unbilled receivables for revenue recognized in excess of billings, and deferred revenue in the Condensed Consolidated Balance Sheets. We may receive advances or deposits from our customers before revenue is recognized, resulting in contract liabilities, which are reflected as “deferred revenue” on our Condensed Consolidated Balance Sheets.

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

We plan to adopt ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments effective January 1, 2023. For the six months ended June 30, 2022 and 2021 we have utilized the incurred loss model in estimating our allowance for doubtful accounts. We do not expect the adoption of ASU 2016-13 to have a material impact on our consolidated financial statements.

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

Warranty

Policy description

Typically, the sale of solar tracker projects includes parts warranties to customers as part of the overall price of the product. We provide standard assurance type warranties for our products for periods generally ranging from two to ten years. We record a provision for estimated warranty expenses in cost of sales, net of amounts recoverable from manufacturers under their warranty obligations to us. We do not maintain general or unspecified reserves; all warranty reserves are related to specific projects. All actual or estimated material costs incurred for warranty services in subsequent periods are charged to those established reserves.

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

Stock-based compensation

Policy description

We recognize compensation expense for all share-based payment awards made, including stock options and restricted stock, based on the estimated fair value of the award on the grant date, in the accompanying condensed consolidated statements of comprehensive loss. We calculate the fair value of stock options using the Black-Scholes Option-Pricing model for awards with service-based vesting or through use of a lattice model or a Monte Carlo simulation for awards with market conditions. The fair value of restricted stock grants is based on the estimated fair value of the Company's common stock on the date of grant. Since completion of our IPO, we consider the closing price of our stock, as reported on the Nasdaq Global Market, to be the fair value of our stock on the grant date.

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

Risk-Free-Interest-Rate: The Company bases the risk-free interest rate on the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term.

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

We typically employ third-party valuation consultants to assist in fair value determinations involving the use of lattice models or Monte Carlo simulations involving multiple simulation paths in a risk-neutral framework.

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

Commodity Price Risk

We subcontract to various contract manufacturers, who manufacture and deliver products directly to our customers. We, therefore, do not procure raw materials and commodities directly. We are subject to indirect risk from fluctuating market prices of certain commodity raw materials, including steel and aluminum, which are used in our products, through our contract manufacturers, as increases in these commodity prices would increase our cost of procuring subcontracting services. Prices of these raw materials may be affected by supply restrictions or other market factors from time to time. Significant price increases for these raw materials could reduce our operating margins if we are unable to recover such increases in costs from our customers, and could harm our business, financial condition and results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. Solely as a result of the material weaknesses described below, our principal executive officer and principal financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective.

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

Remediation plan for the material weaknesses

To address our material weaknesses, we have implemented and continue to implement a remediation plan. We have added key personnel with requisite technical knowledge of public company accounting including a Director of SEC Reporting and Technical Accounting, a Director of Tax Accounting and Reporting and a Corporate Controller. We also hired an experienced Director of Internal Audit that reports directly to the audit committee of our board of directors. We hired a Chief Information Officer & Chief Data Officer and a Director of Information Technology to strengthen our information technology infrastructure. During 2021, we implemented Blackline's account reconciliation tool, and ensured segregation of duties for journal entries and account reconciliations. We have been formalizing documentation of accounting and IT policies and internal controls. In addition, a disclosure committee charter was established, and several training sessions related to internal controls and disclosure controls were provided. We continue to work to design and implement improvements and believe these efforts have improved our internal control over financial reporting. We are currently in the process of testing and validating the effectiveness of controls we have put in place to date, and will continue to design and implement future controls as we finalize our control assessment. The final results of our design, implementation and testing of controls may indicate that not all of the identified material weaknesses have been remediated as of December 31, 2022. Additionally, the changes made may not prevent the identification of material weaknesses in the future, which could impair our ability to accurately and timely report our financial position, results of operations or cash flows, including our filing of quarterly or annual reports with the SEC.

Changes in internal control

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to routine legal proceedings in the normal course of operating our business. Currently there are no claims or proceedings against us that we believe will have a material adverse effect on our business, financial condition, results of operations or cash flows.

On April 21, 2021, FCX Solar, LLC (“FCX”), filed a lawsuit against us in the United States District Court for the Southern District of New York. The complaint alleged breach of contract, fraud and unjust enrichment claims related to a patent license agreement and consulting relationship between FCX and us. FCX sought damages of approximately $134 million in the lawsuit. On July 2, 2021, we filed a motion to dismiss the fraud and unjust enrichment claims. On July 16, 2021, FCX filed an amended complaint asserting the same claims as the original complaint. On July 22, 2021, we advised the court that FTC would stand on its motion to dismiss, and at the request of the court, we filed a revised motion citing the amended complaint. FCX filed its response on August 19, 2021, and we filed a reply on September 7, 2021. Oral argument on our motion to dismiss was held on February 3, 2022, and the Court granted our motion on February 7, 2022, dismissing FCX's fraud and unjust enrichment claims and leaving only a claim for breach of a license agreement. On May 29, 2021, FCX filed a separate lawsuit against us in the United States District Court for the Western District of Texas, alleging a claim for patent infringement related to U.S. Patent No. 10,903,782. FCX seeks an unspecified amount of damages, including past and future royalties, and injunctive relief. Our answer to that complaint was filed on June 22, 2021, along with our motion to transfer the patent suit to the Southern District of New York to be consolidated with the New York litigation. FCX filed an amended complaint asserting claims for direct patent infringement, indirect infringement by active inducement, and contributory infringement on July 27, 2021, and we filed our answer to that complaint on August 10, 2021. On October 25, 2021, our motion to transfer the case to the Southern District of New York was granted, and the patent case was consolidated with FCX's contract case on November 19, 2021. On April 15, 2022, FCX moved for leave to file a second amended complaint to add additional breach of contract claims related to the patent license agreement. We opposed the motion on April 29, 2022, and FCX filed its reply on May 6, 2022. The Court has not yet ruled on FCX's motion. On March 7, 2022, FCX filed its opening claim construction brief. We filed our rebuttal claim construction brief on April 7, 2022, and FCX filed its reply on April 18, 2022. The Court held a hearing on claim construction on June 1, 2022. On June 16, 2022, the Court issued its claim construction order, adopting FCX's claim constructions for the disputed claim terms. Discovery in this consolidated matter is ongoing. On June 2, 2022, we filed a petition for Inter Partes review of FCX's U.S. Patent No. 10,903,782 before the U.S. Patent and Trademark Office Patent Trial and Appeal Board. We believe the claims asserted in both lawsuits brought by FCX are without merit, and we plan to vigorously defend against them. Because litigation is subject to inherent uncertainties, and unfavorable rulings or developments could occur despite our belief that the claims asserted are without merit, there can be no certainty that the Company may not ultimately incur charges in excess of presently recorded liabilities. Since the outcome of these matters cannot be predicted with certainty, the costs associated with them could have a material adverse effect on our consolidated results of operations, financial position or liquidity.

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

Additionally, as described further in Note 2 in Part 1, Item 1 under the section "Liquidity" and in Part 1, Item 2 of this Quarterly Report on Form 10-Q under the section "Liquidity and Capital Resources", we have a history of cash outflows to fund operations. At June 30, 2022, we have $114.1 million of available liquidity, after taking into consideration a minimum liquidity covenant in our senior secured revolving credit facility.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On June 14, 2022, we issued 1,000,000 shares of common stock to certain former stockholders of HX Tracker as partial consideration for our acquisition of this business as described further in Note 3 in Part I, Item 1 of this Quarterly Report on Form 10-Q. These shares were issued in a private placement exempt from the registration requirements of the Securities Act of 1933 ("Securities Act"), in reliance on the exemptions set forth in Section 4(a)(2) of the Securities Act and Rule 506 under Regulation D.

The shares must be held indefinitely and may not be resold, transferred or otherwise disposed of without either (i) registration under the Securities Act and registration or qualification under applicable U.S. state securities laws or (ii) an exemption from the registration requirements of the Securities Act, and compliance with U.S. state securities laws and the applicable laws of any other jurisdiction, and such appropriate legends were affixed to the shares.

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

10.1	**

Amendment No. 2 to Senior Secured Revolving Credit Facility, by and among FTC Solar, Inc., as borrower, Barclays Bank PLC, as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2022 and incorporated herein by reference).

10.2	*	Amendment to Employment Agreement, dated as of September 13, 2021 between FTC Solar, Inc. and Sean Hunkler
10.3	*	Amendment to Employment Agreement, dated as of March 31, 2022 between FTC Solar, Inc. and Phelps Morris
31.1	*	Certification of Principal Executive Officer Pursuant to SEC Rule 13a−14(a)/15d−14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer Pursuant to SEC Rule 13a−14(a)/15d−14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)

* Filed herewith

** Incorporated herein by reference

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FTC SOLAR, INC.

Date: August 9, 2022	/s/ Sean Hunkler
Sean Hunkler, Chief Executive Officer

Date: August 9, 2022	/s/ Phelps Morris
Phelps Morris, Chief Financial Officer