Form 10-Q
period 2022-09-30
FTC Solar, Inc.
filed 2022-11-09
CIK 1828161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

As of October 31, 2022, 103,285,455 shares of the registrant's common stock were outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We believe that these factors include, but are not limited to, the factors set forth under the heading “Risk Factors.” In addition, with respect to the acquisitions discussed in this Quarterly Report on Form 10-Q, these factors also include risks related to: (1) costs related to the integration of the acquisitions, (2) the inability to successfully merge goals and technology with the acquired businesses, (3) the ability to recognize the anticipated benefits of the acquisitions (including expected orders and revenues for the acquired businesses, which are based on our reasonable due diligence of each business and the information and representations that were made to us), which may be affected by, among other things, competition, brand recognition, the ability of the combined businesses to grow and manage growth profitably and retain their key employees, (4) the failure of the combined businesses to effectively scale tracker systems and solutions in certain international markets and (5) changes in applicable laws or regulations that impact the feasibility of the operations of the combined businesses. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements.

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

ITEM 1. FINANCIAL STATEMENTS

FTC Solar, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except shares and per share data)	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$49,820	$102,185
Accounts receivable, net	52,929	107,548
Inventories	17,305	8,860
Prepaid and other current assets	12,458	17,186
Total current assets	132,512	235,779
Operating lease right-of-use assets	1,397	1,733
Property and equipment, net	1,731	1,582
Intangible assets, net	1,215	—
Goodwill	7,327	—
Other assets	4,300	3,926
Total assets	$148,482	$243,020
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$26,946	$39,264
Accrued expenses	19,617	47,860
Income taxes payable	430	47
Deferred revenue	4,910	1,421
Other current liabilities	9,576	4,656
Total current liabilities	61,479	93,248
Operating lease liability, net of current portion	996	1,340
Deferred income taxes	—	—
Other non-current liabilities	4,479	5,566
Total liabilities	66,954	100,154
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock par value of $0.0001 per share, 10,000,000 shares authorized; none issued as of September 30, 2022 and December 31, 2021	—	—
Common stock par value of $0.0001 per share, 850,000,000 shares authorized; 103,044,324 and 92,619,641 shares issued and outstanding as of September 30, 2022 and December 31, 2021	10	9
Treasury stock, at cost; 10,762,566 shares as of September 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	310,212	292,082
Accumulated other comprehensive income (loss)	(350)	7
Accumulated deficit	(228,344)	(149,232)
Total stockholders’ equity	81,528	142,866
Total liabilities and stockholders’ equity	$148,482	$243,020

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except shares and per share data)	2022	2021	2022	2021
Revenue:
Product	$3,543	$45,582	$43,677	$137,799
Service	13,029	7,407	53,169	31,005
Total revenue	16,572	52,989	96,846	168,804
Cost of revenue:
Product	11,411	48,090	62,800	146,964
Service	14,676	12,938	59,360	45,810
Total cost of revenue	26,087	61,028	122,160	192,774
Gross profit (loss)	(9,515)	(8,039)	(25,314)	(23,970)
Operating expenses
Research and development	2,126	2,116	7,538	9,653
Selling and marketing	1,994	2,224	6,893	6,421
General and administrative	13,059	10,391	39,966	63,217
Total operating expenses	17,179	14,731	54,397	79,291
Loss from operations	(26,694)	(22,770)	(79,711)	(103,261)
Interest expense, net	(160)	(301)	(882)	(515)
Gain from disposal of investment in unconsolidated subsidiary	1,408	210	1,745	20,829
Gain on extinguishment of debt	—	—	—	790
Other income (expense)	(341)	(13)	(249)	(59)
Loss from unconsolidated subsidiary	—	—	—	(354)
Loss before income taxes	(25,787)	(22,874)	(79,097)	(82,570)
(Provision) benefit for income taxes	151	(41)	(15)	(137)
Net loss	(25,636)	(22,915)	(79,112)	(82,707)
Other comprehensive income (loss):
Foreign currency translation adjustments	(474)	3	(357)	9
Comprehensive loss	$(26,110)	$(22,912)	$(79,469)	$(82,698)
Net loss per share:
Basic	$(0.25)	$(0.24)	$(0.79)	$(1.00)
Diluted	$(0.25)	$(0.24)	$(0.79)	$(1.00)
Weighted-average common shares outstanding:
Basic	102,164,455	94,596,519	100,642,126	82,677,824
Diluted	102,164,455	94,596,519	100,642,126	82,677,824

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Preferred stock		Common stock		Treasury stock
(in thousands, except shares)	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-In capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity (deficit)
Balance as of December 31, 2021	—	$—	92,619,641	$9	10,762,566	$—	$292,082	$7	$(149,232)	$142,866
Shares issued during the period for vested restricted stock awards	—	—	5,311,326	1	—	—	(1)	—	—	—
Issuance of common stock upon exercise of stock options	—	—	1,793,876	—	—	—	428	—	—	428
Stock-based compensation	—	—	—	—	—	—	4,610	—	—	4,610
Net loss	—	—	—	—	—	—	—	—	(27,793)	(27,793)
Other comprehensive gain	—	—	—	—	—	—	—	57	—	57
Balance as of March 31, 2022	—	—	99,724,843	10	10,762,566	—	297,119	64	(177,025)	120,168
Shares issued during the period for vested restricted stock awards	—	—	729,106	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	266,225	—	—	—	86	—	—	86
Shares issued for HX Tracker acquisition	—	—	1,000,000	—	—	—	4,370	—	—	4,370
Stock-based compensation	—	—	—	—	—	—	998	—	—	998
Net loss	—	—	—	—	—	—	—	—	(25,683)	(25,683)
Other comprehensive gain	—	—	—	—	—	—	—	60	—	60
Balance as of June 30, 2022	—	—	101,720,174	10	10,762,566	—	302,573	124	(202,708)	99,999
Shares issued during the period for vested restricted stock awards	—	—	645,896		—	—	1,826	—	—	1,826
Issuance of common stock upon exercise of stock options	—	—	678,254		—	—	274	—	—	274
Stock-based compensation	—	—	—		—	—	5,539	—	—	5,539
Net loss	—	—	—		—	—	—	—	(25,636)	(25,636)
Other comprehensive loss	—	—	—		—	—	—	(474)	—	(474)
Balance as of September 30, 2022	—	$—	103,044,324	$10	10,762,566	$—	$310,212	$(350)	$(228,344)	$81,528

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Preferred stock		Common stock		Treasury stock
(in thousands, except shares)	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-In capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity (deficit)
Balance as of December 31, 2020	—	$—	66,155,340	$1	9,896,666	$—	$50,096	$(3)	$(42,643)	$7,451
Shares issued during the period for vested restricted stock awards	—	—	1,169,607	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	152,902	—	—	—	39	—	—	39
Repurchases of treasury stock	—	—	(148,440)	—	148,440	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	449	—	—	449
Net loss	—	—	—	—	—	—	—	—	(7,442)	(7,442)
Other comprehensive loss	—	—	—	—	—	—	—	(1)	—	(1)
Balance as of March 31, 2021	—	—	67,329,409	1	10,045,106	—	50,584	(4)	(50,085)	496
Shares issued during the period for vested restricted stock awards	—	—	2,244,242	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	60,788	—	—	—	11	—	—	11
Repurchases of treasury stock	—	—	(717,460)	—	717,460	—		—	—	—
Impact of stock split	—	—	—	6	—	—	(6)	—	—	—
Issuance of common stock in connection with IPO	—	—	19,840,000	2	—	—	241,153	—	—	241,155
Repurchase and retirement of common stock	—	—	(4,455,384)	(1)	—	—	(54,154)	—	—	(54,155)
Deferred offering costs	—	—	—	—	—	—	(7,093)	—	—	(7,093)
Stock-based compensation	—	—	—	—	—	—	52,701	—	—	52,701
Net loss	—	—	—	—	—	—	—	—	(52,350)	(52,350)
Other comprehensive gain	—	—	—	—	—	—	—	7	—	7
Balance as of June 30, 2021	—	—	84,301,595	8	10,762,566	—	283,196	3	(102,435)	180,772
Issuance of common stock upon exercise of stock options	—	—	642,550	—	—	—	107	—	—	107
Deferred offering credits, net	—	—	—	—	—	—	12	—	—	12
Stock-based compensation	—	—	—	—	—	—	5,381	—	—	5,381
Net loss	—	—	—	—	—	—	—	—	(22,915)	(22,915)
Other comprehensive gain	—	—	—	—	—	—	—	3	—	3
Balance as of September 30, 2021	—	$—	84,944,145	$8	10,762,566	$—	$288,696	$6	$(125,350)	$163,360

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
(in thousands)	2022	2021
Cash flows from operating activities
Net loss	$(79,112)	$(82,707)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	11,147	58,531
Depreciation and amortization	582	95
Loss from sale of property and equipment	183	—
Amortization of debt issue costs	526	288
Provision for obsolete and slow-moving inventory	129	—
Loss from unconsolidated subsidiary	—	354
Gain from disposal of investment in unconsolidated subsidiary	(1,745)	(20,829)
Gain on extinguishment of debt	—	(790)
Warranty provision	7,374	2,118
Warranty recoverable from manufacturer	(299)	(484)
Bad debt expense	1,138	83
Deferred income taxes	(331)	—
Lease expense and other	550	—
Impact on cash from changes in operating assets and liabilities:
Accounts receivable, net	53,481	(30,017)
Inventories	(8,574)	(9,590)
Prepaid and other current assets	4,948	(16,609)
Other assets	(661)	180
Accounts payable	(11,867)	(535)
Accruals and other current liabilities	(25,507)	21,243
Accrued interest – related party debt	—	(207)
Deferred revenue	3,489	(13,374)
Other non-current liabilities	(4,188)	904
Lease payments and other, net	(348)	(1,068)
Net cash used in operating activities	(49,085)	(92,414)
Cash flows from investing activities:
Purchases of property and equipment	(814)	(778)
Proceeds from sale of property and equipment	86	—
Acquisitions, net of cash acquired	(5,093)	—
Proceeds from disposal of investment in unconsolidated subsidiary	1,745	22,332
Net cash provided by (used in) investing activities	(4,076)	21,554
Cash flows from financing activities:
Repayments of borrowings	—	(1,000)
Repurchase and retirement of common stock held by related parties	—	(54,155)
Offering costs paid	—	(5,942)
Deferred financing costs for revolving credit facility	—	(2,077)
Proceeds from stock issuance	—	241,314
Proceeds from stock option exercises	788	—
Net cash provided by financing activities	788	178,140
Effect of exchange rate changes on cash, cash equivalents and restricted cash	8	9
Net increase (decrease) in cash, cash equivalents and restricted cash	(52,365)	107,289
Cash, cash equivalents and restricted cash at beginning of period	102,185	33,373
Cash, cash equivalents and restricted cash at end of period	$49,820	$140,662

Supplemental disclosures of cash flow information:
Purchases of property and equipment included in ending accounts payable and accruals	$27	$40
Commencement of new operating leases	$—	$1,513
Cash paid during the period for third party interest	$657	$332
Cash paid during the period for taxes, net of refunds	$119	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Description of business

FTC Solar, Inc. (the “Company”, “we”, “our”, or “us”) was founded in 2017 and is incorporated in the state of Delaware. We are a global provider of advanced solar tracker systems, supported by proprietary software and value-added engineering services. Our mission is to provide differentiated products, software, and services that maximize energy generation and cost savings for our customers, and to help facilitate the continued growth and adoption of solar power globally. Trackers significantly increase the amount of solar energy produced at a solar installation by moving solar panels throughout the day to maintain an optimal orientation relative to the sun. Our primary tracker system is currently marketed under the Voyager brand name (“Voyager”). Voyager is a next-generation two-panel in-portrait single-axis tracker solution that we believe offers industry-leading performance and ease of installation. In September 2022, we announced the introduction of Pioneer, a new and differentiated one module-in-portrait (1P) solar tracker solution that allows for a pile count reduction per megawatt compared to similar industry-leading solutions, as well as providing other benefits, giving customers increased flexibility and additional cost savings. We have also launched a new solution for thin-film modules, filling a gap in our offering for certain U.S. modules. We have a team of dedicated renewable energy professionals with significant project installation experience focused on delivering cost reductions to our U.S. and worldwide clients across the solar project development and construction cycle. Our solar solutions span a range of applications, including ground mount, tracker, canopy, and rooftop. The Company is headquartered in Austin, Texas, and has international subsidiaries in Australia, China, India and South Africa.

In April 2021, we completed an initial public offering ("IPO") of 19,840,000 shares of our common stock receiving proceeds of $241.2 million, net of underwriting discounts and commissions, but before offering costs, and began trading on the Nasdaq Global Market under the symbol “FTCI”. Prior to the completion of the IPO, the board of directors and stockholders approved an approximately 8.25-for-1 forward stock split (the “Forward Stock Split”) of the Company’s shares of common stock which became effective on April 28, 2021. Proceeds from the IPO were used for general corporate purposes, with $54.2 million used to purchase an aggregate of 4,455,384 shares of our common stock, including shares resulting from the settlement of certain vested restricted stock units (“RSUs”) and exercise of certain options in connection with the IPO at the IPO price, less underwriting discounts and commissions.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups (JOBS) Act. Under the JOBS Act, we elected to use the allowed extended transition period to delay adopting new or revised accounting standards until such time as those standards apply to private companies.

2. Summary of significant accounting policies

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements include the results of the Company and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments have been made that are considered necessary for a fair statement of our financial position as of September 30, 2022, and December 31, 2021, our results of operations for the three and nine months ended September 30, 2022 and 2021, and our cash flows for the nine months ended September 30, 2022 and 2021. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the Company’s audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. Intercompany balances and transactions have been eliminated in consolidation.

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

Liquidity

We have incurred cumulative losses since inception, resulting in an accumulated deficit of $228.3 million as of September 30, 2022, and have a history of cash outflows from operations. During the year ended December 31, 2021, and the nine months ended September 30, 2022, we had $132.9 million and $49.1 million, respectively, of cash outflow from operations. As of September 30, 2022, we had $49.8 million of cash on hand, $71.0 million of working capital and approximately $98.2 million of unused borrowing capacity under our existing revolving credit facility. The revolving credit facility includes a financial condition covenant stating we are required to have a minimum liquidity, consisting of cash on hand and unused borrowing capacity, of $50.0 million as of each quarter end through March 31, 2023. After considering this financial condition covenant, we had approximately $98.0 million of available liquidity as of September 30, 2022, in order to retain access to our revolving credit facility. Additionally, we had no long-term borrowings or other material obligations requiring the use of cash as of September 30, 2022.

The Uyghur Forced Labor Prevention Act ("UFLPA") was passed by the U.S. Congress and signed into law by President Biden on December 23, 2021. The UFLPA establishes a rebuttable presumption that the importation of any goods, wares, articles, and merchandise mined, produced, or manufactured wholly or in part in the Xinjiang Uyghur Autonomous Region of the People's Republic of China, or that are produced by certain entities, is prohibited by Section 307 of the Tariff Act of 1930 and that such goods, wares, articles, and merchandise are not entitled to entry to the United States. U.S. Customs and Border Protection ("CBP") began implementing the provisions of UFLPA on June 21, 2022, resulting in new rules for solar module importers and reviews by CBP. There continues to be uncertainty in the market around achieving full compliance with UFLPA, whether related to sufficient traceability of materials or other factors. Once there is additional clarity around this, and customers get line-of-sight to module deliveries, we believe the market will see a recovery.

On March 25, 2022, the U.S. Department of Commerce, in response to a petition by Auxin Solar, Inc., initiated an investigation of claims related to alleged circumvention of U.S. antidumping and countervailing duties ("AD/CVD") by solar manufacturers in certain Southeast Asian countries in an effort to determine whether or not solar cells and/or modules made in those Southeast Asian nations use parts originating from China in order to circumvent the AD/CVD tariffs. This decision resulted in some developers deferring projects due to the uncertainty of panel supply and costs, which has negatively impacted our current year revenues and cash flows and may continue to negatively impact our anticipated revenues and our cash flows in 2023. On June 6, 2022, President Biden issued an Executive Order allowing U.S. solar deployers the ability to import solar modules and cells from Cambodia, Malaysia, Thailand and Vietnam free from certain duties for 24 months, along with other incentives designed to accelerate U.S. domestic production of clean energy technologies.

The most notable incentive program impacting our U.S. business has been the investment tax credit (“ITC”) for solar energy projects, which allows taxpayers to offset their U.S. federal income tax liability by a certain percentage of their cost basis in solar energy systems placed in service for commercial use. The Inflation Reduction Act of 2022, passed by the U.S. Congress and signed into law by President Biden on August 16, 2022, expanded and extended the tax credits available to solar energy projects. ITCs have been extended for such projects through at least 2032 and, depending on the location of a particular project and its ability to satisfy certain labor and domestic content requirements, the ITC percentage can be between 30% and 50%. New solar projects are now eligible to claim production tax credits as an alternative to the ITC. We believe this law will bolster and extend future demand for our products in the U.S.

Our costs are affected by certain component costs including steel, motors and micro-chips, as well as transportation costs. Current market conditions and international conflicts that constrain supply of materials and disrupt the flow of materials from international vendors impact the cost of our products and services, along with overall rates of inflation in the global economy, which have been higher than recent historical rates. We have also seen increases in domestic fuel prices and transportation costs in the past couple of years. These cost increases impact our operating margins. We have taken steps to expand and diversify our manufacturing partnerships and have in the past employed alternative modes of transportation to mitigate the impact of the current headwinds in the global supply chain and logistics markets. Although overall transportation costs are higher than pre-pandemic rates, there has been a decline in recent months in costs for both charter vessels and in the premium container market, as well as an easing of congestion in U.S. ports. However, recent COVID shutdowns in China have created a backlog of exports and increased demand for container shipments from China. We continue to monitor the logistics markets and have adjusted our use of various modes of transportation when warranted to optimize our transportation costs. Additionally, in February 2022, we contracted with a related-party consulting firm to support us in making ongoing improvements to our processes and performance in various areas, including design, sourcing, logistics, pricing, software and our distributed generation business. For further information regarding this consulting firm, see "Note 16. Related party transactions".

In accordance with ASC 205-40, Going Concern, we have evaluated whether there are conditions and events, considered in the aggregate, which raise substantial doubt about our ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued. While AD/CVD and UFLPA have created uncertainty in the market in recent periods, we believe the Executive Order providing for a 24-month holiday on duties for importation of solar modules and cells from certain countries and the passage of the Inflation Reduction Act of 2022, as described above, have reduced the level of uncertainty among solar project owners and developers with regard to new project development. We have also taken significant steps to address the recent market challenges and our historical use of cash through the following actions:

•
certain members of our senior management team have foregone certain cash compensation in exchange for equity compensation;
•
we have frozen non-essential hiring, reduced our travel expenses, decreased the future use of consultants and are deferring non-critical initiatives;
•
we have emphasized cash collections from customers, and continue to negotiate improved payment terms with both our customers and vendors;
•
we have launched Pioneer, a one module-in-portrait (1P) solar tracker solution, and a new solution for thin-film modules, each of which we believe will enhance our ability to win projects that are less exposed to the impacts of UFLPA;
•
we have initiated frequent, consistent communication with our customers, which has allowed us to resolve issues preventing timely collection of certain past due outstanding receivables; and
•
we continue to explore options to obtain additional sources of capital through either the issuance of new debt or equity. For example, (a) we executed Amendment No. 2 to our existing revolving credit facility in June 2022, as described further in Note 11 below, which has increased available liquidity under our credit facility through March 31, 2023 and, (b) as described further in Note 15, we filed a prospectus supplement on September 14, 2022, providing us with the ability to sell from time to time, and in one or more transactions, newly issued shares of our common stock with an aggregate offering price of up to $100 million in future "at the market" offerings.

Management believes that our existing capital, which includes cash on hand, as well as our unused borrowing capacity under our revolving credit facility is sufficient for us to fund our operations for at least one year from the date of issuance of these condensed consolidated financial statements. Accordingly, the accompanying financial statements assume we will continue as a going concern through the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

We have achieved success in executing certain of the initiatives above and we continue to work to further reduce our use of cash to fund our operations. We expect the two-year holiday on duties announced by President Biden in June 2022 will reduce the level of uncertainty in the market due to the ongoing AD/CVD investigation by the U.S. Department of Commerce, as described above, and we believe passage of the Inflation Reduction Act of 2022 will also benefit demand for our products in the U.S. At the same time, however, new rules for module importers and reviews by CBP pursuant to achieving full compliance with UFLPA are expected to continue creating uncertainty in the market. However, once there is additional clarity around compliance with UFLPA, and customers get line-of-sight to module deliveries, we believe the market will see a recovery. While there are already many underlying drivers of growth in the solar industry, the expected positive impact on demand for our products could take longer than expected to occur. In addition, market conditions could deteriorate significantly from what we currently expect, and regulatory and international trade policies could become more stringent as a result of (i) findings from the Department of Commerce's AD/CVD investigation, (ii) the level of enforcement of regulations issued under UFLPA, and (iii) other factors, which may result in a need for us to issue additional debt or obtain new equity financing to fund our operations beyond the next twelve months. We may be unable to obtain any desired additional financing on terms favorable to us, or at all, depending on market and other conditions. The ability to raise additional financing depends on numerous factors that are outside of our control, including macroeconomic factors such as the impact of the COVID 19 pandemic, inflation, the ongoing conflict in the Ukraine, market conditions, the health of financial institutions, investors' and lenders' assessments of our prospects and the prospects of the solar industry in general.

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

Accounts receivable, net

Trade receivables are recorded at invoiced amounts, net of allowances for doubtful accounts, if applicable, and do not bear interest. We generally do not require collateral from our customers; however, in certain circumstances, we may require letters of credit, other collateral, additional guarantees or advance payments. The allowance for doubtful accounts is based on our assessment of the collectability of our customer accounts. We regularly review our accounts receivable that remain outstanding past their applicable payment terms and establish allowances or make potential write-offs by considering certain factors such as historical experience, industry data, credit quality, age of balances and current economic conditions that may affect a customer's ability to pay.

Receivables arising from revenue recognized in excess of billings represents our unconditional right to consideration before customers are invoiced due to the level of progress obtained as of period end on our contracts to procure and deliver tracker systems and related equipment. Further information may be found below in our revenue recognition policy.

Inventories, net

Inventories are stated at the lower of cost or net realizable value, with costs computed on a first-in, first-out basis. The Company periodically reviews its inventories for excess and obsolete items and adjusts carrying costs to estimated net realizable values when they are determined to be less than cost.

Intangible assets, net

Intangible assets consist of developed technology in the form of software tools, licenses and intellectual property, which are amortized over the period of their estimated useful lives using the straight-line method.

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

Stock-based compensation

We recognize compensation expense in the accompanying condensed consolidated statements of comprehensive loss for all share-based payment awards made, including stock options and RSUs, based on the estimated fair value of the award on the grant date. We calculate the fair value of stock options using the Black-Scholes Option-Pricing model for awards with service-based vesting or through use of a lattice model or a Monte Carlo simulation for awards with market conditions. The fair value of RSUs is based on the estimated fair value of the Company's common stock on the date of grant. Since completion of our IPO, we consider the closing price of our stock, as reported on the Nasdaq Global Market, to be the fair value of our stock on the grant date.

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

We recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which we expect to be entitled to in exchange for those goods or services by following a five-step process: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when or as the Company satisfies a performance obligation, as further described below.

Identify the contract with a customer: A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the products and services to be transferred and identifies the payment terms related to these products and services, (ii) the contract has commercial substance, and (iii) the Company determines that collection of substantially all consideration for products and services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. In assessing the recognition of revenue, we also evaluate whether two or more contracts should be combined and accounted for as one contract and if the combined or single contract should be accounted for as multiple performance obligations which could change the amount of revenue and profit (loss) recorded in a period. Change orders may include changes in specifications or design, manner of performance, equipment, materials, scope of work, and/or the period of completion of the project. We analyze change orders to determine if they should be accounted for as a modification to an existing contract or a new stand-alone contract.

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

Our Purchase Agreements typically include two performance obligations: 1) our solar tracker systems or customized components of those systems, and 2) shipping and handling services. The deliverables included as part of our solar tracker systems are predominantly accounted for as one performance obligation, as these deliverables are part of a combined promise to deliver a project.

The revenue for shipping and handling services will be recognized over time based on progress in meeting shipping terms of the arrangements, as this faithfully depicts the Company’s performance in transferring control.

Sales of individual parts of our solar tracker systems for certain specific transactions include multiple performance obligations consisting of individual parts of those systems. Revenue is recognized for parts sales at a point in time when the obligations under the terms of the contract with our customer are satisfied. Generally, this occurs with the transfer of control of the asset, which is in line with shipping terms.

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

Recognize revenue when or as the Company satisfies a performance obligation: For each performance obligation identified, we determine at contract inception whether we satisfy the performance obligation over time or at a point in time. The performance obligations in the contracts for our solar tracker systems and customized components of those systems are satisfied over-time as work progresses, utilizing an input measure of progress determined by cost-to-cost measures on these projects as this faithfully depicts our performance in transferring control. Additionally, our performance does not create an asset with an alternative use, due to the highly customized nature of the product, and we have an enforceable right to payment for performance completed to date. Our performance obligations for individual part sales for certain specific transactions are recognized point-in-time as and when control transfers based on the Incoterms for the contract. Our performance obligations for term-based software licenses are recognized point-in-time as and when control transfers, either upon delivery to the customer or the software license start date, whichever is later. Our performance obligations for shipping and handling services are satisfied over-time as the services are delivered over the term of the contract. We recognize revenue for subscription and other services on a straight-line basis over the contract period. With regard to support revenue, a time-elapsed method is used to measure progress because we transfer control evenly over the contractual period. Accordingly, the fixed consideration related to support revenue is generally recognized on a straight-line basis over the contract term.

Contract assets and liabilities: The timing of revenue recognition, billing, and cash collection results in the recognition of accounts receivable, unbilled receivables for revenue recognized in excess of billings, and deferred revenue in the Condensed Consolidated Balance Sheets. We may receive advances or deposits from our customers before revenue is recognized, resulting in contract liabilities, which are reflected as “deferred revenue” in our Condensed Consolidated Balance Sheets.

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

Not yet adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets and requires the use of an expected loss model in place of the currently used incurred loss method. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. We plan to adopt ASU 2016-13 effective January 1, 2023. We do not expect the adoption of ASU 2016-13 to have a material impact on our consolidated financial statements.

3. Acquisitions

On June 14, 2022, we closed on the acquisition of all of the outstanding stock of Shanghai Han Xiang New Energy Technology Co., Ltd. ("HX Tracker"), a China-based supplier of 1P tracker systems, in order to extend our international market presence. The purchase price included approximately $3.5 million of cash, paid in July 2022, and the issuance in June 2022 of 1,000,000 shares of the Company's common stock valued at approximately $4.4 million. In addition, as part of the purchase price, we paid the existing debt of HX Tracker owed to the previous owners, totaling approximately $0.8 million as of the acquisition date during the third quarter of 2022. The goodwill recognized as part of the acquisition is attributable to expected synergies in the acquired company's tracker offering and cross selling opportunities in various international markets and is not deductible for tax purposes. The results of operations of HX Tracker, which are not material, have been included in our condensed consolidated financial statements since the date of acquisition.

Certain former key employees of HX Tracker became employees of the Company following the closing and were eligible to receive up to 2.2 million RSUs, with vesting based on either performance or service conditions over a 2 to 4-year period. These awards require continuous employment during their term, subject to certain conditions as defined in the award, and are being accounted for as post combination expense recognized over the required service period based on the current expectation that all performance conditions will be met.

On July 1, 2022, we closed on an acquisition of certain assets from Standard Sun, Inc. relating to their pile testing and equipment installation business. Total purchase price was approximately $0.8 million. Two employees of this business became employees of the Company following the acquisition. The results of operations of this business, which are not material, have been included in our condensed consolidated financial statements since the date of acquisition. Goodwill associated with this acquisition is deductible for tax purposes.

The preliminary allocation of the purchase price from these acquisitions was as follows:

(in thousands)	HX Tracker	Pile testing and equipment installation business	Total
Cash	$18	$—	$18
Prepaids and other current assets	17	—	17
Property and equipment, net	—	502	502
Intangible assets, net	1,425	—	1,425
Goodwill	7,447	271	7,718
Deferred tax asset	221	—	221
Accrued expenses	(55)	—	(55)
Deferred tax liability	(356)	—	(356)
Total purchase price	$8,717	$773	$9,490

We are still in the process of finalizing the fair value of the acquired intangible assets and liabilities, which could impact the final purchase price allocations. We plan to complete this evaluation as soon as possible, but no later than one year from the respective acquisition dates.

During the nine months ended September 30, 2022, activity in our goodwill balance was as follows:

(in thousands)	Nine months ended September 30, 2022
Balance at December 31, 2021	$—
Acquisition of HX Tracker	7,447
Acquisition of pile testing and equipment installation business	271
Translation	(391)
Balance at September 30, 2022	$7,327

4. Accounts receivable, net

Accounts receivable consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Trade receivables	$47,192	$38,597
Revenue recognized in excess of billings	6,536	72,676
Other receivables	381	147
Total	54,109	111,420
Allowance for doubtful accounts	(1,180)	(3,872)
Accounts receivable, net	$52,929	$107,548

Included in total receivables above are amounts billed under retainage provisions totaling $6.9 million and $11.6 million as of September 30, 2022, and December 31, 2021, respectively, which are due within the upcoming year.

5. Inventories, net

Inventories consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Finished goods	$17,422	$8,950
Allowance for slow-moving and obsolete inventory	(117)	(90)
Total	$17,305	$8,860

6. Prepaid and other current assets

Prepaid and other current assets consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Vendor deposits	$6,176	$13,098
Prepaid expenses	4,471	2,301
Prepaid taxes	344	269
Surety collateral	144	460
Other current assets	1,323	1,058
Total	$12,458	$17,186

7. Leases

We lease office and warehouse space in various locations, including our corporate headquarters in Austin, Texas. Additionally, we lease space for an applications laboratory in Austin, Texas and have a membership in a collaborative research facility in Colorado. All of our manufacturing is outsourced to contract manufacturing partners, and we currently do not own or lease any manufacturing facilities.

Our lease expense consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Operating lease cost	$166	$135	$550	$331
Short-term lease cost	122	9	332	84
Total lease cost	$288	$144	$882	$415

Reported in:
Cost of revenue	$164	$61	$522	$181
Research and development	11	11	33	32
Selling and marketing	12	—	25	1
General and administrative	101	72	302	201
Total lease cost	$288	$144	$882	$415

Future remaining operating lease payment obligations were as follows:

(in thousands)	September 30, 2022
Remainder of 2022	$142
2023	520
2024	511
2025	446
2026	55
Thereafter	—
Total lease payments	1,674
Less: imputed interest	(238)
Present value of operating lease liabilities	$1,436

Current portion of operating lease liability	$440
Operating lease liability, net of current portion	996
Present value of operating lease liabilities	$1,436

8. Property and equipment, net

Property and equipment consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Leasehold improvements	$22	$22
Field equipment	1,078	833
Information technology equipment	325	182
Tooling	699	543
Capitalized software	250	250
Total	2,374	1,830
Accumulated depreciation	(643)	(248)
Property and equipment, net	$1,731	$1,582

Depreciation expense recognized for the three and nine months ended September 30, 2022, totaled $0.2 million and $0.4 million, respectively.

9. Intangible assets, net

Intangible assets consisted of the following:

(in thousands)	Estimated Useful Lives (Years)	September 30, 2022	December 31, 2021
Developed technology	2.5 - 3.0	$2,550	$1,200
Total		2,550	1,200
Accumulated amortization		(1,335)	(1,200)
Intangible assets, net		$1,215	$—

On January 13, 2017, we entered into an asset purchase agreement with SunEdison Utility Holdings, Inc. ("Seller") to purchase all assets and liabilities of the Seller. The assets purchased as part of this acquisition included $1.2 million of developed technology in the form of software tools for the AP90 tracker, a first-generation tracker based on a one-panel in-portrait, linked-row design. The developed technology for the AP90 tracker was amortized over a 3-year period on a straight-line basis and was fully amortized as of December 31, 2021.

As described further in Note 3 above, we acquired the outstanding stock of HX Tracker on June 14, 2022. In connection with that acquisition, we identified $1.4 million of developed technology in connection with the Helios 1P tracker system. We are amortizing this developed technology over a 2.5-year period on a straight-line basis.

Amortization expense recognized for the three and nine months ended September 30, 2022, totaled $0.1 million.

10. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Accrued cost of revenue	$7,698	$43,185
Accrued compensation	6,028	981
Other accrued expenses	5,891	3,694
Total accrued expenses	$19,617	$47,860

Warranty reserves	$8,304	$4,032
Current portion of operating lease liability	440	452
Non-federal tax obligations	832	172
Total other current liabilities	$9,576	$4,656

In August 2022, the Company announced that it intended to pay employee bonuses earned during the second quarter of 2022 in stock. A total of 402,982 fully vested RSUs, with a fair value of approximately $1.8 million, were granted to employees in satisfaction of our bonus obligation. We also anticipate paying employee bonuses earned during the third quarter of 2022 in stock that will be issued in the fourth quarter of 2022, and have accrued $2.1 million, which is included in accrued compensation in the table above.

Other accrued expenses primarily include amounts due for (i) legal and other costs associated with outstanding legal matters and (ii) other professional services.

We provide standard warranties on our hardware products to customers. The liability amount is based on actual historical warranty spending activity by type of product, customer and geographic region, modified by any known differences such as the impact of expected remediation activities or reliability improvements.

Activity by period in the Company's warranty accruals was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Balance at beginning of period	$11,444	$5,547	$9,346	$6,811
Warranties issued during the period(a)	3,190	794	7,374	2,902
Settlements made during the period	(1,759)	(616)	(3,139)	(3,507)
Changes in liability for pre-existing warranties	(92)	(302)	(798)	(783)
Balance at end of period	$12,783	$5,423	$12,783	$5,423

Accrued warranty balance reported in:
Other current liabilities	$8,304	$1,183	$8,304	$1,183
Other non-current liabilities	4,479	4,240	4,479	4,240
Balance at end of period	$12,783	$5,423	$12,783	$5,423
(a) - Inclusive of accruals for expected remediation activities

11. Debt

On April 30, 2021, we entered into a Senior Secured Revolving Credit Facility with various lenders, including Barclays Bank PLC, as issuing lender, the swingline lender and as administrative agent (the "Credit Facility Agreement").

On June 2, 2022, we entered into Amendment No. 2 to the Credit Facility Agreement (the "Amendment") which, among other things, amended certain terms of the Credit Facility Agreement, including without limitation, to (i) reduce the minimum liquidity level in the minimum liquidity financial covenant from $125.0 million to $50.0 million until March 31, 2023 and (ii) set forth additional financial condition covenants and reporting requirements that apply if the Company does not maintain specified minimum liquidity from the effectiveness of the Amendment until the earlier of (x) March 31, 2023 and (y) the occurrence of certain specified conditions. The new financial condition covenants include the following: (i) if loans are outstanding, (x) the Company shall not have more than $25.0 million in unrestricted cash and cash equivalents for longer than three business days and (y) the ratio of the amount of (A) 75% of specified third party accounts receivables to (B) outstanding loans shall not be less than 1.10:1.00 at the end of each month and (ii) the Company shall limit the amount of cash it pays to third parties (net of all cash received by the Company (subject to certain exclusions)) to not more than $50.0 million, with the financial covenants described in the foregoing clauses (i)(y) and (ii) only being applicable if the Company fails to maintain specified minimum liquidity, with the Company currently maintaining such specified minimum liquidity as of September 30, 2022. Additionally, prior to March 31, 2023, the Company and its restricted subsidiaries under the Credit Facility Agreement are not permitted to (i) incur additional indebtedness for borrowed money, other than through the Credit Facility Agreement or specified permitted unsecured debt, or (ii) pay dividends, subject to specified exceptions. The Amendment also sets forth certain informational rights of the lenders.

12. Income taxes

For the three months ended September 30, 2022 and 2021, we recorded a net income tax benefit of $0.15 million and net income tax expense of $0.04 million, respectively, and for the nine months ended September 30, 2022 and 2021, we recorded a net income tax expense of $0.02 million and net income tax expense of $0.14 million, respectively, all of which were lower than the statutory rate of 21%, primarily due to a valuation allowance established against the U.S. deferred tax assets.

We have had no material change in our unrecognized tax benefits since December 31, 2021. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of September 30, 2022 and December 31, 2021, we had no accrued interest or penalties related to unrecognized tax benefits.

13. Commitments and contingencies

We may be involved in various claims, lawsuits, investigations, and other proceedings, arising in the normal course of business. We accrue a liability when information available prior to the issuance of our financial statements indicates it is probable a loss has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. If the reasonable estimate of the probable loss is a range, we record an accrual for the most likely estimate of the loss, or the low end of the range if there is no one best estimate. We adjust our accruals to reflect the impact of negotiation, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Legal costs are expensed as incurred.

On April 21, 2021, FCX Solar, LLC (“FCX”), filed a lawsuit against us in the United States District Court for the Southern District of New York. The complaint alleged breach of contract, fraud and unjust enrichment claims related to a patent license agreement and consulting relationship between FCX and us. FCX sought damages of approximately $134 million in the lawsuit. On July 2, 2021, we filed a motion to dismiss the fraud and unjust enrichment claims. On July 16, 2021, FCX filed an amended complaint asserting the same claims as the original complaint. On July 22, 2021, we advised the court that FTC would stand on its motion to dismiss, and at the request of the court, we filed a revised motion citing the amended complaint. FCX filed its response on August 19, 2021, and we filed a reply on September 7, 2021. Oral argument on our motion to dismiss was held on February 3, 2022, and the Court granted our motion on February 7, 2022, dismissing FCX's fraud and unjust enrichment claims and leaving only a claim for breach of a license agreement. On May 29, 2021, FCX filed a separate lawsuit against us in the United States District Court for the Western District of Texas, alleging a claim for patent infringement related to U.S. Patent No. 10,903,782. FCX seeks an unspecified amount of damages, including past and future royalties, and injunctive relief. Our answer to that complaint was filed on June 22, 2021, along with our motion to transfer the patent suit to the Southern District of New York to be consolidated with the New York litigation. FCX filed an amended complaint asserting claims for direct patent infringement, indirect infringement by active inducement, and contributory infringement on July 27, 2021, and we filed our answer to that complaint on August 10, 2021. On October 25, 2021, our motion to transfer the case to the Southern District of New York was granted, and the patent case was consolidated with FCX's contract case on November 19, 2021. On April 15, 2022, FCX moved for leave to file a second amended complaint to add additional breach of contract claims related to the patent license agreement. We opposed the motion on April 29, 2022, and FCX filed its reply on May 6, 2022. The Court has not yet ruled on FCX's motion. On March 7, 2022, FCX filed its opening claim construction brief. We filed our rebuttal claim construction brief on April 7, 2022, and FCX filed its reply on April 18, 2022. The Court held a hearing on claim construction on June 1, 2022. On June 16, 2022, the Court issued its claim construction order, adopting FCX's claim constructions for the disputed claim terms. Discovery in this consolidated matter is ongoing. On June 2, 2022, we filed a petition for Inter Partes review of FCX's U.S. Patent No. 10,903,782 before the U.S. Patent and Trademark Office Patent Trial and Appeal Board. On

September 27, 2022, the parties jointly moved for a 30-day stay "to allow the parties to work on settlement," which the Court granted. The parties subsequently requested a further stay of proceedings until November 21, 2022, which the Court also granted. We believe the claims asserted in both lawsuits brought by FCX are without merit, and we plan to vigorously defend against them. Because litigation is subject to inherent uncertainties, and unfavorable rulings or developments could occur despite our belief that the claims asserted are without merit, there can be no certainty that the Company may not ultimately incur charges in excess of presently recorded liabilities. Since the outcome of these matters cannot be predicted with certainty, the costs associated with them could have a material adverse effect on our consolidated results of operations, financial position or liquidity.

14. Stock-based compensation

Stock compensation expense for each period was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2022	2021	2022	2021
Cost of revenue	$1,153	$342	$2,521	$7,571
Research and development	487	200	1,134	3,925
Selling and marketing	598	1,135	1,630	2,942
General and administrative	5,269	3,704	9,970	44,093
Total stock compensation expense	$7,507	$5,381	$15,255	$58,531

15. ATM Program

On September 14, 2022, we filed a prospectus supplement under which we may from time to time, in one or more transactions, offer and sell newly issued shares of our common stock having an aggregate offering price of up to $100 million, to or through Credit Suisse Securities (USA) LLC ("Credit Suisse"), as our sales agent, in "at the money" offerings (the "ATM Program"). We intend to use the net proceeds, if any, from this offering for general corporate purposes, including working capital and operating expenses. We may also use a portion of such proceeds to acquire or invest in businesses, products, services or technologies; however, we do not have binding agreements or commitments for any material acquisitions or investments at this time.

In connection with the ATM Program, on September 14, 2022, we entered into an equity distribution agreement (the "EDA") with Credit Suisse. The offering of our common stock pursuant to the EDA will terminate upon the earlier of (1) the sale of all common stock subject to the EDA or (2) the termination of the EDA by us or by Credit Suisse as permitted therein. The EDA contains customary representations, covenants and indemnification provisions.

As of September 30, 2022, no shares of our common stock had been sold pursuant to the EDA.

16. Related party transactions

In February 2022, we engaged Fernweh Engaged Operator Company LLC (“FEOC”) to support us with improvements to our processes and performance in various areas including design, sourcing, logistics, pricing, software and standard configuration. The consideration for such engagement is a combination of (i) quarterly cash payments through mid-2023, (ii) stock options that are time-based vested through the second quarter of 2023, and (iii) options with vesting tied to achievement of certain performance metrics based on our stock price. The foregoing transaction constitutes a related person transaction under our policies and procedures as South Lake One LLC, an entity affiliated with Isidoro Quiroga Cortés, a member of our board of directors, and a holder of more than 5% of our outstanding capital stock, is an investor in Fernweh Group LLC (“Fernweh Group”), the parent entity of FEOC. Also, Aequanimitas Limited Partnership and Discrimen LLC are investors in Fernweh Group, and Isidoro Quiroga Cortés is affiliated with those entities. Isidoro Quiroga Cortés is also on the board of Fernweh Group. For the three and nine months ended September 30, 2022, we incurred $0.9 million and $3.0 million, respectively, of general and administrative expense associated with our engagement of FEOC. Cash payments during the nine months ended September 30, 2022, totaled $1.7 million. No cash payments were made during the three months ended September 30, 2022.

17. Net loss per share

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net loss (in thousands)	$(25,636)	$(22,915)	$(79,112)	$(82,707)
Weighted average shares outstanding for calculating basic and diluted loss per share	102,164,455	94,596,519	100,642,126	82,677,824
Basic and diluted loss per share	$(0.25)	$(0.24)	$(0.79)	$(1.00)

For purposes of computing diluted loss per share, weighted average common shares outstanding do not include potentially dilutive securities that are anti-dilutive, as shown below.

	As of September 30,
	2022	2021
Anti-dilutive securities excluded from calculating dilutive loss per share:
Shares of common stock issuable under stock option plans outstanding	7,407,333	9,609,828
Shares of common stock issuable upon vesting of RSUs	7,603,064	5,598,000
Potential common shares excluded from diluted net loss per share calculation	15,010,397	15,207,828

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

Overview

FTC Solar, Inc. (the “Company”, “we”, “our”, or “us”) was founded in 2017 and is incorporated in the state of Delaware. We are a global provider of advanced solar tracker systems, supported by proprietary software and value-added engineering services. Our mission is to provide differentiated products, software, and services that maximize energy generation and cost savings for our customers, and to help facilitate the continued growth and adoption of solar power globally. Trackers significantly increase the amount of solar energy produced at a solar installation by moving solar panels throughout the day to maintain an optimal orientation relative to the sun. Our primary tracker system is currently marketed under the Voyager brand name (“Voyager”). Voyager is a next-generation two-panel in-portrait single-axis tracker solution that we believe offers industry-leading performance and ease of installation. In September 2022, we announced the introduction of Pioneer, a new and differentiated one module-in-portrait (1P) solar tracker solution that allows for a pile count reduction per megawatt compared to similar industry-leading solutions, as well as providing other benefits, giving customers increased flexibility and additional cost savings. We have also launched a new solution for thin-film modules, filling a gap in our offering for certain U.S. modules. We have a team of dedicated renewable energy professionals with significant project installation experience focused on delivering cost reductions to our U.S. and worldwide clients across the solar project development and construction cycle. Our solar solutions span a range of applications, including ground mount, tracker, canopy, and rooftop. The Company is headquartered in Austin, Texas, and has international subsidiaries in Australia, China, India and South Africa.

In April 2021, we completed an initial public offering ("IPO") of 19,840,000 shares of our common stock receiving proceeds of $241.2 million, net of underwriting discounts and commissions, but before offering costs, and began trading on the Nasdaq Global Market under the symbol “FTCI”. Prior to the completion of the IPO, the board of directors and stockholders approved an approximately 8.25-for-1 forward stock split (the “Forward Stock Split”) of the Company’s shares of common stock which became effective on April 28, 2021. Proceeds from the IPO were used for general corporate purposes, with $54.2 million used to purchase an aggregate of 4,455,384 shares of our common stock, including shares resulting from the settlement of certain vested restricted stock units (“RSUs”) and exercise of certain options in connection with the IPO at the IPO price, less underwriting discounts and commissions.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups (JOBS) Act. Under the JOBS Act, we elected to use the allowed extended transition period to delay adopting new or revised accounting standards until such time as those standards apply to private companies.

Key Factors Affecting Our Performance

Government Regulations. Changes in the U.S. trade environment, including the imposition of import tariffs, AD/CVD investigations and the Uyghur Forced Labor Prevention Act ("UFLPA"), which became effective in June 2022, can have an impact on the timing of developer projects. The UFLPA resulted in new rules for module importers and reviews by U.S. Customs and Border Patrol. There is currently uncertainty in the market around achieving full compliance with UFLPA, whether related to sufficient traceability of materials or other factors. Escalating trade tensions, particularly between the United States and China, have led to increased tariffs and trade restrictions, including tariffs applicable to certain raw materials and components for our products. We have taken measures with the intention of mitigating the effect of tariffs and the impact of AD/CVD and UFLPA on our business by reducing our reliance on China. In 2019, 90% of our supply chain was sourced from China. As of September 30, 2022, we have qualified suppliers outside of China for all our commodities and reduced the extent to which our supply chain for U.S.-based projects is subject to existing tariffs. We have entered into partnerships with manufacturers in the United States, Mexico, Canada, Spain, Brazil, Turkey, Saudi Arabia, India, Thailand, Vietnam and Korea to diversify our supply chain and optimize costs. On June 6, 2022, President Biden issued an Executive Order allowing U.S. solar deployers the ability to import solar modules and cells from Cambodia, Malaysia, Thailand and Vietnam free from certain duties for 24 months, along with other incentives designed to accelerate U.S. domestic production of clean energy technologies.

The most notable incentive program impacting our U.S. business has been the investment tax credit (“ITC”) for solar energy projects, which allows taxpayers to offset their U.S. federal income tax liability by a certain percentage of their cost basis in solar energy systems placed in service for commercial use. The Inflation Reduction Act of 2022, passed by the U.S. Congress and signed into law by President Biden on August 16, 2022, expanded and extended the tax credits available to solar energy projects. ITCs have been extended for such projects through at least 2032 and, depending on the location of a particular project and its ability to satisfy certain labor and domestic content requirements, the ITC percentage can be between 30% and 50%. New solar projects are now eligible to claim production tax credits as an alternative to the ITC. We believe this law will bolster and extend future demand for our products in the U.S.

Disruptions in Transportation and Supply Chain. Our costs are affected by certain component costs including steel, motors and micro-chips, as well as transportation costs. Current market conditions and international conflicts that constrain supply of materials and disrupt the flow of materials from international vendors impact the cost of our products and services, along with overall rates of inflation in the global economy, which have been higher than recent historical rates. We have also seen increases in domestic fuel prices and transportation costs in the past couple of years. These cost increases impact our operating margins. We have taken steps to expand and diversify our manufacturing partnerships and have in the past employed alternative modes of transportation to mitigate the impact of the current headwinds in the global supply chain and logistics markets. Although overall transportation costs are higher than pre-pandemic rates, there has been a decline in recent months in costs for both charter vessels and in the premium container market, as well as an easing of congestion in U.S. ports. However, recent COVID shutdowns in China have created a backlog of exports and increased demand for container shipments from China. We continue to monitor the logistics markets and have adjusted our use of various modes of transportation when warranted to optimize our transportation costs. Additionally, in February 2022, we contracted with a related-party consulting firm to support us in making ongoing improvements to our processes and performance in various areas, including design, sourcing, logistics, pricing, software and our distributed generation business. Further information may be found in Note 16 in Part 1, Item 1 of this Form 10-Q with regard to the related-party consulting firm. We intend to maintain a sharp focus on our design to value initiative to improve margins by reducing manufacturing and material costs of our products.

Megawatts ("MW") Shipped and Average Selling Price ("ASP"). The primary operating metric we use to evaluate our sales performance and to track market acceptance of our products is the change in quantity of MW shipped from period to period. MW are measured for each individual project and are calculated based on the expected output of that project once installed and fully operational. We also utilize metrics related to price and cost of goods sold per watt, including the change in ASP from period to period and cost per watt. ASP is calculated by dividing total revenue by total watts and cost per watt is calculated by dividing total costs of goods sold by total watts. These metrics enable us to evaluate trends in pricing, manufacturing and logistics costs and profitability. Events such as the COVID-19 pandemic, global inflation rates and international conflicts can impact the U.S. economy, global supply chains, and our business. These impacts can cause significant shipping delays and cost increases, as well as offsetting ASP increases, and also raise the price of inputs like steel and logistics, affecting our cost per watt.

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

Impact of the COVID-19 Pandemic. In March of 2020, the World Health Organization declared that the worldwide spread and severity of a new coronavirus, referred to as COVID-19, was severe enough to be characterized as a pandemic. In response to the initial and continued spread of COVID-19, governmental authorities in the United States and around the world imposed, and in some cases continue to impose, various restrictions designed to slow the pace of the pandemic, including restrictions on travel and other restrictions that prohibited employees from going to work, including in cities where we have offices, employees, and customers, causing severe disruptions in the worldwide economy. The continued implications of the COVID-19 pandemic on our business, financial condition and results of operations remain uncertain and will depend on certain developments, including the duration and severity of the COVID-19 pandemic, the impact of virus variants, the rate of vaccinations, the COVID-19 pandemic’s impact on our customers and suppliers and the range of governmental and community reactions to the pandemic. While our day-to-day operations have been affected, the impact has been less pronounced as most of our staff has worked remotely and continued to develop our product offerings, source materials and install our products. However, we have experienced significant supply chain disruptions that have caused delays in product deliveries due to diminished vessel capacity and port detainment of vessels as a consequence of the COVID-19 pandemic (including as a result of multiple COVID-19 variants), which have contributed to an increase in lead times for delivery of our tracker systems. For instance, we experienced a COVID-related supplier production slowdown in India at the end of March 2021, which continued throughout 2021 due to the emergence of the Omicron variant. In addition, recent COVID shutdowns in China have created a backlog of exports and increased demand for container shipments from China. The reduced capacity for logistics has caused increases in logistics costs compared to pre-pandemic rates, although certain costs have begun to decline in recent months. Additionally, ground operations at project sites have been impacted by health-related restrictions, shelter-in-place orders and worker absenteeism, which has resulted in delays in project completions, and these restrictions have also hindered our ability to provide on-site support to our customers and conduct inspections of our contract manufacturers. The disruptions in the global supply chain have resulted in extended lead times for some of our component parts. Management will continue to monitor the impact of the global situation on our financial condition, cash flows, operations, contract manufacturers, industry, workforce and customer relationships.

Impact of Climate Change. Climate change has primarily impacted our business operations by increasing demand for solar power generation and, as a result, for use of our products. While climate change has not resulted in any material negative impact to our operations to date, we recognize the risk of disruptions to our supply chain due to extreme weather events. This has led us to expand the diversity of our supplier base and to partner with more local suppliers to reduce shipping and transportation needs. We are also increasingly partnering with larger scale steel producers rather than smaller suppliers to facilitate scaling of our operations while remaining conscious of the environmental impacts of steel manufacturing as the regulatory landscape around these high-emitting industries evolves.

We also attempt to mitigate the climate-related risks from the use of our products by designing our equipment and systems to have a high-slope tolerance and wind mitigation capabilities, while at the same time reducing the required foundation/pile count needed. This allows our trackers to be installed in increasingly hostile environments with minimal disturbance to the surrounding land.

Non-GAAP Financial Measures

Adjusted EBITDA, adjusted net loss and adjusted earnings per share ("EPS")

We utilize Adjusted EBITDA, Adjusted Net Loss, and Adjusted EPS as supplemental measures of our performance. We define Adjusted EBITDA as net loss plus (i) provision (benefit) for income taxes, (ii) interest expense, net, (iii) depreciation expense, (iv) amortization of intangibles, (v) stock-based compensation, (vi) non-routine legal fees, certain severance and other costs (credits) and (vii) the loss (income) from our unconsolidated subsidiary. We also deduct the gains from the disposal of our investment in unconsolidated subsidiary and from extinguishment of our debt from net loss in arriving at Adjusted EBITDA. We define Adjusted Net Loss as net loss plus (i) amortization of debt issue costs and intangibles, (ii) stock-based compensation, (iii) non-routine legal fees, severance and certain other costs (credits), (iv) the loss (income) from our unconsolidated subsidiary and (v) the income tax expense (benefit) of those adjustments. We also deduct the gains or add back the losses from the disposal of our investment in unconsolidated subsidiary and from extinguishment of our debt from net loss in arriving at Adjusted Net Loss. Adjusted EPS is defined as Adjusted Net Loss on a per share basis using the weighted average diluted shares outstanding.

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

	Three months ended September 30,
	2022		2021
(in thousands, except shares and per share data)	Adjusted EBITDA	Adjusted Net Loss	Adjusted EBITDA	Adjusted Net Loss
Net loss per GAAP	$(25,636)	$(25,636)	$(22,915)	$(22,915)
Reconciling items -
Provision (benefit) for income taxes	(151)	—	41	—
Interest expense, net	160	—	301	—
Amortization of debt issue costs in interest expense	—	177	—	173
Depreciation expense	182	—	53	—
Amortization of intangibles	135	135	—	—
Stock-based compensation	7,507	7,507	5,381	5,381
Gain from disposal of investment in unconsolidated subsidiary(a)	(1,408)	(1,408)	(210)	(210)
Non-routine legal fees(b)	842	842	988	988
Severance(c)	311	311	—	—
Other costs(d)	324	324	270	270
Adjusted Non-GAAP amounts	$(17,734)	$(17,748)	$(16,091)	$(16,313)

GAAP net loss per share:
Basic	N/A	$(0.25)	N/A	$(0.24)
Diluted	N/A	$(0.25)	N/A	$(0.24)

Adjusted Non-GAAP net loss per share (Adjusted EPS):
Basic	N/A	$(0.17)	N/A	$(0.17)
Diluted	N/A	$(0.17)	N/A	$(0.17)

Weighted-average common shares outstanding:
Basic	N/A	102,164,455	N/A	94,596,519
Diluted	N/A	102,164,455	N/A	94,596,519

(a) Our management excludes the gain from current year collections of contingent contractual amounts arising from the sale in 2021 of our investment in our unconsolidated subsidiary when evaluating our operating performance.

(b) Non-routine legal fees represent legal fees and other costs incurred for matters that were not ordinary or routine to the operations of the business.

(c) Severance costs were incurred related to agreements with certain executives due to restructuring changes.

(d) Other costs include installment payments in both periods relating to a CEO transition event that occurred in 2021, as well as professional services associated with our IPO and a registration statement filing.

	Nine months ended September 30,
	2022		2021
(in thousands, except shares and per share data)	Adjusted EBITDA	Adjusted Net Loss	Adjusted EBITDA	Adjusted Net Loss
Net loss per GAAP	$(79,112)	$(79,112)	$(82,707)	$(82,707)
Reconciling items -
Provision (benefit) for income taxes	15	—	137	—
Interest expense, net	882	—	515	—
Amortization of debt issue costs in interest expense	—	526	—	288
Depreciation expense	447	—	95	—
Amortization of intangibles	135	—	—	—
Stock-based compensation	15,255	15,255	58,531	58,531
Gain from disposal of investment in unconsolidated subsidiary(a)	(1,745)	(1,745)	(20,829)	(20,829)
Gain on extinguishment of debt	—	—	(790)	(790)
Non-routine legal fees(b)	5,742	5,742	1,778	1,778
Severance(c)	1,037	1,037	295	295
Other costs(d)	1,904	1,904	3,121	3,121
Loss from unconsolidated subsidiary(a)	—	—	354	354
Income tax benefit attributable to adjustments	—	—	—	(3)
Adjusted Non-GAAP amounts	$(55,440)	$(56,393)	$(39,500)	$(39,962)

GAAP net loss per share:
Basic	N/A	$(0.79)	N/A	$(1.00)
Diluted	N/A	$(0.79)	N/A	$(1.00)

Adjusted Non-GAAP net loss per share (Adjusted EPS):
Basic	N/A	$(0.56)	N/A	$(0.48)
Diluted	N/A	$(0.56)	N/A	$(0.48)

Weighted-average common shares outstanding:
Basic	N/A	100,642,126	N/A	82,677,824
Diluted	N/A	100,642,126	N/A	82,677,824

(a) Our management excludes the gain from current year collections of contingent contractual amounts arising from the sale in 2021 of our investment in our unconsolidated subsidiary, as well as the gain from the 2021 sale, when evaluating our operating performance, along with the loss from operations of our unconsolidated subsidiary prior to the sale.

(b) Non-routine legal fees represent legal fees and other costs incurred for matters that were not ordinary or routine to the operations of the business.

(c) Severance costs were incurred related to agreements with certain executives due to restructuring changes.

(d) Other costs include certain amounts related to our 2022 acquisition of HX Tracker, as well as costs attributable to settlement of stock-based compensation awards in 2022 resulting from our IPO, shareholder follow-on registration costs pursuant to our IPO, installment payments relating to a CEO transition event that occurred in 2021 and professional services associated with our IPO and a registration statement filing. Other costs during 2021 also include consulting fees in connection with operations and finance and costs associated with our IPO.

Key Components of Our Results of Operations

The following discussion describes certain line items in our condensed consolidated statements of operations.

Revenue

Revenue from the sale of our solar tracker systems and customized components of those systems is recognized over time, as work progresses, utilizing an input measure of progress determined by cost incurred to date relative to total expected cost on these projects to correlate with our performance in transferring control over the tracker systems and their components. Revenue from the sale of individual parts is recognized point-in-time as and when control transfers based on the terms of the contract. Revenue from sale of term-based software licenses is recognized upon transfer of control to the customer. Revenue for shipping and handling services is recognized over time based on progress in meeting shipping terms of the arrangements. Subscription revenue, which is derived from our subscription-based enterprise licensing model, and support revenue, which is derived from ongoing security updates and maintenance, are generally recognized on a straight-line basis over the term of the contract.

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

Our revenue is affected by changes in the volume and ASP of our solar tracking systems purchased by our customers and volume of sales of software products and engineering services, among other things. The ASP of our solar tracker systems and quarterly volume of sales is driven by the supply of, and demand for, our products, changes in product mix, geographic mix of our customers, strength of competitors’ product offerings, tariff and import restrictions, supply chain issues and availability of government incentives to the end-users of our products. Additionally, our revenue may be impacted by seasonality due to cold weather, which can cause variability in site construction activity.

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

Results of Operations - Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

	Three months ended September 30,
	2022		2021
(in thousands, except percentages)	Amounts	Percentage of revenue	Amounts	Percentage of revenue
Revenue:
Product	$3,543	21.4%	$45,582	86.0%
Service	13,029	78.6%	7,407	14.0%
Total revenue	16,572	100.0%	52,989	100.0%
Cost of revenue:
Product	11,411	68.9%	48,090	90.8%
Service	14,676	88.6%	12,938	24.4%
Total cost of revenue	26,087	157.4%	61,028	115.2%
Gross profit (loss)	(9,515)	(57.4%)	(8,039)	(15.2%)
Operating expenses
Research and development	2,126	12.8%	2,116	4.0%
Selling and marketing	1,994	12.0%	2,224	4.2%
General and administrative	13,059	78.8%	10,391	19.6%
Total operating expenses	17,179	103.7%	14,731	27.8%
Loss from operations	(26,694)	(161.1%)	(22,770)	(43.0%)
Interest expense, net	(160)	(1.0%)	(301)	(0.6%)
Gain from disposal of investment in unconsolidated subsidiary	1,408	8.5%	210	0.4%
Other income (expense)	(341)	(2.1%)	(13)	0.0%
Loss from unconsolidated subsidiary	—	0.0%	—	0.0%
Loss before income taxes	(25,787)	(155.6%)	(22,874)	(43.2%)
(Provision) benefit for income taxes	151	0.9%	(41)	(0.1%)
Net loss	$(25,636)	(154.7%)	$(22,915)	(43.2%)

Revenue

We generate our revenue in two streams – Product revenue and Service revenue. Product revenue is derived from the sale of solar tracker systems, customized components for those systems, individual part sales for certain specific transactions and the sale of term-based software licenses. Service revenue includes revenue from shipping and handling services, our subscription-based enterprise licensing model and maintenance and support services in connection with the term-based software licenses.

	Three months ended September 30,
(in thousands)	2022	2021	$ Change	% Change
Product	$3,543	$45,582	$(42,039)	(92.2)%
Service	13,029	7,407	5,622	75.9%
Total revenue	$16,572	$52,989	$(36,417)	(68.7)%

Product revenue

The decrease in product revenue for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, was primarily due to (i) a 72% decrease in MW produced and (ii) a decrease of approximately 72% in ASP.

The decrease in MW produced was due to the wind down in legacy project activity as a result of supply chain availability and concerns by project developers and owners in the U.S. in recent months over regulatory and tariff issues, including AD/CVD and Withhold Release Orders ("WROs") pursuant to the UFLPA. We believe the regulatory concerns regarding module availability, among other things, has slowed new and existing project activity in the U.S. during the three months ended September 30, 2022, by pushing some activity into 2023 and beyond. The decrease in ASP for our products was the result of a change in the mix of projects between the periods.

Service revenue

The increase in service revenue for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, primarily resulted from the timing of current shipping and logistics activity levels for two larger projects and an increase in ASP for shipping and logistics services due to higher pricing required to cover higher costs. During the three months ended September 30, 2021, increases in shipping and logistics costs were not fully recoverable under existing contracts at that time.

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

	Three months ended September 30,
(in thousands)	2022	2021	$ Change	% Change
Product	$11,411	$48,090	$(36,679)	(76.3)%
Service	14,676	12,938	1,738	13.4%
Total cost of revenue	$26,087	$61,028	$(34,941)	(57.3)%
Gross profit (loss)	$(9,515)	$(8,039)	$(1,476)	18.4%
Gross profit (loss) percentage of revenue	(57.4%)	(15.2%)

The decrease in cost of revenue for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, was primarily driven by (i) a decrease of 72% in MW produced and (ii) lower product costs due to project mix changes compared to the same period last year. This was partially offset by increases in overhead payroll expense and stock-based compensation costs during the three months ended September 30, 2022.

Our gross profit (loss) percentage of revenue for the three months ended September 30, 2022, was negative 57.4%, as compared to negative 15.2% for the three months ended September 30, 2021. We had a gross margin loss in our products for the three months ended September 30, 2022 and 2021, as (i) current period volumes were not sufficient to cover certain relatively fixed overhead costs and (ii) due to certain projects that were in a loss position during the three months ended September 30, 2021, as steel prices and costs for retrofits, remediations and product reconfigurations were increasing during that period. We had a service gross margin loss for the three months ended September 30, 2022, due to higher warehousing costs for product in transit to customers. This was partially offset by better pricing in newer contracts that allowed us to recover our costs and from higher shipping and logistics activity levels. The terms of our contracts during the three months ended September 30, 2021, did not allow us to fully recover cost increases that were occurring during that time from disruptions in the supply chain.

Research and development

Research and development expenses consist primarily of salaries (net of federal employee retention credits received during 2021), employee benefits, stock-based compensation expenses and travel expenses related to our engineers performing research and development activities to originate, develop and enhance our products. Additional expenses include consulting charges, component purchases and other costs for performing research and development on our software products.

	Three months ended September 30,
(in thousands)	2022	2021	$ Change	% Change
Research and development	$2,126	$2,116	$10	0.5%

Research and development expenses for the three months ended September 30, 2022, were mostly flat as compared to the three months ended September 30, 2021, as higher payroll and stock compensation expenses from increased headcount were largely offset by lower expenditures for professional services and equipment. Research and development expenses as a percentage of revenue were 12.8% for the three months ended September 30, 2022, compared to 4.0% for the three months ended September 30, 2021. The increased percentage was due mainly to the low level of revenue during the three months ended September 30, 2022.

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

	Three months ended September 30,
(in thousands)	2022	2021	$ Change	% Change
Selling and marketing	$1,994	$2,224	$(230)	(10.3%)

The decrease in selling and marketing expenses was primarily attributable to $0.5 million of lower stock-based compensation expense, partially offset by higher payroll-related costs. Selling and marketing costs as a percentage of revenue were 12.0% for the three months ended September 30, 2022, compared to 4.2% for the three months ended September 30, 2021. The increased percentage was due mainly to the low level of revenue during the three months ended September 30, 2022.

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

	Three months ended September 30,
(in thousands)	2022	2021	$ Change	% Change
General and administrative	$13,059	$10,391	$2,668	25.7%

The increase in general and administrative expenses was primarily attributable to $1.6 million of higher stock-based compensation expense and $0.6 million of higher payroll-related costs due to headcount increases. General and administrative expenses as a percentage of revenue were 78.8% for the three months ended September 30, 2022, compared to 19.6% for the three months ended September 30, 2021. The increased percentage was due mainly to the low level of revenue during the three months ended September 30, 2022.

Interest expense, net

	Three months ended September 30,
(in thousands)	2022	2021	$ Change	% Change
Interest expense, net	$160	$301	$(141)	(46.8)%

Interest expense during the three months ended September 30, 2022, primarily consisted of commitment fees on our revolving credit facility with Barclays Bank that we entered into in April 2021, along with associated debt issue cost amortization. Interest income earned on our cash equivalents totaled approximately $0.1 million during the three months ended September 30, 2022.

Gain from disposal of investment in unconsolidated subsidiary

	Three months ended September 30,
(in thousands)	2022	2021	$ Change	% Change
Gain from disposal of investment in unconsolidated subsidiary	$1,408	$210	$1,198	570.5%

We sold our interest in our unconsolidated subsidiary, Dimension Energy LLC ("Dimension"), on June 24, 2021. Dimension is a community solar developer based in Atlanta, Georgia that provides renewable energy solutions for local communities in the United States. The sales agreement with Dimension includes an earnout provision which provides the potential to receive additional contingent consideration of up to approximately $14.0 million through December 2024, based on Dimension achieving certain performance milestones. The sales agreement also includes a projects escrow release which is an additional contingent consideration to receive $7 million based on Dimension’s completion of certain construction projects in progress at the time of the sale. We made an accounting policy election to account for the contingent gains from the earnout provision and projects escrow release only when those amounts become realizable in the periods subsequent to the disposal date. During the three months ended September 30, 2022 and 2021, we received escrow release payments of $1.4 million and $0.2 million, respectively, that were recognized in accordance with our policy election.

Results of Operations - Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

	Nine months ended September 30,
	2022		2021
(in thousands, except percentages)	Amounts	Percentage of revenue	Amounts	Percentage of revenue
Revenue:
Product	$43,677	45.1%	$137,799	81.6%
Service	53,169	54.9%	31,005	18.4%
Total revenue	96,846	100.0%	168,804	100.0%
Cost of revenue:
Product	62,800	64.8%	146,964	87.1%
Service	59,360	61.3%	45,810	27.1%
Total cost of revenue	122,160	126.1%	192,774	114.2%
Gross profit (loss)	(25,314)	(26.1%)	(23,970)	(14.2%)
Operating expenses
Research and development	7,538	7.8%	9,653	5.7%
Selling and marketing	6,893	7.1%	6,421	3.8%
General and administrative	39,966	41.3%	63,217	37.4%
Total operating expenses	54,397	56.2%	79,291	47.0%
Loss from operations	(79,711)	(82.3%)	(103,261)	(61.2%)
Interest expense, net	(882)	(0.9%)	(515)	(0.3%)
Gain from disposal of investment in unconsolidated subsidiary	1,745	1.8%	20,829	12.3%
Gain on extinguishment of debt	—	0.0%	790	0.5%
Other income (expense)	(249)	(0.3%)	(59)	0.0%
Loss from unconsolidated subsidiary	—	0.0%	(354)	(0.2%)
Loss before income taxes	(79,097)	(81.7%)	(82,570)	(48.9%)
(Provision) benefit for income taxes	(15)	0.0%	(137)	(0.1%)
Net loss	$(79,112)	(81.7%)	$(82,707)	(49.0%)

Revenue

	Nine months ended September 30,
(in thousands)	2022	2021	$ Change	% Change
Product	$43,677	$137,799	$(94,122)	(68.3)%
Service	53,169	31,005	22,164	71.5%
Total revenue	$96,846	$168,804	$(71,958)	(42.6)%

Product revenue

The decrease in product revenue for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was primarily due to (i) a 47% decrease in MW produced, (ii) a decrease of approximately 37% in ASP, and (iii) a customer concession charge during the nine months ended September 30, 2022.

The decrease in MW produced was due to the impact of supply chain availability and concerns by project developers and owners over regulatory and tariff issues, including AD/CVD and WROs pursuant to UFLPA, which slowed or pushed out demand for our trackers in comparison to production levels for various large projects during the nine months ended September 30, 2021. We believe the regulatory concerns regarding module availability, among other things, has slowed new and existing project activity during the nine months ended September 30, 2022, by pushing some activity out into 2023 and beyond. The decrease in ASP for our products was the result of a change in the mix of projects between the periods.

Service revenue

The increase in service revenue for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was primarily due to increased shipping and logistics activity levels due to high production activity in the fourth quarter of 2021, and an increase in ASP for shipping and logistics services due to higher pricing required to cover higher costs. During the nine months ended September 30, 2021, increases in shipping and logistics costs were not fully recoverable under existing contracts at that time. The differential between service revenues and costs during the nine months ended September 30, 2022, was largely due to a customer concession charge recorded against revenues during the first quarter of 2022.

Cost of revenue and gross profit (loss)

	Nine months ended September 30,
(in thousands)	2022	2021	$ Change	% Change
Product	$62,800	$146,964	$(84,164)	(57.3)%
Service	59,360	45,810	13,550	29.6%
Total cost of revenue	$122,160	$192,774	$(70,614)	(36.6)%
Gross profit (loss)	$(25,314)	$(23,970)	$(1,344)	5.6%
Gross profit (loss) percentage of revenue	(26.1%)	(14.2%)

The decrease in cost of revenue for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was primarily driven by (i) a decrease of 47% in MW produced and (ii) lower stock-based compensation costs as a result of accelerated vesting of stock-based awards following our IPO in 2021. This was partially offset by increases in shipping and logistics costs during much of 2021 and into 2022, as well as higher product costs due to project mix changes compared to the same period last year and higher employee salary costs due to headcount increases.

Our gross profit (loss) percentage of revenue for the nine months ended September 30, 2022, was negative 26.1%, as compared to negative 14.2% for the nine months ended September 30, 2021. We had a gross margin loss in our products for the nine months ended September 30, 2022 and 2021, as (i) current period volumes were not sufficient to cover certain relatively fixed overhead costs and (ii) due to certain projects that were in a loss position during the nine months ended September 30, 2021, due to our inability to pass on significant cost increases to our customers on fixed price contracts. The decline in the gross profit (loss) percentage was largely due to a $5.0 million customer concession during the nine months ended September 30, 2022, as well as higher product costs due to project mix changes. This was partially offset by (i) an increase in shipping and logistics activity levels, as well as increased shipping and logistics revenues in order to cover increased costs, which improved our service margins, despite higher warehousing costs for product in transit to customers, and (ii) lower stock-based compensation costs.

Research and development

	Nine months ended September 30,
(in thousands)	2022	2021	$ Change	% Change
Research and development	$7,538	$9,653	$(2,115)	(21.9%)

The decrease in research and development expenses was primarily attributable to $2.8 million of lower stock-based compensation expense as a result of accelerated vesting of stock-based awards following our IPO in 2021. This was partially offset by higher payroll -related costs of $0.8 million due to headcount increases. Research and development expenses as a percentage of revenue were 7.8% for the nine months ended September 30, 2022, compared to 5.7% for the nine months ended September 30, 2021. The increased percentage was due mainly to the lower level of revenue during the nine months ended September 30, 2022.

Selling and marketing

	Nine months ended September 30,
(in thousands)	2022	2021	$ Change	% Change
Selling and marketing	$6,893	$6,421	$472	7.4%

The increase in selling and marketing expenses was primarily attributable to higher provisions for uncollectible receivables totaling $1.1 million, as well as higher payroll, marketing and travel costs. This was partially offset by $1.3 million of lower stock-based compensation expense as a result of accelerated vesting of stock-based awards following our IPO in 2021. Selling and marketing expenses as a percentage of revenue were 7.1% for the nine months ended September 30, 2022, compared to 3.8% for the nine months ended September 30, 2021. The increased percentage was due mainly to the lower level of revenue during the nine months ended September 30, 2022.

General and administrative

	Nine months ended September 30,
(in thousands)	2022	2021	$ Change	% Change
General and administrative	$39,966	$63,217	$(23,251)	(36.8%)

The decrease in general and administrative expenses was primarily attributable to $34.1 million of lower stock-based compensation expense as a result of accelerated vesting of stock-based awards following our IPO in 2021. This was partially offset by (i) higher payroll costs of $4.0 million due to headcount increases, (ii) higher legal and professional fees of $4.0 million, and (iii) higher insurance costs as a result of being a public company since April 2021. General and administrative expenses as a percentage of revenue were 41.3% for the nine months ended September 30, 2022, compared to 37.4% for the nine months ended September 30, 2021. The increased percentage was due mainly to the lower level of revenue during the nine months ended September 30, 2022.

Interest expense, net

	Nine months ended September 30,
(in thousands)	2022	2021	$ Change	% Change
Interest expense, net	$882	$515	$367	71.3%

Interest expense during the nine months ended September 30, 2022, primarily related to commitment fees on our revolving credit facility with Barclays Bank that we entered into in April 2021, along with associated debt issue cost amortization and lender fees paid in connection with a June 2022 amendment to our revolving credit facility. Interest income earned on our cash equivalents totaled approximately $0.2 million during the nine months ended September 30, 2022.

Gain from disposal of investment in unconsolidated subsidiary

	Nine months ended September 30,
(in thousands)	2022	2021	$ Change	% Change
Gain from disposal of investment in unconsolidated subsidiary	$1,745	$20,829	$(19,084)	(91.6%)

We sold our interest in our unconsolidated subsidiary, Dimension, on June 24, 2021, recognizing a gain of $20.6 million on the sale. Dimension is a community solar developer based in Atlanta, Georgia that provides renewable energy solutions for local communities in the United States. The sales agreement with Dimension includes an earnout provision which provides the potential to receive additional contingent consideration of up to approximately $14.0 million through December 2024, based on Dimension achieving certain performance milestones. The sales agreement also includes a projects escrow release which is an additional contingent consideration to receive $7 million based on Dimension’s completion of certain construction projects in progress at the time of the sale. We made an accounting policy election to account for the contingent gains from the earnout provision and projects escrow release only when those amounts become realizable in the periods subsequent to the disposal date.

During the nine months ended September 30, 2022 and 2021, we received $1.7 million and $0.2 million, respectively, from escrow for subsequent completion of certain construction projects that were in progress at the time of the sale.

Gain on extinguishment of debt

	Nine months ended September 30,
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

	Nine months ended September 30,
(in thousands)	2022	2021	$ Change	% Change
Loss from unconsolidated subsidiary	$—	$354	$(354)	(100.0%)

As discussed above, we sold our interest in our unconsolidated subsidiary, Dimension, on June 24, 2021. Our share of the loss prior to the sale from this unconsolidated subsidiary for the nine months ended September 30, 2021, was $0.4 million.

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

We have incurred cumulative losses since inception, resulting in an accumulated deficit of $228.3 million as of September 30, 2022, and have a history of cash outflows from operations. During the year ended December 31, 2021, and the nine months ended September 30, 2022, we had $132.9 million and $49.1 million, respectively, of cash outflow from operations. As of September 30, 2022, we had $49.8 million of cash on hand, $71.0 million of working capital and approximately $98.2 million of unused borrowing capacity under our existing revolving credit facility. The revolving credit facility includes a financial condition covenant stating we are required to have a minimum liquidity, consisting of cash on hand and unused borrowing capacity, of $50.0 million as of each quarter end through March 31, 2023. After considering this financial condition covenant, we had approximately $98.0 million of available liquidity as of September 30, 2022, in order to retain access to our revolving credit facility. Additionally, we had no long-term borrowings or other material obligations requiring the use of cash as of September 30, 2022.

The UFLPA was passed by the U.S. Congress and signed into law by President Biden on December 23, 2021. The UFLPA establishes a rebuttable presumption that the importation of any goods, wares, articles, and merchandise mined, produced, or manufactured wholly or in part in the Xinjiang Uyghur Autonomous Region of the People's Republic of China, or that are produced by certain entities, is prohibited by Section 307 of the Tariff Act of 1930 and that such goods, wares, articles, and merchandise are not entitled to entry to the United States. U.S. Customs and Border Protection ("CBP") began implementing the provisions of UFLPA on June 21, 2022, resulting in new rules for solar module importers and reviews by CBP. There continues to be uncertainty in the market around achieving full compliance with UFLPA, whether related to sufficient traceability of materials or other factors. Once there is additional clarity around this, and customers get line-of-sight to module deliveries, we believe the market will see a recovery.

On March 25, 2022, the U.S. Department of Commerce, in response to a petition by Auxin Solar, Inc., initiated an investigation of claims related to alleged circumvention of U.S. antidumping and countervailing duties ("AD/CVD") by solar manufacturers in certain Southeast Asian countries in an effort to determine whether or not solar cells and/or modules made in those Southeast Asian nations use parts originating from China in order to circumvent the AD/CVD tariffs. This decision resulted in some developers deferring projects due to the uncertainty of panel supply and costs, which has negatively impacted our current year revenues and cash flows and may continue to negatively impact our anticipated revenues and our cash flows in 2023. On June 6, 2022, President Biden issued an Executive Order allowing U.S. solar deployers the ability to import solar modules and cells from Cambodia, Malaysia, Thailand and Vietnam free from certain duties for 24 months, along with other incentives designed to accelerate U.S. domestic production of clean energy technologies.

The most notable incentive program impacting our U.S. business has been the investment tax credit (“ITC”) for solar energy projects, which allows taxpayers to offset their U.S. federal income tax liability by a certain percentage of their cost basis in solar energy systems placed in service for commercial use. The Inflation Reduction Act of 2022, passed by the U.S. Congress and signed into law by President Biden on August 16, 2022, expanded and extended the tax credits available to solar energy projects. ITCs have been extended for such projects through at least 2032 and, depending on the location of a particular project and its ability to satisfy certain labor and domestic content requirements, the ITC percentage can be between 30% and 50%. New solar projects are now eligible to claim production tax credits as an alternative to the ITC. We believe this law will bolster and extend future demand for our products in the U.S.

Our costs are affected by certain component costs including steel, motors and micro-chips, as well as transportation costs. Current market conditions and international conflicts that constrain supply of materials and disrupt the flow of materials from international vendors impact the cost of our products and services, along with overall rates of inflation in the global economy, which have been higher than recent historical rates. We have also seen increases in domestic fuel prices and transportation costs in the past couple of years. These cost increases impact our operating margins. We have taken steps to expand and diversify our manufacturing partnerships and have in the past employed alternative modes of transportation to mitigate the impact of the current headwinds in the global supply chain and logistics markets. Although overall transportation costs are higher than pre-pandemic rates, there has been a decline in recent months in costs for both charter vessels and in the premium container market, as well as an easing of congestion in U.S. ports. However, recent COVID shutdowns in China have created a backlog of exports and increased demand for container shipments from China. We continue to monitor the logistics markets and have adjusted our use of various modes of transportation when warranted to optimize our transportation costs. Additionally, in February 2022, we contracted with a related-party consulting firm to support us in making ongoing improvements to our processes and performance in various areas, including design, sourcing, logistics, pricing, software and our distributed generation business. For further information regarding this consulting firm, see Note 16 in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In accordance with ASC 205-40, Going Concern, we have evaluated whether there are conditions and events, considered in the aggregate, which raise substantial doubt about our ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued. While AD/CVD and UFLPA have created uncertainty in the market in recent periods, we believe the Executive Order providing for a 24-month holiday on duties for importation of solar modules and cells from certain countries and the passage of the Inflation Reduction Act of 2022, as described above, have reduced the level of uncertainty among solar project owners and developers with regard to new project development. We have also taken significant steps to address the recent market challenges and our historical use of cash through the following actions:

•
certain members of our senior management team have foregone certain cash compensation in exchange for equity compensation;
•
we have frozen non-essential hiring, reduced our travel expenses, decreased the future use of consultants and are deferring non-critical initiatives;
•
we have emphasized cash collections from customers, and continue to negotiate improved payment terms with both our customers and vendors;
•
we have launched Pioneer, a one module-in-portrait (1P) solar tracker solution, and a new solution for thin-film modules, each of which we believe will enhance our ability to win projects that are less exposed to the impacts of UFLPA;
•
we have initiated frequent, consistent communication with our customers, which has allowed us to resolve issues preventing timely collection of certain past due outstanding receivables; and
•
we continue to explore options to obtain additional sources of capital through either the issuance of new debt or equity. For example, (a) we executed Amendment No. 2 to our existing revolving credit facility in June 2022, as described further in Note 11 below, which has increased available liquidity under our credit facility through March 31, 2023 and, (b) as described further in Note 15, we filed a prospectus supplement on September 14, 2022, providing us with the ability to sell from time to time, and in one or more transactions, newly issued shares of our common stock with an aggregate offering price of up to $100 million in future "at the market" offerings.

Management believes that our existing capital, which includes cash on hand, as well as our unused borrowing capacity under our revolving credit facility is sufficient for us to fund our operations for at least one year from the date of issuance of these condensed consolidated financial statements. Accordingly, the accompanying financial statements assume we will continue as a going concern through the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

We have achieved success in executing certain of the initiatives above and we continue to work to further reduce our use of cash to fund our operations. We expect the two-year holiday on duties announced by President Biden in June 2022 will reduce the level of uncertainty in the market due to the ongoing AD/CVD investigation by the U.S. Department of Commerce, as described above, and we believe passage of the Inflation Reduction Act of 2022 will also benefit demand for our products in the U.S. At the same time, however, new rules for module importers and reviews by CBP pursuant to achieving full compliance with UFLPA are expected to continue creating uncertainty in the market. However, once there is additional clarity around compliance with UFLPA, and customers get line-of-sight to module deliveries, we believe the market will see a recovery. While there are already many underlying drivers of growth in the solar industry, the expected positive impact on demand for our products could take longer than expected to occur. In addition, market conditions could deteriorate significantly from what we currently expect, and regulatory and international trade policies could become more stringent as a result of (i) findings from the Department of Commerce's AD/CVD investigation, (ii) the level of enforcement of regulations issued under UFLPA, and (iii) other factors, which may result in a need for us to issue additional debt or obtain new equity financing to fund our operations beyond the next twelve months. We may be unable to obtain any desired additional financing on terms favorable to us, or at all, depending on market and other conditions. The ability to raise additional financing depends on numerous factors that are outside of our control, including macroeconomic factors such as the impact of the COVID 19 pandemic, inflation, the ongoing conflict in the Ukraine, market conditions, the health of financial institutions, investors' and lenders' assessments of our prospects and the prospects of the solar industry in general.

Statements of cash flows

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Nine months ended September 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(49,085)	$(92,414)
Net cash provided by (used in) investing activities	(4,076)	21,554
Net cash provided by financing activities	788	178,140
Effect of exchange rate changes on cash, cash equivalents and restricted cash	8	9
Net increase (decrease) in cash, cash equivalents and restricted cash	$(52,365)	$107,289

Operating activities

During the nine months ended September 30, 2022, we used approximately $59.9 million of cash to fund (i) losses on certain of our projects, largely related to increased material and logistics costs due to supply chain disruptions during the past year that were not fully recoverable and (ii) current period expenditures for personnel and facilities, legal and professional fees, insurance, research and development and various other operating activities. Economic conditions during 2021 and to date in 2022 caused our industry to experience rapid commodity price increases and significant increases in transportation costs since the beginning of 2021 which negatively impacted our margins in the near term and thus, our cash flow from operations.

Additionally, on March 25, 2022, the U.S. Department of Commerce initiated an investigation of claims related to alleged circumvention of U.S. antidumping and countervailing duties by solar manufacturers in certain Southeast Asian countries. This decision resulted in some developers deferring projects later in the year due to the uncertainty of panel supply and costs, which negatively impacted our revenues and our cash flows during the nine months ended September 30, 2022. On June 6, 2022, President Biden issued an Executive Order allowing U.S. solar deployers the ability to import solar modules and cells from Cambodia, Malaysia, Thailand and Vietnam free from certain duties for 24 months, along with other incentives designed to accelerate U.S. domestic production of clean energy technologies. U.S. developers are now looking to reactivate projects they were pushing out and we expect this will increase demand for solar trackers in the U.S. in 2023.

A total of approximately $10.8 million of cash was provided during the nine months ended September 30, 2022, through reductions in working capital as we were able to reach settlements with certain customers to collect past due receivables owed.

During the nine months ended September 30, 2021, we used approximately $43.3 million to fund operating expenses as we continued to expand our presence to additional countries. A total of $49.1 million was also used during the nine months ended September 30, 2021, to fund increases in working capital, largely related to increased project activity levels and an increase in deposits made to secure supply capacity for the back half of 2021.

Investing activities

During the nine months ended September 30, 2022, we paid approximately $0.5 million, primarily for new lab equipment to be used for product testing, as well as new computer and IT equipment, acquired during the latter part of 2021, and $0.3 million for new IT equipment and tooling acquired during the current year-to-date period. Additionally, we received $1.7 million from escrow in connection with our June 2021 sale of Dimension due to the subsequent completion of certain construction projects that were in progress at the time of the sale.

On June 14, 2022, we closed on the acquisition of HX Tracker for a total purchase price of $8.7 million, consisting of cash and stock. Additionally, on July 1, 2022, we acquired for approximately $0.8 million certain assets from Standard Sun, Inc. constituting their pile testing and equipment installation business. The cash portion of the purchase price for both businesses, totaling approximately $5.1 million, was paid during the third quarter of 2022.

During the nine months ended September 30, 2021, our capital spending on new equipment was approximately $0.8 million. Additionally, we sold our equity interest in Dimension, on June 24, 2021, receiving proceeds of $22.3 million.

Financing activities

During the nine months ended September 30, 2022, we received $0.8 million of proceeds from employee exercises of stock options.

During the nine months ended September 30, 2021, we paid off the $1.0 million of outstanding borrowings under our Western Alliance Bank revolving line of credit facility. In April 2021, we completed our IPO, receiving proceeds of $241.2 million from sale of 19,840,000 shares of our common stock. We also paid $5.9 million in cash for offering costs in connection with the IPO during the nine months ended September 30, 2021. Proceeds from the IPO were used for general corporate purposes, with $54.2 million used to purchase an aggregate of 4,455,384 shares of our common stock, including shares resulting from the settlement of certain vested RSUs and exercise of certain options in connection with the IPO at the IPO price, less underwriting discounts and commissions. In connection with entering into our senior revolving credit facility on April 30, 2021, we also incurred approximately $2.0 million of costs associated with the new credit facility.

Revolving line of credit

On April 30, 2021, we entered into a three-year senior secured revolving credit facility with various lenders, including Barclays Bank PLC, as issuing lender, the swingline lender and as administrative agent (the “Credit Facility Agreement”).

On June 2, 2022, we entered into Amendment No. 2 to the Credit Facility Agreement (the "Amendment") which, among other things, amended certain terms of the Credit Facility Agreement, including without limitation, to (i) reduce the minimum liquidity level in the minimum liquidity financial covenant from $125.0 million to $50.0 million until March 31, 2023 and (ii) set forth additional financial condition covenants and reporting requirements that apply if the Company does not maintain specified minimum liquidity from the effectiveness of the Amendment until the earlier of (x) March 31, 2023 and (y) the occurrence of certain specified conditions. The new financial condition covenants include the following: (i) if loans are outstanding, (x) the Company shall not have more than $25.0 million in unrestricted cash and cash equivalents for longer than three business days and (y) the ratio of the amount of (A) 75% of specified third party accounts receivables to (B) outstanding loans shall not be less than 1.10:1.00 at the end of each month and (ii) the Company shall limit the amount of cash it pays to third parties (net of all cash received by the Company (subject to certain exclusions)) to not more than $50.0 million, with the financial covenants described in the foregoing clauses (i)(y) and (ii) only being applicable if the Company fails to maintain specified minimum liquidity, with the Company currently maintaining such specified minimum liquidity as of September 30, 2022. Additionally, prior to March 31, 2023, the Company and its restricted subsidiaries under the Credit Facility Agreement are not permitted to (i) incur additional indebtedness for borrowed money, other than through the Credit Facility Agreement or specified permitted unsecured debt, or (ii) pay dividends, subject to specified exceptions. The Amendment also sets forth certain informational rights of the lenders.

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

We have not made any draws on the revolving credit facility as of September 30, 2022. However, as of September 30, 2022, we did have $1.8 million in letters of credit outstanding that reduced our available borrowing capacity to approximately $98.2 million.

The facility is secured by a first priority lien on substantially all of our assets, subject to certain exclusions, and customary guarantees. As of September 30, 2022, we were in full compliance with our financial condition covenants.

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

Revenue recognition

Policy description

We recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which we expect to be entitled to in exchange for those goods or services by following a five-step process: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when or as the Company satisfies a performance obligation, as further described below.

Identify the contract with a customer: A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the products and services to be transferred and identifies the payment terms related to these products and services, (ii) the contract has commercial substance, and (iii) the Company determines that collection of substantially all consideration for products and services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. In assessing the recognition of revenue, we also evaluate whether two or more contracts should be combined and accounted for as one contract and if the combined or single contract should be accounted for as multiple performance obligations which could change the amount of revenue and profit (loss) recorded in a period. Change orders may include changes in specifications or design, manner of performance, equipment, materials, scope of work, and/or the period of completion of the project. We analyze change orders to determine if they should be accounted for as a modification to an existing contract or a new stand-alone contract.

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

Our Purchase Agreements typically include two performance obligations: 1) our solar tracker systems or customized components of those systems, and 2) shipping and handling services. The deliverables included as part of our solar tracker systems are predominantly accounted for as one performance obligation, as these deliverables are part of a combined promise to deliver a project.

The revenue for shipping and handling services will be recognized over time based on progress in meeting shipping terms of the arrangements, as this faithfully depicts the Company’s performance in transferring control.

Sales of individual parts of our solar tracker systems for certain specific transactions include multiple performance obligations consisting of individual parts of those systems. Revenue is recognized for parts sales at a point in time when the obligations under the terms of the contract with our customer are satisfied. Generally, this occurs with the transfer of control of the asset, which is in line with shipping terms.

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

Recognize revenue when or as the Company satisfies a performance obligation: For each performance obligation identified, we determine at contract inception whether we satisfy the performance obligation over time or at a point in time. The performance obligations in the contracts for our solar tracker systems and customized components of those systems are satisfied over-time as work progresses, utilizing an input measure of progress determined by cost-to-cost measures on these projects as this faithfully depicts our performance in transferring control. Additionally, our performance does not create an asset with an alternative use, due to the highly customized nature of the product, and we have an enforceable right to payment for performance completed to date. Our performance obligations for individual part sales for certain specific transactions are recognized point-in-time as and when control transfers based on the Incoterms for the contract. Our performance obligations for term-based software licenses are recognized point-in-time as and when control transfers, either upon delivery to the customer or the software license start date, whichever is later. Our performance obligations for shipping and handling services are satisfied over-time as the services are delivered over the term of the contract. We recognize revenue for subscription and other services on a straight-line basis over the contract period. With regard to support revenue, a time-elapsed method is used to measure progress because we transfer control evenly over the contractual period. Accordingly, the fixed consideration related to support revenue is generally recognized on a straight-line basis over the contract term.

Contract assets and liabilities: The timing of revenue recognition, billing, and cash collection results in the recognition of accounts receivable, unbilled receivables for revenue recognized in excess of billings, and deferred revenue in the Condensed Consolidated Balance Sheets. We may receive advances or deposits from our customers before revenue is recognized, resulting in contract liabilities, which are reflected as “deferred revenue” in our Condensed Consolidated Balance Sheets.

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

We plan to adopt ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments effective January 1, 2023. For the nine months ended September 30, 2022 and 2021, we have utilized the incurred loss model in estimating our allowance for doubtful accounts. We do not expect the adoption of ASU 2016-13 to have a material impact on our consolidated financial statements.

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

Stock-based compensation

Policy description

We recognize compensation expense in the accompanying condensed consolidated statements of comprehensive loss for all share-based payment awards made, including stock options and RSUs, based on the estimated fair value of the award on the grant date. We calculate the fair value of stock options using the Black-Scholes Option-Pricing model for awards with service-based vesting or through use of a lattice model or a Monte Carlo simulation for awards with market conditions. The fair value of RSUs is based on the estimated fair value of the Company's common stock on the date of grant. Since completion of our IPO, we consider the closing price of our stock, as reported on the Nasdaq Global Market, to be the fair value of our stock on the grant date.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. Solely as a result of the material weaknesses described below, our principal executive officer and principal financial officer concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective.

We have performed additional analyses, reconciliations, and other post-closing procedures and have concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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
•
We did not design and maintain adequate controls over the period-end close and financial reporting process including establishment of accounting policies and procedures, certain account reconciliations, cut-off, segregation of duties, journal entries and financial statement preparation. This material weakness contributed to material adjustments in prior consolidated financial statements principally, but not limited to, the following areas: earnings per share calculations, definite-lived intangibles, warranty obligation, cut-off of revenue transactions and related cost of sales. This material weakness also contributed to misstatements in our stock-based compensation and weighted-average common shares outstanding, which led to the revision of our interim condensed consolidated financial statements as of June 30, 2021, and for the three- and six-months period then ended.
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

Changes in internal control

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to routine legal proceedings in the normal course of operating our business. Currently there are no claims or proceedings against us that we believe will have a material adverse effect on our business, financial condition, results of operations or cash flows.

On April 21, 2021, FCX Solar, LLC (“FCX”), filed a lawsuit against us in the United States District Court for the Southern District of New York. The complaint alleged breach of contract, fraud and unjust enrichment claims related to a patent license agreement and consulting relationship between FCX and us. FCX sought damages of approximately $134 million in the lawsuit. On July 2, 2021, we filed a motion to dismiss the fraud and unjust enrichment claims. On July 16, 2021, FCX filed an amended complaint asserting the same claims as the original complaint. On July 22, 2021, we advised the court that FTC would stand on its motion to dismiss, and at the request of the court, we filed a revised motion citing the amended complaint. FCX filed its response on August 19, 2021, and we filed a reply on September 7, 2021. Oral argument on our motion to dismiss was held on February 3, 2022, and the Court granted our motion on February 7, 2022, dismissing FCX's fraud and unjust enrichment claims and leaving only a claim for breach of a license agreement. On May 29, 2021, FCX filed a separate lawsuit against us in the United States District Court for the Western District of Texas, alleging a claim for patent infringement related to U.S. Patent No. 10,903,782. FCX seeks an unspecified amount of damages, including past and future royalties, and injunctive relief. Our answer to that complaint was filed on June 22, 2021, along with our motion to transfer the patent suit to the Southern District of New York to be consolidated with the New York litigation. FCX filed an amended complaint asserting claims for direct patent infringement, indirect infringement by active inducement, and contributory infringement on July 27, 2021, and we filed our answer to that complaint on August 10, 2021. On October 25, 2021, our motion to transfer the case to the Southern District of New York was granted, and the patent case was consolidated with FCX's contract case on November 19, 2021. On April 15, 2022, FCX moved for leave to file a second amended complaint to add additional breach of contract claims related to the patent license agreement. We opposed the motion on April 29, 2022, and FCX filed its reply on May 6, 2022. The Court has not yet ruled on FCX's motion. On March 7, 2022, FCX filed its opening claim construction brief. We filed our rebuttal claim construction brief on April 7, 2022, and FCX filed its reply on April 18, 2022. The Court held a hearing on claim construction on June 1, 2022. On June 16, 2022, the Court issued its claim construction order, adopting FCX's claim constructions for the disputed claim terms. Discovery in this consolidated matter is ongoing. On June 2, 2022, we filed a petition for Inter Partes review of FCX's U.S. Patent No. 10,903,782 before the U.S. Patent and Trademark Office Patent Trial and Appeal Board. On September 27, 2022, the parties jointly moved for a 30-day stay "to allow the parties to work on settlement," which the Court granted. The parties subsequently requested a further stay of proceedings until November 21, 2022, which the Court also granted. We believe the claims asserted in both lawsuits brought by FCX are without merit, and we plan to vigorously defend against them. Because litigation is subject to inherent uncertainties, and unfavorable rulings or developments could occur despite our belief that the claims asserted are without merit, there can be no certainty that the Company may not ultimately incur charges in excess of presently recorded liabilities. Since the outcome of these matters cannot be predicted with certainty, the costs associated with them could have a material adverse effect on our consolidated results of operations, financial position or liquidity.

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
•
Risks related to ownership of our common stock – The holders of our common stock face a risk of loss in their investment in us due to fluctuations in our stock price as a result of issuances of additional shares of common stock, incurrence of indebtedness, changing market conditions, international trade tensions, our future financial performance, our corporate legal structure and the substantial ownership in our stock by our directors, executive officers and principal stockholders.

Additionally, as described further in Note 2 in Part 1, Item 1 under the section "Liquidity" and in Part 1, Item 2 of this Quarterly Report on Form 10-Q under the section "Liquidity and Capital Resources", we have a history of cash outflows to fund operations. As of September 30, 2022, we had $98.0 million of available liquidity, after taking into consideration a minimum liquidity covenant in our senior secured revolving credit facility.

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

Use of Proceeds from Initial Public Offering of Common Stock

On April 30, 2021, the Company completed an IPO (Commission file number 333-254797) of 19,840,000 shares of its common stock receiving proceeds of $241.2 million, net of underwriting discounts and commissions, but before offering costs. Prior to the completion of the IPO, the board of directors and stockholders approved an approximately 8.25-for-1 forward stock split of the Company’s shares of common stock which became effective on April 28, 2021. Proceeds from the IPO were used to purchase an aggregate of 4,455,384 shares of our common stock at a cost of $54.2 million, including shares resulting from the settlement of certain vested RSUs and exercise of certain options in connection with the IPO at the IPO price, less underwriting discounts and commissions. The remaining proceeds have been used and continue to be used for general corporate purposes, including working capital, capital expenditures and operating expenses. There has been no material change in our planned use of the net proceeds from the IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

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

10.1	*	Amendment to Employment Agreement, dated as of March 31, 2022, between FTC Solar, Inc. and Phelps Morris
31.1	*	Certification of Principal Executive Officer Pursuant to SEC Rule 13a−14(a)/15d−14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer Pursuant to SEC Rule 13a−14(a)/15d−14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)

* Filed herewith

** Incorporated herein by reference

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FTC SOLAR, INC.

Date: November 9, 2022	/s/ Sean Hunkler
Sean Hunkler, Chief Executive Officer

Date: November 9, 2022	/s/ Phelps Morris
Phelps Morris, Chief Financial Officer