Form 10-Q
period 2023-03-31
FTC Solar, Inc.
filed 2023-05-10
CIK 1828161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

As of April 30, 2023, 111,694,737 shares of the registrant's common stock were outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We believe that these factors include, but are not limited to, the factors set forth under the heading “Risk Factors.” In addition, with respect to prior period acquisitions, these factors also include risks related to: (1) costs attributable to integration of the acquisitions, (2) the inability to successfully merge goals and technology with the acquired businesses, (3) the ability to recognize the anticipated benefits of the acquisitions (including expected orders and revenues for the acquired businesses, which are based on our reasonable due diligence of each business and the information and representations that were made to us), which may be affected by, among other things, competition, brand recognition, the ability of the combined businesses to grow and manage growth profitably and retain their key employees, (4) the failure of the combined businesses to effectively scale tracker systems and solutions in certain international markets and (5) changes in applicable laws or regulations that impact the feasibility of the operations of the combined businesses. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements.

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

ITEM 1. FINANCIAL STATEMENTS

FTC Solar, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except shares and per share data)	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$41,493	$44,385
Accounts receivable, net	61,306	49,052
Inventories	8,610	14,949
Prepaid and other current assets	9,487	10,304
Total current assets	120,896	118,690
Operating lease right-of-use assets	2,401	1,154
Property and equipment, net	1,557	1,702
Intangible assets, net	977	1,113
Goodwill	7,562	7,538
Equity method investment	900	—
Other assets	4,744	4,201
Total assets	$139,037	$134,398
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$23,704	$15,801
Accrued expenses	20,523	23,896
Income taxes payable	565	443
Deferred revenue	8,639	11,316
Other current liabilities	9,612	8,884
Total current liabilities	63,043	60,340
Operating lease liability, net of current portion	1,681	786
Other non-current liabilities	6,072	6,822
Total liabilities	70,796	67,948
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock par value of $0.0001 per share, 10,000,000 shares authorized; none issued as of March 31, 2023 and December 31, 2022	—	—
Common stock par value of $0.0001 per share, 850,000,000 shares authorized; 110,277,096 and 105,032,588 shares issued and outstanding as of March 31, 2023 and December 31, 2022	11	11
Treasury stock, at cost; 10,762,566 shares as of March 31, 2023 and December 31, 2022	—	—
Additional paid-in capital	328,903	315,345
Accumulated other comprehensive income loss	(66)	(61)
Accumulated deficit	(260,607)	(248,845)
Total stockholders’ equity	68,241	66,450
Total liabilities and stockholders’ equity	$139,037	$134,398

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three months ended March 31,
(in thousands, except shares and per share data)	2023	2022
Revenue:
Product	$32,579	$30,968
Service	8,315	18,585
Total revenue	40,894	49,553
Cost of revenue:
Product	31,767	34,963
Service	7,092	23,877
Total cost of revenue	38,859	58,840
Gross profit (loss)	2,035	(9,287)
Operating expenses
Research and development	1,922	2,701
Selling and marketing	1,711	1,972
General and administrative	10,799	13,818
Total operating expenses	14,432	18,491
Loss from operations	(12,397)	(27,778)
Interest expense, net	(58)	(295)
Gain from disposal of investment in unconsolidated subsidiary	898	337
Other income (expense), net	(74)	19
Loss before income taxes	(11,631)	(27,717)
Provision for income taxes	(131)	(76)
Net loss	(11,762)	(27,793)
Other comprehensive income (loss):
Foreign currency translation adjustments	(5)	57
Comprehensive loss	$(11,767)	$(27,736)
Net loss per share:
Basic	$(0.11)	$(0.28)
Diluted	$(0.11)	$(0.28)
Weighted-average common shares outstanding:
Basic	106,791,198	99,211,792
Diluted	106,791,198	99,211,792

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Preferred stock		Common stock		Treasury stock
(in thousands, except shares)	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-In capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity (deficit)
Balance as of December 31, 2022	—	$—	105,032,588	$11	10,762,566	$—	$315,345	$(61)	$(248,845)	$66,450
Shares issued during the period for vested restricted stock awards	—	—	1,498,987	—	—	—	2,775	—	—	2,775
Issuance of common stock upon exercise of stock options	—	—	265,125	—	—	—	51	—	—	51
Shares issued for legal settlement	—	—	797,396	—	—	—	2,000	—	—	2,000
Sale of shares	—	—	2,683,000	—	—	—	6,292	—	—	6,292
Stock issuance costs	—	—	—	—	—	—	(32)	—	—	(32)
Stock-based compensation	—	—	—	—	—	—	2,472	—	—	2,472
Net loss	—	—	—	—	—	—	—	—	(11,762)	(11,762)
Other comprehensive loss	—	—	—	—	—	—	—	(5)	—	(5)
Balance as of March 31, 2023	—	$—	110,277,096	$11	10,762,566	$—	$328,903	$(66)	$(260,607)	$68,241

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Preferred stock		Common stock		Treasury stock
(in thousands, except shares)	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-In capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders' equity (deficit)
Balance as of December 31, 2021	—	$—	92,619,641	$9	10,762,566	$—	$292,082	$7	$(149,232)	$142,866
Shares issued during the period for vested restricted stock awards	—	—	5,311,326	1	—	—	(1)	—	—	—
Issuance of common stock upon exercise of stock options	—	—	1,793,876	—	—	—	428	—	—	428
Stock-based compensation	—	—	—	—	—	—	4,610	—	—	4,610
Net loss	—	—	—	—	—	—	—	—	(27,793)	(27,793)
Other comprehensive gain	—	—	—	—	—	—	—	57	—	57
Balance as of March 31, 2022	—	$—	99,724,843	$10	10,762,566	$—	$297,119	$64	$(177,025)	$120,168

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended March 31,
(in thousands)	2023	2022
Cash flows from operating activities
Net loss	$(11,762)	$(27,793)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	4,890	4,610
Depreciation and amortization	334	121
Amortization of debt issue costs	177	173
Provision for obsolete and slow-moving inventory	1,261	—
Gain from disposal of investment in unconsolidated subsidiary	(898)	(337)
Warranty provision	1,543	516
Warranty recoverable from manufacturer	(54)	(205)
Bad debt credit	—	(30)
Deferred income taxes	216	—
Lease expense and other	229	198
Impact on cash from changes in operating assets and liabilities:
Accounts receivable, net	(11,412)	(24,652)
Inventories	5,078	(58)
Prepaid and other current assets	817	3,440
Other assets	(882)	(40)
Accounts payable	7,882	7,258
Accruals and other current liabilities	(616)	(17,044)
Deferred revenue	(2,677)	1,679
Other non-current liabilities	(2,212)	(752)
Lease payments and other, net	(230)	(190)
Net cash used in operating activities	(8,316)	(53,106)
Cash flows from investing activities:
Purchases of property and equipment	(28)	(523)
Investment in Alpha Steel	(900)	—
Proceeds from disposal of investment in unconsolidated subsidiary	898	337
Net cash used in investing activities	(30)	(186)
Cash flows from financing activities:
Sale of common stock	5,450	—
Stock offering costs paid	(32)	—
Proceeds from stock option exercises	51	428
Net cash provided by financing activities	5,469	428
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(15)	62
Net decrease in cash, cash equivalents and restricted cash	(2,892)	(52,802)
Cash, cash equivalents and restricted cash at beginning of period	44,385	102,185
Cash, cash equivalents and restricted cash at end of period	$41,493	$49,383

Supplemental disclosures of cash flow information:
Purchases of property and equipment included in ending accounts payable and accruals	$32	$59
Stock issued for accrued legal settlement	$2,000	$—
Right-of-use asset and lease liability recognition for new leases	$1,417	$—
Cash paid during the period for third party interest	$129	$128
Cash paid during the period for taxes, net of refunds	$6	$7

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Description of business

FTC Solar, Inc. (the “Company”, “we”, “our”, or “us”) was founded in 2017 and is incorporated in the state of Delaware. In April 2021, we completed an initial public offering ("IPO") and our common stock began trading on the Nasdaq Global Market under the symbol “FTCI”.

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

2. Summary of significant accounting policies

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements include the results of the Company and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments have been made that are considered necessary for a fair statement of our financial position as of March 31, 2023, and December 31, 2022, our results of operations for the three months ended March 31, 2023 and 2022, and our cash flows for the three months ended March 31, 2023 and 2022. The condensed consolidated balance sheet as of December 31, 2022 has been derived from the Company’s audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. Intercompany balances and transactions have been eliminated in consolidation.

Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with U.S. GAAP have been omitted from these interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (our "2022 Annual Report").

We currently operate in one business segment, the manufacturing and servicing of solar tracker systems.

Liquidity

We have incurred cumulative losses since inception, resulting in an accumulated deficit of $260.6 million as of March 31, 2023, and have a history of cash outflows from operations. During the years ended December 31, 2021 and 2022, and the three months ended March 31,

2023, we had $132.9 million, $54.5 million and $8.3 million, respectively, of cash outflow from operations. As of March 31, 2023, we had $41.5 million of cash on hand, $57.9 million of working capital and approximately $98.1 million of unused borrowing capacity under our existing Senior Secured Revolving Credit Facility (the "Credit Facility"). The Credit Facility includes a financial condition covenant stating we are required to have a minimum liquidity, consisting of cash on hand and unused borrowing capacity, of $125.0 million as of each quarter end, effective June 30, 2023. Additionally, we had no long-term borrowings or other material obligations requiring the use of cash as of March 31, 2023, apart from the additional equity investment capital contributions that may be required, as described further in "Note 3, Equity method investment" below.

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

These policies and actions have resulted in some developers deferring projects due to the uncertainty of panel supply and costs, which negatively impacted our 2022 revenues and cash flows and are continuing to negatively impact our revenues and our cash flows to date in 2023.

The most notable incentive program impacting our U.S. business has been the investment tax credit ("ITC") for solar energy projects, which allows taxpayers to offset their U.S. federal income tax liability by a certain percentage of their cost basis in solar energy systems placed in service for commercial use. The Inflation Reduction Act of 2022, passed by the U.S. Congress and signed into law by President Biden on August 16, 2022, expanded and extended the tax credits and other tax benefits available to solar energy projects and the solar energy supply chain. ITCs have been extended for such projects through at least 2032 and, depending on the location of a particular project and its ability to satisfy certain labor and domestic content requirements, the ITC percentage can range between 30% and 50%. Manufacturers of specific solar components are now eligible to claim production tax credits as an alternative to the ITC. Implementing regulations for this law are still in process.

Our costs are affected by certain component costs including steel, motors and micro-chips, as well as transportation costs. Current market conditions and international conflicts that constrain the supply of materials and disrupt the flow of materials from international vendors impact the cost of our products and services, along with overall rates of inflation in the global economy, which have been higher than recent historical rates. Transportation costs, including ocean freight and U.S. domestic haul rates, increased at the beginning of the COVID-19 pandemic but have since returned to pre-pandemic rates. Domestic fuel prices, however, continue to be slightly elevated compared to pre-pandemic rates. Additionally, COVID-19 shutdowns in China during 2022 created a backlog of exports and increased demand for container shipments from China, but such shutdowns have been eased by the Chinese government. These cost increases and decreases impact our operating margins. We have taken steps to expand and diversify our manufacturing partnerships and have adjusted our modes of transportation to mitigate the impact of headwinds that arise in the global supply chain and logistics markets. As an example, we have recently modified our ocean freight from previously using charter shipments to now using containerized shipments as costs in the container market began to decrease in 2022. We continue to monitor the logistics markets and will continue to evaluate our use of various modes of transportation when warranted to optimize our transportation costs. Additionally, in February 2022, we contracted with a related-party consulting firm to support us in making ongoing improvements to our processes and performance in various areas, including design, sourcing, logistics, pricing, software and our distributed generation business. For further information regarding this consulting firm, see "Note 16. Related party transactions".

In accordance with Accounting Standards Codification ("ASC") 205-40, Going Concern, we have evaluated whether there are conditions and events, considered in the aggregate, which raise substantial doubt about our ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued. While AD/CVD and UFLPA have created uncertainty in the market in recent periods, we believe the Executive Order providing for a 24-month holiday on duties for importation of solar modules and cells from certain countries and the passage of the Inflation Reduction Act of 2022, as described above, have reduced the level of uncertainty among solar project owners and developers with regard to new project development, however we note that implementing regulations for the Inflation Reduction Act are still in process, which creates uncertainty about the extent of its impact on our Company and the solar energy industry. We also took significant steps in 2022, and are continuing to take further steps in 2023, to address the recent market challenges and our historical use of cash through the following actions:

•
certain members of our senior management team elected to forego certain cash compensation during the second half of 2022 in exchange for equity compensation;
•
the members of our board of directors agreed to take equity compensation in lieu of cash compensation during 2023;
•
we began making certain incentive compensation payments to all employees in stock rather than cash beginning at the end of the second quarter of 2022;
•
we reduced our workforce by approximately 8% near the end of 2022;
•
we have frozen non-essential hiring, placed restrictions on certain travel, decreased the future use of consultants and are deferring non-critical initiatives;
•
we have initiated frequent, consistent communication with our customers, which in certain cases has allowed us to resolve issues preventing timely collection of certain past due outstanding receivables;
•
we have emphasized cash collections from customers, and continue to negotiate improved payment terms with both our customers and vendors and have switched vendors when needed to obtain cost savings;
•
we launched Pioneer, a 1P solar tracker solution, and a new solution for thin-film modules not subject to UFLPA;
•
we reached a settlement agreement with FCX Solar, LLC in December 2022, regarding a lawsuit filed against us relating to claims of patent infringement in order to eliminate future time and expense involved in defending ourselves in this action; under the settlement agreement, we were able to utilize our common stock to satisfy a portion of the settlement payment;
•
we made an investment to acquire a 45% ownership interest in Alpha Steel, a manufacturing partnership with Taihua, which will enhance our domestic supply chain to reduce our exposure to import duties and import restrictions, as described further in "Note 3, Equity method investment" below;
•
we began selling newly issued shares of our common stock under our ATM program (as defined herein) in 2023, as described further in "Note 4, ATM program" below; and
•
we continue to actively explore options to obtain additional sources of capital through either the issuance of new debt or equity.

A number of the steps above, as well as improvements in the logistics markets and easing of supply chain constraints, contributed to us having positive gross profit in the three months ended March 31, 2023, which also reduced our use of cash required to fund our operations during the current period.

Management believes that our existing cash on hand, as well as the continuing impact of certain of the actions described above and our expectations of improved market conditions and positive results from our efforts to increase gross margins, will allow us to grow profitably and generate positive cash flow from operations during the second half of 2023 in amounts that will be sufficient to fund our operations for at least one year from the date of issuance of these condensed consolidated financial statements. Accordingly, the accompanying financial statements assume we will continue as a going concern through the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

We have achieved success in executing certain of the initiatives above and we continue to work to further reduce our use of cash to fund our operations. We expect the two-year holiday on duties announced by President Biden in June 2022 will reduce the level of uncertainty in the market due to the ongoing AD/CVD investigation by the U.S. Department of Commerce, as described above, and we believe passage of the Inflation Reduction Act of 2022 will also benefit demand for our products in the United States. At the same time, however, new rules for module importers and reviews by CBP pursuant to achieving full compliance with UFLPA are expected to continue creating uncertainty in the market. However, once there is additional clarity around compliance with UFLPA and customers get line-of-sight to module deliveries, we believe the market will see a recovery. While there are already many underlying drivers of growth in the solar industry, the expected positive impact on demand for our products could take longer than expected to occur. In addition, market conditions could deteriorate significantly from what we currently expect, and regulatory and international trade policies could become more stringent as a result of (i) findings from the U.S. Department of Commerce's AD/CVD investigation, (ii) the level of enforcement of regulations issued under UFLPA, and (iii) other factors, which may result in a need for us to issue additional debt or obtain new equity financing to fund our operations beyond the next twelve months. We may be unable to obtain any desired additional financing on terms favorable to us, or at all, depending on market and other conditions. The ability to raise additional financing depends on numerous factors that are outside of our control, including macroeconomic factors such as the impact of the COVID-19 pandemic, inflation, the ongoing conflict in the Ukraine, market conditions, the health of financial institutions (including the recent bankruptcy of Silicon Valley Bank and related impacts that have occurred and continue to occur in the banking industry), investors' and lenders' assessments of our prospects and the prospects of the solar industry in general.

Use of estimates

Preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported revenue and expenses during the period. Estimates are used for calculating the measure of progress of our solar tracker projects and deriving the standalone selling prices of the individual performance obligations when determining amounts to recognize for revenue, estimating allowances for credit losses and slow-moving and obsolete inventory, determining useful lives of noncurrent assets and the estimated fair value of those assets for impairment assessments, and estimating the fair value of investments, stock compensation awards, warranty liabilities and federal and state taxes and contingencies. We base our estimates on historical experience and anticipated results, trends, and various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. Actual results could differ from those estimates.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and accounts receivable.

We regularly maintain cash balances with various financial institutions that exceed federally insured amounts, but we have experienced no losses associated with these amounts to date. We have also taken action in 2023 to reallocate cash balances between different financial institutions based on our assessment as to the financial health of certain institutions.

The Company extends credit to customers in the normal course of business, often without requiring collateral. The Company performs credit analyses and monitors the financial health of its customers to reduce credit risk.

The Company’s accounts receivables are derived from revenue earned from customers primarily located in the U.S. and Australia. No countries other than the U.S. and Australia account for 10% or more of our revenue. Most of our customers are project developers, solar asset owners and engineering, procurement and construction (“EPC”) contractors that design and build solar energy projects. Often times, a small number of customers account for a significant portion of our outstanding receivables at period end and our total revenue for the period.

Cash and cash equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts receivable, net

Trade receivables are recorded at invoiced amounts, net of allowances for credit losses, and do not bear interest. We generally do not require collateral from our customers; however, in certain circumstances, we may require letters of credit, other collateral, additional guarantees or advance payments.

The allowance for credit losses is based on the lifetime expected credit loss of our customer accounts. To assess the lifetime expected credit loss, we utilize a loss rate method that takes into consideration historical experience and certain other factors, as appropriate, such as credit quality and current economic or other conditions that may affect a customer's ability to pay.

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

Impairment

We review our long-lived assets that are held for use for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable or that its useful life may be shorter than previously expected. If such impairment indicators are present or other factors exist that indicate the carrying amount of the asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flow analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset, which in most cases is estimated based upon Level 3 unobservable inputs. If the asset is determined to have a remaining useful life shorter than previously expected, an adjustment for the shorter remaining life will be made for purposes of recognizing future depreciation expense. Assets are classified as held for sale when we have a plan, approved by the appropriate levels of management, for disposal of such assets, as well as other considerations, and those assets are stated at the lower of carrying value or estimated fair value less estimated costs to sell.

Intangible assets, net

Intangible assets consist of developed technology in the form of software tools, licenses and intellectual property, which are amortized over the period of their estimated useful lives, generally 2.5 to 3.0 years, using the straight-line method. We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of our intangible assets may not be recoverable or that their useful lives may be shorter than previously expected.

Goodwill

We recognize goodwill as the excess of the purchase price over the estimated fair value of the identified assets and liabilities acquired in a business combination accounted for using the acquisition method. Goodwill is not amortized but is subject to a periodic assessment for impairment at least annually, or whenever events and circumstances indicate an impairment may exist.

Equity method investment

We use the equity method of accounting for investments in which we have the ability to exercise significant influence, but not control, over operating and financial policies of the investee. Our proportionate share of the net income or loss of these investees is included in our Condensed Consolidated Statements of Comprehensive Loss. Judgment regarding the level of influence over each equity method investment includes considering key factors such as our ownership interest, legal form of the investee, representation on the board of directors or managers, participation in policy-making decisions and material intra-entity transactions. We account for distributions received from equity method investees under the "nature of the distribution" approach based on the nature of the activity or activities of the investee that generated the distribution as either a return on investment (classified as cash inflows from operating activities) or a return of investment (classified as cash inflows from investing activities).

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

Service revenue includes revenue from shipping and handling services, engineering consulting and pile testing services, subscription fees from licensing subscription services, and maintenance and support services in connection with the term-based software licenses. Our subscription-based enterprise licensing model typically has contract terms ranging from one to two years and consists of subscription fees from the licensing of subscription services. Our hosted on-demand service arrangements do not provide customers with the right to take possession of the software supporting the hosted services. Support services include ongoing security updates, upgrades, bug fixes, and maintenance.

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

The revenue for shipping and handling services will be recognized over time based on progress in meeting shipping terms of the arrangements, as this faithfully depicts the Company’s performance in transferring control. Revenue for engineering consulting and pile testing services is recognized at a point in time upon completion of the services performed.

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

Recognize revenue when or as the Company satisfies a performance obligation: For each performance obligation identified, we determine at contract inception whether we satisfy the performance obligation over time or at a point in time. The performance obligations in the contracts for our solar tracker systems and customized components of those systems are satisfied over time as work progresses, utilizing an input measure of progress determined by cost-to-cost measures on these projects as this faithfully depicts our performance in transferring control. Additionally, our performance does not create an asset with an alternative use, due to the highly customized nature of the product, and we have an enforceable right to payment for performance completed to date. Our performance obligations for individual part sales for certain specific transactions are recognized at a point in time as and when control transfers based on the Incoterms for the contract. Our performance obligations for engineering consulting and pile testing services are recognized at a point in time upon completion of the services. Our performance obligations for term-based software licenses are recognized at a point in time as and when control transfers, either upon delivery to the customer or the software license start date, whichever is later. Our performance obligations for shipping and handling services are satisfied over time as the services are delivered over the term of the contract. We recognize revenue for subscription and other services on a straight-line basis over the contract period. With regard to support revenue, a time-elapsed method is used to measure progress because we transfer control evenly over the contractual period. Accordingly, the fixed consideration related to support revenue is generally recognized on a straight-line basis over the contract term.

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

Recent accounting pronouncements adopted

We adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), as amended, effective January 1, 2023. ASU 2016-13 changed the impairment model for most financial assets and requires the use of an expected loss model in place of the previously used incurred loss method. Under this model, we now estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. We did not have a material impact on our condensed consolidated financial statements upon adoption of ASU 2016-13.

3. Equity method investment

On February 9, 2023, we entered into a limited liability company agreement (the "LLC Agreement") with Taihua New Energy (Thailand) Co., LTD ("Taihua"), a leading steel fabricator and an existing vendor, and DAYV LLC, for the creation of Alpha Steel LLC ("Alpha Steel"), a Delaware limited liability company dedicated to producing steel components, including torque tubes, for utility-scale solar projects. The Alpha Steel facility, which will be located outside of Houston in Sealy, Texas, is expected to begin commercial production in mid-2023.

Alpha Steel is intended to enhance our domestic supply chain, our ability to support our customers and the growth of the U.S. solar market, with domestic manufacturing utilizing U.S. steel. We have a 45% interest in Alpha Steel, which we will account for under the equity method of accounting. Taihua has a 51% interest in Alpha Steel and DAYV LLC, an entity owned by certain members of management of Alpha Steel, has a 4% interest in Alpha Steel. The Chief Executive Officer of Taihua is the General Manager of Alpha Steel. We have equal voting representation with Taihua and DAYV LLC, combined, on Alpha Steel's Board of Managers which will be responsible, through majority vote, for making certain "major decisions" involving Alpha Steel, as specified in the LLC Agreement, including, among other things, approval of an annual business plan.

As of March 31, 2023, we made a required initial capital contribution to Alpha Steel of $0.9 million. Pursuant to the LLC Agreement, we could be required to make up to $2.6 million in additional capital contributions as Alpha Steel nears or begins commercial production. Alpha Steel had no operating revenues or expenses during the three months ended March 31, 2023.

In connection with the creation of Alpha Steel, we also entered into a three-year equipment supply agreement (the "Supply Agreement") with Alpha Steel, the terms of which will apply to equipment purchase orders we expect to issue, including specified minimum purchase amounts for each twelve-month period during the term of the Supply Agreement, following commencement of production. The Supply Agreement may be terminated early in accordance with its provisions or may be extended beyond the initial term if mutually agreed to by the parties.

4. ATM program

On September 14, 2022, we filed a prospectus supplement under which we may from time to time, in one or more transactions, offer and sell newly issued shares of our common stock having an aggregate offering price of up to $100 million, to or through Credit Suisse Securities (USA) LLC ("Credit Suisse"), as our sales agent, in "at the money" offerings (the "ATM program"). We intend to use the net proceeds from this offering for general corporate purposes, including working capital and operating expenses. We may also use a portion of such proceeds to acquire or invest in businesses, products, services or technologies; however, we do not have binding agreements or commitments for any material acquisitions or investments at this time.

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

During the three months ended March 31, 2023, we sold 2,683,000 newly issued shares of common stock pursuant to the ATM program for approximately $6.3 million, including $0.8 million for shares sold but not yet settled as of the end of the quarter. As of March 31, 2023, approximately $93.7 million of capacity remained for future sales of our common stock under the ATM program.

5. Accounts receivable, net

Accounts receivable consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Trade receivables	$37,343	$35,367
Revenue recognized in excess of billings	24,104	14,844
Other receivables	1,043	25
Total	62,490	50,236
Allowance for credit losses	(1,184)	(1,184)
Accounts receivable, net	$61,306	$49,052

Included in total receivables above are amounts billed under retainage provisions totaling $3.7 million as of both March 31, 2023, and December 31, 2022, respectively, which are due within the upcoming year.

6. Inventories, net

Inventories consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Finished goods	$9,554	$16,269
Allowance for slow-moving and obsolete inventory	(944)	(1,320)
Total	$8,610	$14,949

7. Prepaid and other current assets

Prepaid and other current assets consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Vendor deposits	$5,328	$5,085
Prepaid expenses	2,703	3,544
Prepaid taxes	181	163
Deferred cost of revenue	33	—
Surety collateral	102	107
Other current assets	1,140	1,405
Total	$9,487	$10,304

8. Leases

We lease office and warehouse space in various locations, including our corporate headquarters in Austin, Texas. Additionally, we lease space for an applications laboratory in Austin, Texas and have a membership in a collaborative research facility in Colorado. During the three months ended March 31, 2023, we also leased space in Sequin, Texas for a research and development facility as a replacement for the collaborative research facility in Colorado later this year, as well as for office space in India and employee housing in Australia. All of our manufacturing is outsourced to contract manufacturing partners, and we currently do not own or lease any manufacturing facilities.

Our lease expense consisted of the following:

	Three months ended March 31,
(in thousands)	2023	2022
Operating lease cost	$229	$198
Short-term lease cost	92	115
Total lease cost	$321	$313

Reported in:
Cost of revenue	$215	$193
Research and development	15	8
Selling and marketing	15	—
General and administrative	76	112
Total lease cost	$321	$313

Future remaining operating lease payment obligations were as follows:

(in thousands)	March 31, 2023
2023	$674
2024	818
2025	755
2026	219
2027	192
Thereafter	16
Total lease payments	2,674
Less: imputed interest	(207)
Present value of operating lease liabilities	$2,467

Current portion of operating lease liability	$786
Operating lease liability, net of current portion	1,681
Present value of operating lease liabilities	$2,467

9. Property and equipment, net

Property and equipment consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Leasehold improvements	$22	$22
Field equipment	1,078	1,078
Information technology equipment	381	355
Tooling	847	824
Capitalized software	250	250
Total	2,578	2,529
Accumulated depreciation	(1,021)	(827)
Property and equipment, net	$1,557	$1,702

Depreciation expense recognized for the three months ended March 31, 2023, totaled $0.2 million.

10. Intangible assets, net and goodwill

Intangible assets consisted of the following:

(in thousands)	Estimated Useful Lives (Years)	March 31, 2023	December 31, 2022
Developed technology	2.5 - 3.0	$2,596	$2,591
Total		2,596	2,591
Accumulated amortization		(1,619)	(1,478)
Intangible assets, net		$977	$1,113

Amortization expense recognized for the three months ended March 31, 2023, totaled $0.1 million.

During the three months ended March 31, 2023, activity in our goodwill balance was as follows:

(in thousands)	Three months ended March 31, 2023
Balance at December 31, 2022	$7,538
Translation	24
Balance at March 31, 2023	$7,562

11. Debt

On April 30, 2021, we entered into an agreement for our Credit Facility with various lenders, including Barclays Bank PLC, as issuing lender, the swingline lender and as administrative agent (the "Credit Facility Agreement") providing aggregate commitments of up to $100.0 million. We have not made any draws on our Credit Facility as of March 31, 2023. However, as of March 31, 2023, we had $1.9 million in letters of credit outstanding that reduced our available borrowing capacity to approximately $98.1 million.

On June 2, 2022, we entered into Amendment No. 2 to the Credit Facility Agreement (the "Amendment") which, among other things, amended certain terms of the Credit Facility Agreement, including without limitation, to (i) reduce the minimum liquidity level in the minimum liquidity financial covenant from $125.0 million to $50.0 million until March 31, 2023, and (ii) set forth additional financial condition covenants and reporting requirements that apply if we do not maintain specified minimum liquidity from the effectiveness of the Amendment until the earlier of (x) March 31, 2023, and (y) the occurrence of certain specified conditions. The new financial condition covenants include the following: (i) if loans are outstanding, (x) we shall not have more than $25.0 million in unrestricted cash and cash equivalents for longer than three business days, and (y) the ratio of the amount of (A) 75% of specified third party accounts receivables to (B) outstanding loans shall not be less than 1.10:1.00 at the end of each month and (ii) we shall limit the amount of cash it pays to third parties (net of all cash received by us (subject to certain exclusions)) to not more than $50.0 million, with the financial covenants described in the foregoing clauses (i)(y) and (ii) only being applicable if we fail to maintain specified minimum liquidity, with us currently maintaining such specified minimum liquidity as of March 31, 2023. Additionally, prior to March 31, 2023, we and our restricted subsidiaries under the Credit Facility Agreement were not permitted to (i) incur additional indebtedness for borrowed money, other than through the Credit Facility Agreement or specified permitted unsecured debt, or (ii) pay dividends, subject to specified exceptions. The Amendment also sets forth certain informational rights of the lenders.

Effective June 30, 2023, we will be required to maintain a minimum liquidity level of $125.0 million at each quarter end in order to utilize the Credit Facility.

12. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Accrued cost of revenue	$14,242	$13,198
Accrued compensation	3,049	4,688
Other accrued expenses	3,232	6,010
Total accrued expenses	$20,523	$23,896

Warranty reserves	$8,085	$8,004
Current portion of operating lease liability	786	417
Non-federal tax obligations	741	463
Total other current liabilities	$9,612	$8,884

We anticipate paying employee bonuses earned during the first quarter of 2023 in stock that will be issued in the second quarter of 2023, and have accrued approximately $2.0 million, which is included in accrued compensation in the table above.

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

Activity by period in the Company's warranty accruals was as follows:

	Three months ended March 31,
(in thousands)	2023	2022
Balance at beginning of period	$12,426	$9,346
Warranties issued during the period(a)	1,543	516
Settlements made during the period	(1,103)	(421)
Changes in liability for pre-existing warranties	(309)	(205)
Balance at end of period	$12,557	$9,236

Warranty accruals are reported in:
Other current liabilities	$8,085	$3,771
Other non-current liabilities	4,472	5,465
Balance at end of period	$12,557	$9,236
(a) - Inclusive of accruals for expected remediation activities

13. Income taxes

For the three months ended March 31, 2023 and 2022, we recorded income tax expense of $0.13 million and income tax expense of $0.08 million respectively, both of which were lower than the statutory rate of 21%, primarily due to a valuation allowance established against the U.S. deferred tax assets.

We have had no material change in our unrecognized tax benefits since December 31, 2022. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of March 31, 2023 and December 31, 2022, we had no accrued interest or penalties related to unrecognized tax benefits.

14. Commitments and contingencies

We may become involved in various claims, lawsuits, investigations, and other proceedings, arising in the normal course of business. We accrue a liability when information available prior to the issuance of our financial statements indicates it is probable a loss has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. If the reasonable estimate of the probable loss is a range, we record an accrual for the most likely estimate of the loss, or the low end of the range if there is no one best estimate. We adjust our accruals to reflect the impact of negotiation, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Legal costs are expensed as incurred.

In March of 2023, CBP issued notices indicating that merchandise imported from Thailand under entry number 004-1058562-5 (the “625 Assessment”) and entry number 004-1063793-9 (the “939 Assessment”), and together with the 625 Assessment, the “CBP Assessments”) had become subject to CBP’s “liquidation” process (i.e., the final determination of duties owed at the Import Specialist level). The CBP Assessments relate to certain torque beams that are used in our Voyager+ product that were imported in 2022. The CBP Assessments assert that Section 301 China tariffs, Section 232 steel & aluminum tariffs, and antidumping and countervailing duties apply to the merchandise. The 939 Assessment is for approximately $7.17 million, and the 625 Assessment is for approximately $2.15 million.

Upon review of the facts involved, and in consultation with outside legal counsel, we believe that the amounts claimed in the CBP Assessments are incorrect. In particular, the Section 301 tariffs of 25% or 7.5% of the value of the merchandise, depending on tariff classification, as well as the antidumping and countervailing duties, are only applicable to articles that originate in China. In this case, the finished goods are products of Thailand because the conversion in Thailand from flat coiled steel to rectangular beams is a substantial transformation in Thailand that produces a new and different article of commerce with a new name, character, and use. Moreover, we believe that the goods in question were properly classified as parts of structures at the time of importation and that when properly classified, the beams and other materials are not subject to Section 232 duties applicable to more basic steel products.

We are in communication with CBP about the facts involved in an effort to resolve these matters expeditiously and amicably. CBP has legally finalized the 625 Assessment, which may require that we file an administrative protest to challenge the amounts assessed. The 939 Assessment remains “suspended,” which allows the Company to work with CBP to resolve the matter without a formal protest, which we are pursuing. Based on the above, and under the relevant accounting guidance related to loss contingencies, we have made no accrual for the amounts claimed by CBP as of March 31, 2023, as we do not consider these amounts to be a probable obligation, as such term is defined and interpreted under the relevant accounting guidance, for us at this time. However, because matters of this nature are subject to inherent uncertainties, and unfavorable rulings or developments could occur despite our belief that the tariffs and duties asserted are incorrect, there can be no certainty that the Company may not ultimately incur charges that are not currently recorded as liabilities. Since the outcome of these matters cannot be predicted with certainty, the costs associated with them could have a material adverse effect on our consolidated results of operations, financial position, or liquidity.

15. Stock-based compensation

Stock compensation expense for each period was as follows:

	Three months ended March 31,
(in thousands)	2023	2022
Cost of revenue	$816	$309
Research and development	249	188
Selling and marketing	384	530
General and administrative	3,441	3,583
Total stock compensation expense	$4,890	$4,610

16. Related party transactions

We have engaged Ayna.AI LLC (as successor in interest to Fernweh Engaged Operator Company LLC) (“Ayna”) to support us with improvements to our processes and performance in various areas including design, sourcing, logistics, pricing, software and standard configuration. The consideration for such engagement is a combination of cash and stock options, including options that vest over time, as well as options with vesting tied to certain performance metrics. The foregoing engagement constitutes a related party transaction as South

Lake One LLC, an entity affiliated with Isidoro Quiroga Cortés, a member of our board of directors, and a holder of more than 5% of our outstanding capital stock, is an investor in Ayna. In addition, Discrimen LLC is an investor in Ayna, and Isidoro Quiroga Cortés is affiliated with that entity. Isidoro Quiroga Cortés is also on the board or directors of Ayna. For the three months ended March 31, 2023, we incurred $2.3 million of general and administrative expense associated with our engagement of Ayna. Cash payments to Ayna during the three months ended March 31, 2023, totaled $0.8 million. No cash payments were made during the three months ended March 31, 2022.

17. Net loss per share

	Three months ended March 31,		Three months ended March 31,
	2023	2022	2023	2022
Net loss (in thousands)	$(11,762)	$(27,793)	$(11,762)	$(27,793)
Weighted average shares outstanding for calculating basic and diluted loss per share	106,791,198	99,211,792	106,791,198	99,211,792
Basic and diluted loss per share	$(0.11)	$(0.28)	$(0.11)	$(0.28)

For purposes of computing diluted loss per share, weighted average common shares outstanding do not include potentially dilutive securities that are anti-dilutive, as shown below.

	As of March 31,
	2023	2022
Anti-dilutive securities excluded from calculating dilutive loss per share:
Shares of common stock issuable under stock option plans outstanding	6,544,725	8,452,319
Shares of common stock issuable upon vesting of RSUs	6,612,849	4,995,792
Potential common shares excluded from diluted net loss per share calculation	13,157,574	13,448,111

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included in Item 1 of this Form 10-Q and along with information included in our 2022 Annual Report. In addition to historical financial information, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in Part I, Item 1A. "Risk Factors" included in our 2022 Annual Report. Additionally, our historical results are not necessarily indicative of the results that may be expected in any future period.

This discussion and analysis of our financial condition and results of operations contain the presentation of Adjusted EBITDA, Adjusted Net Loss and Adjusted EPS, which are not presented in accordance with U.S. GAAP. Adjusted EBITDA, Adjusted Net Loss and Adjusted EPS are being presented because they provide the Company and readers of this Form 10-Q with additional insight into our operational performance relative to earlier periods and relative to our competitors. We do not intend Adjusted EBITDA, Adjusted Net Loss and Adjusted EPS to be substitutes for any U.S. GAAP financial information. Readers of this Form 10-Q should use Adjusted EBITDA Adjusted Net Loss and Adjusted EPS only in conjunction with Net Loss and Net Loss per Share, the most comparable U.S. GAAP financial measures. Reconciliations of Adjusted EBITDA, Adjusted Net Loss and Adjusted EPS to Net Loss and Net Loss per Share, the most comparable U.S. GAAP measures, are provided in "Non-GAAP Financial Measures".

Overview

FTC Solar, Inc. (the “Company”, “we”, “our”, or “us”) was founded in 2017 and is incorporated in the state of Delaware. In April 2021, we completed an initial public offering ("IPO") and our common stock began trading on the Nasdaq Global Market under the symbol “FTCI”.

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

Key Factors Affecting Our Performance

Government Regulations. Changes in the U.S. trade environment, including the imposition of import tariffs, AD/CVD investigations and the UFLPA, which became effective in June 2022, can have an impact on the timing of developer projects. The UFLPA resulted in new rules for module importers and reviews by CBP. There is currently uncertainty in the market around achieving full compliance with UFLPA, whether related to sufficient traceability of materials or other factors. Escalating trade tensions, particularly between the United States and China, have led to increased tariffs and trade restrictions, including tariffs applicable to certain raw materials and components for our products. We have taken measures with the intention of mitigating the effect of tariffs and the impact of AD/CVD and UFLPA on our business by reducing our reliance on China and enhancing our U.S.-based supply chain, including through our investment in Alpha Steel, as described further in Note 3, "Equity method investment" in Part I, Item 1 of this Form 10-Q. In 2019, 90% of our supply chain was sourced from China. As of March 31, 2023, we have qualified suppliers outside of China for all our commodities and reduced the extent to which our supply chain for U.S.-based projects is subject to existing tariffs. We have entered into partnerships with manufacturers in the United States, Mexico, Canada, Spain, Brazil, Turkey, Saudi Arabia, India, Thailand, Vietnam and Korea to diversify our supply chain and optimize costs. On June 6, 2022, President Biden issued an Executive Order allowing U.S. solar deployers the ability to import solar modules and cells from Cambodia, Malaysia, Thailand and Vietnam free from certain duties for 24 months, along with other incentives designed to accelerate U.S. domestic production of clean energy technologies.

The most notable incentive program impacting our U.S. business has been the ITC for solar energy projects, which allows taxpayers to offset their U.S. federal income tax liability by a certain percentage of their cost basis in solar energy systems placed in service for commercial use. The Inflation Reduction Act of 2022, passed by the U.S. Congress and signed into law by President Biden on August 16, 2022, expanded and extended the tax credits and other tax benefits available to solar energy projects and the solar energy supply chain. ITCs have been extended for such projects through at least 2032 and, depending on the location of a particular project and its ability to satisfy certain labor and domestic content requirements, the ITC percentage can range between 30% and 50%. Manufacturers of specific solar components are now eligible to claim production tax credits as an alternative to the ITC. Implementing regulations for this law are still in process. We believe this law will bolster and extend future demand for our products in the United States, however we note that implementing regulations for this law are still in process, which creates uncertainty about the extent of its impact on our Company and the solar energy industry.

Disruptions in Transportation and Supply Chain. Our costs are affected by certain component costs including steel, motors and micro-chips, as well as transportation costs. Current market conditions and international conflicts that constrain the supply of materials and disrupt the flow of materials from international vendors impact the cost of our products and services, along with overall rates of inflation in the global economy, which have been higher than recent historical rates. Transportation costs, including ocean freight and U.S. domestic haul rates, increased at the beginning of the COVID-19 pandemic but have since returned to pre-pandemic rates. Domestic fuel prices, however, continue to be slightly elevated compared to pre-pandemic rates. Additionally, COVID-19 shutdowns in China during 2022 created a backlog of exports and increased demand for container shipments from China, but such shutdowns have been eased by the Chinese government. These cost increases and decreases impact our operating margins. We have taken steps to expand and diversify our manufacturing partnerships and have adjusted our modes of transportation to mitigate the impact of headwinds that arise in the global supply chain and logistics markets. As an example, we have recently modified our ocean freight from previously using charter shipments to now using containerized shipments as costs in the container market began to decrease in 2022. We continue to monitor the logistics markets and will continue to evaluate our use of various modes of transportation when warranted to optimize our transportation costs. Additionally, in February 2022, we contracted with a related-party consulting firm to support us in making ongoing improvements to our processes and performance in various areas, including design, sourcing, logistics, pricing, software and our distributed generation business. Further information may be found in Note 16, "Related party transactions" in Part 1, Item 1 of this Form 10-Q with regard to the related-party consulting firm. We intend to maintain a sharp focus on our design to value initiative to continue to improve margins by reducing manufacturing and material costs of our products.

Megawatts ("MW") Produced and MW Shipped and Average Selling Price ("ASP"). The primary operating metrics we use to evaluate our sales performance and to track market acceptance of our products are the change in quantity of MW produced and MW shipped from period to period. MW are measured for each individual project and are calculated based on the expected output of that project once installed and fully operational. We also utilize metrics related to price and cost of goods sold per watt, including the change in ASP from period to period and cost per watt. ASP is calculated by dividing product and service revenue by total watts produced or shipped and product cost per watt is calculated by dividing product costs of goods sold by total watts. These metrics enable us to evaluate trends in pricing, manufacturing and logistics costs and profitability. Events such as the COVID-19 pandemic, global inflation rates and international conflicts can impact the U.S. economy, global supply chains, and our business. These impacts can cause significant shipping delays and cost increases, as well as offsetting ASP increases, and also raise the price of inputs like steel and logistics, affecting our cost per watt.

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

Impact of the COVID-19 Pandemic. In March of 2020, the World Health Organization declared that the worldwide spread and severity of a new coronavirus, referred to as COVID-19, was severe enough to be characterized as a pandemic. In response to the initial and continued spread of COVID-19, governmental authorities in the United States and around the world imposed, and in some cases continue to impose, various restrictions designed to slow the pace of the pandemic, including restrictions on travel and other restrictions that prohibited employees from going to work, including in cities where we have offices, employees, and customers, causing severe disruptions in the worldwide economy. The continued implications of the COVID-19 pandemic on our business, financial condition and results of operations remain uncertain and will depend on certain developments, including the duration and severity of the COVID-19 pandemic, the impact of virus variants, the rate of vaccinations, the COVID-19 pandemic’s impact on our customers and suppliers and the range of governmental and community reactions to the pandemic. While our day-to-day operations have been affected, the impact has been less pronounced as most of our staff has worked remotely and continued to develop our product offerings, source materials and install our products. However, we have experienced significant supply chain disruptions that have caused delays in product deliveries due to diminished vessel capacity and port detainment of vessels as a consequence of the COVID-19 pandemic (including as a result of multiple COVID-19 variants), which have contributed to an increase in lead times for delivery of our tracker systems. For instance, we experienced a COVID-related supplier production slowdown in India at the end of March 2021, which continued throughout 2021 due to the emergence of the Omicron variant. In addition, recent COVID shutdowns in China created a backlog of exports and increased demand for container shipments from China. The reduced capacity for logistics has caused increases in logistics costs compared to pre-pandemic rates, although certain costs have begun to decline in recent months. Additionally, ground operations at project sites have been impacted by health-related restrictions, shelter-in-place orders and worker absenteeism, which has resulted in delays in project completions, and these restrictions have also hindered our ability to provide on-site support to our customers and conduct inspections of our contract manufacturers. The disruptions in the global supply chain have resulted in extended lead times for some of our component parts. Management will continue to monitor the impact of the global situation on our financial condition, cash flows, operations, contract manufacturers, industry, workforce and customer relationships.

Impact of Climate Change. Climate change has primarily impacted our business operations by increasing demand for solar power generation and, as a result, for use of our products. While climate change has not resulted in any material negative impact to our operations to date, we recognize the risk of disruptions to our supply chain due to extreme weather events. This has led us to expand the diversity of our supplier base and to partner with more local suppliers to reduce shipping and transportation needs. We are also increasingly partnering with larger scale steel producers rather than smaller suppliers to facilitate scaling of our operations while remaining conscious of the environmental impacts of steel manufacturing as the regulatory landscape around these high-emitting industries evolves. An example of this is our investment in Alpha Steel, a U.S.-based manufacturing partnership with Taihua, a leading steel fabricator.

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

Non-GAAP Financial Measures

Adjusted EBITDA, adjusted net loss and adjusted earnings per share ("EPS")

We utilize Adjusted EBITDA, Adjusted Net Loss, and Adjusted EPS as supplemental measures of our performance. We define Adjusted EBITDA as net loss plus (i) provision (benefit) for income taxes, (ii) interest expense, net, (iii) depreciation expense, (iv)

amortization of intangibles, (v) stock-based compensation and (vi) non-routine legal fees, certain severance and other costs (credits). We also deduct the contingent gains from the disposal of our investment in unconsolidated subsidiary from net loss in arriving at Adjusted EBITDA. We define Adjusted Net Loss as net loss plus (i) amortization of debt issue costs and intangibles, (ii) stock-based compensation, (iii) non-routine legal fees, severance and certain other costs (credits), and (iv) the income tax expense (benefit) of those adjustments, if any. We also deduct the contingent gains from the disposal of our investment in unconsolidated subsidiary in arriving at Adjusted Net Loss. Adjusted EPS is defined as Adjusted Net Loss on a per share basis using the weighted average diluted shares outstanding.

Adjusted EBITDA, Adjusted Net Loss, and Adjusted EPS are intended as supplemental measures of performance that are neither required by, nor presented in accordance with, U.S. GAAP. We present Adjusted EBITDA, Adjusted Net Loss and Adjusted EPS, because we believe they assist investors and analysts in comparing our performance across reporting periods on an ongoing basis by excluding items that we do not believe are indicative of our core operating performance. In addition, we use Adjusted EBITDA, Adjusted Net Loss and Adjusted EPS to evaluate the effectiveness of our business strategies.

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

Because of these limitations, Adjusted EBITDA, Adjusted Net Loss, and Adjusted EPS should not be considered in isolation or as substitutes for performance measures calculated in accordance with U.S. GAAP, and you should not rely on any single financial measure to evaluate our business. These non-GAAP financial measures, when presented, are reconciled to the most closely applicable U.S. GAAP measure as disclosed below:

	Three months ended March 31,
	2023		2022
(in thousands, except shares and per share data)	Adjusted EBITDA	Adjusted Net Loss	Adjusted EBITDA	Adjusted Net Loss
Net loss per U.S. GAAP	$(11,762)	$(11,762)	$(27,793)	$(27,793)
Reconciling items -
Provision for income taxes	131	—	76	—
Interest expense, net	58	—	295	—
Amortization of debt issue costs in interest expense	—	177	—	173
Depreciation expense	194	—	121	—
Amortization of intangibles	140	140	—	—
Stock-based compensation	4,890	4,890	4,610	4,610
Gain from disposal of investment in unconsolidated subsidiary(a)	(898)	(898)	(337)	(337)
Non-routine legal fees(b)	108	108	1,078	1,078
Severance(c)	(13)	(13)	615	615
Other costs(d)	—	—	1,370	1,370
Adjusted Non-GAAP amounts	$(7,152)	$(7,358)	$(19,965)	$(20,284)

U.S. GAAP net loss per share:
Basic	N/A	$(0.11)	N/A	$(0.28)
Diluted	N/A	$(0.11)	N/A	$(0.28)

Adjusted Non-GAAP net loss per share (Adjusted EPS):
Basic	N/A	$(0.07)	N/A	$(0.20)
Diluted	N/A	$(0.07)	N/A	$(0.20)

Weighted-average common shares outstanding:
Basic	N/A	106,791,198	N/A	99,211,792
Diluted	N/A	106,791,198	N/A	99,211,792

(a) Our management excludes the gain from collections of contingent contractual amounts arising from the sale in 2021 of our investment in our unconsolidated subsidiary when evaluating our operating performance.

(b) Non-routine legal fees represent legal fees and other costs incurred for matters that were not ordinary or routine to the operations of the business.

(c) Severance costs were incurred in 2022 related to agreements with certain executives due to restructuring changes. Amounts for 2023 represent adjustments to preexisting accruals associated with our December 2022 reduction in workforce.

(d) Other costs in 2022 include certain costs attributable to accelerated vesting of stock-based compensation awards resulting from our IPO and shareholder follow on registration costs pursuant to our IPO.

Key Components of Our Results of Operations

The following discussion describes certain line items in our condensed consolidated statements of operations.

Revenue

Revenue from the sale of our solar tracker systems and customized components of those systems is recognized over time, as work progresses, utilizing an input measure of progress determined by cost incurred to date relative to total expected cost on these projects to correlate with our performance in transferring control over the tracker systems and their components. Revenue from the sale of individual parts is recognized at a point in time as and when control transfers based on the terms of the contract. Revenue from sale of term-based software licenses is recognized upon transfer of control to the customer. Revenue for shipping and handling services is recognized over time based on progress in meeting shipping terms of the arrangements. Revenue for engineering consulting and pile tested is recognized as the services are performed. Subscription revenue, which is derived from our subscription-based enterprise licensing model, and support revenue, which is derived from ongoing security updates and maintenance, are generally recognized on a straight-line basis over the term of the contract.

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

We have made changes to our headcount in recent years as we initially scaled up our business and, more recently, made adjustments in response to current market conditions. Our gross profit may vary period-to-period due to changes in our headcount, ASP, product costs, product mix, customer mix, geographical mix, shipping methods, warranty costs and seasonality.

Operating expenses

Operating expenses consist of research and development expenses, selling and marketing expenses and general and administrative expenses. Personnel-related costs are the most significant component of our operating expenses and include salaries, benefits, bonuses, commissions and stock-based compensation expenses.

While we froze non-essential hiring during the latter part of 2022, in response to regulatory issues that were negatively impacting solar project activity levels, and implemented a reduction in workforce of approximately 8% of our employee base at the end of 2022, we expect to resume hiring new employees in the future as needed to support our future expected growth and in response to expected turnover. In addition, our operating costs have been impacted by (i) our level of research activities to originate, develop and enhance our products, (ii) our sales and marketing efforts as we expand our development activities in other parts of the world, and (iii) variations in legal and professional fees, compliance costs, insurance, facility costs and other costs associated with a legal settlement reached in December 2022 with respect to an outstanding lawsuit and other strategic changes in response to changing market conditions.

Results of Operations - Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

	Three months ended March 31,
	2023		2022
(in thousands, except percentages)	Amounts	Percentage of revenue	Amounts	Percentage of revenue
Revenue:
Product	$32,579	79.7%	$30,968	62.5%
Service	8,315	20.3%	18,585	37.5%
Total revenue	40,894	100.0%	49,553	100.0%
Cost of revenue:
Product	31,767	77.7%	34,963	70.6%
Service	7,092	17.3%	23,877	48.2%
Total cost of revenue	38,859	95.0%	58,840	118.7%
Gross profit (loss)	2,035	5.0%	(9,287)	(18.7%)
Operating expenses
Research and development	1,922	4.7%	2,701	5.5%
Selling and marketing	1,711	4.2%	1,972	4.0%
General and administrative	10,799	26.4%	13,818	27.9%
Total operating expenses	14,432	35.3%	18,491	37.3%
Loss from operations	(12,397)	(30.3%)	(27,778)	(56.1%)
Interest expense, net	(58)	(0.1%)	(295)	(0.6%)
Gain from disposal of investment in unconsolidated subsidiary	898	2.2%	337	0.7%
Other income (expense)	(74)	(0.2%)	19	0.0%
Loss before income taxes	(11,631)	(28.4%)	(27,717)	(55.9%)
(Provision) benefit for income taxes	(131)	(0.3%)	(76)	(0.2%)
Net loss	$(11,762)	(28.8%)	$(27,793)	(56.1%)

Revenue

We generate our revenue in two streams – Product revenue and Service revenue. Product revenue is derived from the sale of solar tracker systems, customized components for those systems, individual part sales for certain specific transactions and the sale of term-based software licenses. Service revenue includes revenue from shipping and handling services, engineering consulting and pile testing services, our subscription-based enterprise licensing model and maintenance and support services in connection with the term-based software licenses.

	Three months ended March 31,
(in thousands)	2023	2022	$ Change	% Change
Product	$32,579	$30,968	$1,611	5.2%
Service	8,315	18,585	(10,270)	(55.3)%
Total revenue	$40,894	$49,553	$(8,659)	(17.5)%

Product revenue

The increase in product revenue for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily due to a customer concession charge in 2022 that reduced product revenue by $2.0 million.

Service revenue

The decrease in service revenue for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, primarily resulted from a decrease in shipping and logistics activity as a result of higher production activity in the latter part of 2021 as compared to the latter part of 2022 due to regulatory issues involving AD/CVD and UFLPA. Adding to this impact was a customer concession charge against service revenue in 2022 of $3.0 million. During the three months ended March 31, 2022, increases in shipping and logistics costs were not fully recoverable under existing contracts at that time.

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

	Three months ended March 31,
(in thousands)	2023	2022	$ Change	% Change
Product	$31,767	$34,963	$(3,196)	(9.1)%
Service	7,092	23,877	(16,785)	(70.3)%
Total cost of revenue	$38,859	$58,840	$(19,981)	(34.0)%
Gross profit (loss)	$2,035	$(9,287)	$11,322	(121.9)%
Gross profit (loss) percentage of revenue	5.0%	(18.7%)

The decrease in cost of revenue for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily driven by (i) a decrease of 12% in MW produced and (ii) a decrease of 56% in shipping and logistics activity. In addition, payroll expense and certain other indirect costs decreased during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, as a result of headcount reductions and other cost control efforts.

Our gross profit (loss) percentage of revenue for the three months ended March 31, 2023 was a positive 5.0%, as compared to negative 18.7% for the three months ended March 31, 2022.

We had positive gross margin for the three months ended March 31, 2023 largely due to (i) an increase of 12% in our product average selling price, (ii) lower direct and indirect product costs resulting from our design to value efforts and (iii) positive margins on our shipping and logistics services under our more recent contracts.

We had a gross margin loss for the three months ended March 31, 2022 due to (i) a customer concession charge totaling $5.0 million, which reduced our revenue, (ii) production volumes which were not sufficient to cover certain relatively fixed overhead costs and (iii) our inability to fully recover certain increased shipping and logistics costs under existing contracts at that time.

Research and development

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

	Three months ended March 31,
(in thousands)	2023	2022	$ Change	% Change
Research and development	$1,922	$2,701	$(779)	(28.8%)

The decrease in research and development expenses for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily attributable to (i) lower payroll-related costs of $0.4 million as a result of decreased headcount, (ii) lower spending for professional services of $0.3 million and (iii) slightly lower spending on lab activities. Research and development expenses as a percentage of revenue were 4.7% for the three months ended March 31, 2023, as compared to 5.5% for the three months ended March 31, 2022.

Selling and marketing

Selling and marketing expenses consist primarily of salaries, employee benefits, stock-based compensation expenses and travel expenses related to our sales and marketing and business development personnel. Additionally, selling and marketing expenses include costs associated with professional fees and support charges for software subscriptions and licenses, trade shows and conventions.

	Three months ended March 31,
(in thousands)	2023	2022	$ Change	% Change
Selling and marketing	$1,711	$1,972	$(261)	(13.2%)

The decrease in selling and marketing expenses was primarily attributable to (i) $0.2 million of lower payroll-related costs and (ii) $0.1 million of lower stock-based compensation expense. Selling and marketing costs as a percentage of revenue were 4.2% for the three months ended March 31, 2023, compared to 4.0% for the three months ended March 31, 2022. The increased percentage was due mainly to the lower level of revenue during the three months ended March 31, 2023.

General and administrative

General and administrative expenses consist primarily of salaries, employee benefits, stock-based compensation expenses, and travel expenses related to our executives, finance team, and administrative employees. It also consists of legal, consulting, and professional fees, rent and lease expenses pertaining to our headquarters and international offices, business insurance costs and other costs.

	Three months ended March 31,
(in thousands)	2023	2022	$ Change	% Change
General and administrative	$10,799	$13,818	$(3,019)	(21.8%)

The decrease in general and administrative expenses was primarily attributable to (i) $1.9 million of lower payroll-related costs due to lower severance and cash incentive expense as compared to the same period last year and (ii) $1.3 million of lower professional service fees, primarily related to our December 2022 settlement of an outstanding legal matter which eliminated a large amount of legal fees during the three months ended March 31, 2023. These decreases were partially offset by amortization of intangible assets acquired in our June 2022 acquisition of HX Tracker. General and administrative expenses as a percentage of revenue were 26.4% for the three months ended March 31, 2023, compared to 27.9% for the three months ended March 31, 2022.

Interest expense, net

	Three months ended March 31,
(in thousands)	2023	2022	$ Change	% Change
Interest expense, net	$58	$295	$(237)	(80.3)%

Interest expense totaled $0.3 million during each of the three months ended March 31, 2023 and 2022 and primarily consisted of commitment fees on the Credit Facility, along with associated debt issue cost amortization. Interest income earned on our cash equivalents totaled approximately $0.2 million during the three months ended March 31, 2023. The amount of interest income for the three months ended March 31, 2022 was not significant.

Gain from disposal of investment in unconsolidated subsidiary

	Three months ended March 31,
(in thousands)	2023	2022	$ Change	% Change
Gain from disposal of investment in unconsolidated subsidiary	$898	$337	$561	166.5%

We sold our interest in our unconsolidated subsidiary, Dimension Energy LLC ("Dimension"), on June 24, 2021. Dimension is a community solar developer based in Atlanta, Georgia that provides renewable energy solutions for local communities in the United States. The sales agreement with Dimension includes an earnout provision which provides the potential to receive additional contingent consideration of up to approximately $14.0 million through December 2024, based on Dimension achieving certain performance milestones. The sales agreement also includes a projects escrow release which is an additional contingent consideration to receive $7 million based on Dimension’s completion of certain construction projects in progress at the time of the sale. We made an accounting policy election to account for the contingent gains from the earnout provision and projects escrow release only when those amounts become realizable in the periods subsequent to the disposal date. During the three months ended March 31, 2023 and 2022, we received escrow release payments of $0.9 million and $0.3 million, respectively, that were recognized in accordance with our policy election.

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

We have incurred cumulative losses since inception, resulting in an accumulated deficit of $260.6 million as of March 31, 2023, and have a history of cash outflows from operations. During the years ended December 31, 2021 and 2022, and the three months ended March 31, 2023, we had $132.9 million, $54.5 million and $8.3 million, respectively, of cash outflow from operations. As of March 31, 2023, we had $41.5 million of cash on hand, $57.9 million of working capital and approximately $98.1 million of unused borrowing capacity under the Credit Facility. The Credit Facility includes a financial condition covenant stating we are required to have a minimum liquidity, consisting of cash on hand and unused borrowing capacity, of $125.0 million as of each quarter end, effective June 30, 2023. Additionally, we had no long-term borrowings or other material obligations requiring the use of cash as of March 31, 2023, apart from the additional equity investment capital contributions that may be required, as described further in "Note 3, Equity method investment" above.

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

These policies and actions have resulted in some developers deferring projects due to the uncertainty of panel supply and costs, which negatively impacted our 2022 revenues and cash flows and are continuing to negatively impact our revenues and our cash flows to date in 2023.

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

ITCs have been extended for such projects through at least 2032 and, depending on the location of a particular project and its ability to satisfy certain labor and domestic content requirements, the ITC percentage can range between 30% and 50%. Manufacturers of specific solar components are now eligible to claim production tax credits as an alternative to the ITC. Implementing regulations for this law are still in process.

Our costs are affected by certain component costs including steel, motors and micro-chips, as well as transportation costs. Current market conditions and international conflicts that constrain the supply of materials and disrupt the flow of materials from international vendors impact the cost of our products and services, along with overall rates of inflation in the global economy, which have been higher than recent historical rates. Transportation costs, including ocean freight and U.S. domestic haul rates, increased at the beginning of the COVID-19 pandemic but have since returned to pre-pandemic rates. Domestic fuel prices, however, continue to be slightly elevated compared to pre-pandemic rates. Additionally, COVID-19 shutdowns in China during 2022 created a backlog of exports and increased demand for container shipments from China, but such shutdowns have been eased by the Chinese government. These cost increases and decreases impact our operating margins. We have taken steps to expand and diversify our manufacturing partnerships and have adjusted our modes of transportation to mitigate the impact of headwinds that arise in the global supply chain and logistics markets. As an example, we have recently modified our ocean freight from previously using charter shipments to now using containerized shipments as costs in the container market began to decrease in 2022. We continue to monitor the logistics markets and will continue to evaluate our use of various modes of transportation when warranted to optimize our transportation costs. Additionally, in February 2022, we contracted with a related-party consulting firm to support us in making ongoing improvements to our processes and performance in various areas, including design, sourcing, logistics, pricing, software and our distributed generation business. For further information regarding this consulting firm, see Note 16, "Related party transactions" in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
•
the members of our board of directors agreed to take equity compensation in lieu of cash compensation during 2023;
•
we began making certain incentive compensation payments to all employees in stock rather than cash beginning at the end of the second quarter of 2022;
•
we reduced our workforce by approximately 8% near the end of 2022;
•
we have frozen non-essential hiring, placed restrictions on certain travel, decreased the future use of consultants and are deferring non-critical initiatives;
•
we have initiated frequent, consistent communication with our customers, which in certain cases has allowed us to resolve issues preventing timely collection of certain past due outstanding receivables;
•
we have emphasized cash collections from customers, and continue to negotiate improved payment terms with both our customers and vendors and have switched vendors when needed to obtain cost savings;
•
we launched Pioneer, a 1P solar tracker solution, and a new solution for thin-film modules not subject to UFLPA;
•
we reached a settlement agreement with FCX Solar, LLC in December 2022, regarding a lawsuit filed against us relating to claims of patent infringement in order to eliminate future time and expense involved in defending ourselves in this action; under the settlement agreement, we were able to utilize our common stock to satisfy a portion of the settlement payment;
•
we made an investment to acquire a 45% ownership interest in Alpha Steel, a manufacturing partnership with Taihua, which will enhance our domestic supply chain to reduce our exposure to import duties and import restrictions, as described further in "Note 3, Equity method investment" below;
•
we began selling newly issued shares of our common stock under our ATM program (as defined herein) in 2023, as described further in "Note 4, ATM program" below; and
•
we continue to actively explore options to obtain additional sources of capital through either the issuance of new debt or equity.

A number of the steps above, as well as improvements in the logistics markets and easing of supply chain constraints, contributed to us having positive gross profit in the three months ended March 31, 2023, which also reduced our use of cash required to fund our operations during the current period.

Management believes that our existing cash on hand, as well as the continuing impact of certain of the actions described above and our expectations of improved market conditions and positive results from our efforts to increase gross margins, will allow us to grow profitably and generate positive cash flow from operations during the second half of 2023 in amounts that will be sufficient to fund our operations for at least one year from the date of issuance of these condensed consolidated financial statements. Accordingly, the accompanying financial statements assume we will continue as a going concern through the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

We have achieved success in executing certain of the initiatives above and we continue to work to further reduce our use of cash to fund our operations. We expect the two-year holiday on duties announced by President Biden in June 2022 will reduce the level of uncertainty in the market due to the ongoing AD/CVD investigation by the U.S. Department of Commerce, as described above, and we believe passage of the Inflation Reduction Act of 2022 will also benefit demand for our products in the United States. At the same time, however, new rules for module importers and reviews by CBP pursuant to achieving full compliance with UFLPA are expected to continue creating uncertainty in the market. However, once there is additional clarity around compliance with UFLPA and customers get line-of-sight to module deliveries, we believe the market will see a recovery. While there are already many underlying drivers of growth in the solar industry, the expected positive impact on demand for our products could take longer than expected to occur. In addition, market conditions could deteriorate significantly from what we currently expect, and regulatory and international trade policies could become more stringent as a result of (i) findings from the U.S. Department of Commerce's AD/CVD investigation, (ii) the level of enforcement of regulations issued under UFLPA, and (iii) other factors, which may result in a need for us to issue additional debt or obtain new equity financing to fund our operations beyond the next twelve months. We may be unable to obtain any desired additional financing on terms favorable to us, or at all, depending on market and other conditions. The ability to raise additional financing depends on numerous factors that are outside of our control, including macroeconomic factors such as the impact of the COVID-19 pandemic, inflation, the ongoing conflict in the Ukraine, market conditions, the health of financial institutions (including the recent bankruptcy of Silicon Valley Bank and related impacts that have occurred and continue to occur in the banking industry), investors' and lenders' assessments of our prospects and the prospects of the solar industry in general.

Statements of cash flows

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three months ended March 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(8,316)	$(53,106)
Net cash used in investing activities	(30)	(186)
Net cash provided by financing activities	5,469	428
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(15)	62
Net decrease in cash, cash equivalents and restricted cash	$(2,892)	$(52,802)

Operating activities

During the three months ended March 31, 2023, we used approximately $4.1 million of cash to fund a portion of our current period expenditures for personnel and facilities, legal and professional fees, insurance, research and development and various other operating activities. This compares to $22.7 million of cash used during the three months ended March 31, 2022, primarily for funding of (i) losses on certain projects and (ii) prior period expenditures for personnel and facilities, legal and professional fees, and various other period costs.

Approximately $4.3 million of cash was also used for working capital and other increases during the three months ended March 31, 2023, primarily as a result of production activity and the timing of vendor payments. During the three months ended March 31, 2022, we also used approximately $30.4 million of cash to fund increases in working capital and other items, largely related to (i) a slowdown in collections from customers during the period and (ii) project activity.

Investing activities

During the three months ended March 31, 2023, we made an initial equity investment of $0.9 million in Alpha Steel, a manufacturing partnership with Taihua, in which we hold a 45% interest. Additionally, we received $0.9 million of contingent payments from escrow in connection with the June 2021 sale of our equity interest in Dimension due to the subsequent completion of certain construction projects that were in progress at the time of the sale.

During the three months ended March 31, 2022, our capital spending on new lab, computer and IT equipment was approximately $0.5 million. Additionally, we received $0.3 million in contingent payments from escrow in connection with the sale of our equity interest in Dimension, as described above.

Financing activities

During the three months ended March 31, 2023, we began sales of newly issued shares of our common stock in various daily transactions under our ATM program, receiving cash proceeds of nearly $5.5 million. We also received $0.1 million of proceeds from employee exercises of stock options. During the three months ended March 31, 2022, $0.4 million of proceeds from employee exercises of stock options were received.

Revolving line of credit

On April 30, 2021, we entered into the Credit Facility Agreement.

On June 2, 2022, we entered into Amendment No. 2 to the Credit Facility Agreement (the "Amendment") which, among other things, amended certain terms of the Credit Facility Agreement, including without limitation, to (i) reduce the minimum liquidity level in the minimum liquidity financial covenant from $125.0 million to $50.0 million until March 31, 2023, and (ii) set forth additional financial condition covenants and reporting requirements that apply if we do not maintain specified minimum liquidity from the effectiveness of the Amendment until the earlier of (x) March 31, 2023, and (y) the occurrence of certain specified conditions. The new financial condition covenants include the following: (i) if loans are outstanding, (x) we shall not have more than $25.0 million in unrestricted cash and cash equivalents for longer than three business days, and (y) the ratio of the amount of (A) 75% of specified third party accounts receivables to (B) outstanding loans shall not be less than 1.10:1.00 at the end of each month and (ii) we shall limit the amount of cash it pays to third parties (net of all cash received by us (subject to certain exclusions)) to not more than $50.0 million, with the financial covenants described in the foregoing clauses (i)(y) and (ii) only being applicable if we fail to maintain specified minimum liquidity, with us currently maintaining such specified minimum liquidity as of March 31, 2023. Additionally, prior to March 31, 2023, we and our restricted subsidiaries under the Credit Facility Agreement were not permitted to (i) incur additional indebtedness for borrowed money, other than through the Credit Facility Agreement or specified permitted unsecured debt, or (ii) pay dividends, subject to specified exceptions. The Amendment also sets forth certain informational rights of the lenders.

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

We have not made any draws on our Credit Facility as of March 31, 2023. However, as of March 31, 2023, we had $1.9 million in letters of credit outstanding that reduced our available borrowing capacity to approximately $98.1 million.

The Credit Facility is secured by a first priority lien on substantially all of our assets, subject to certain exclusions, and customary guarantees. As of March 31, 2023, we were in full compliance with our financial condition covenants.

Effective June 30, 2023, we will be required to maintain a minimum liquidity level of $125.0 million at each quarter end in order to utilize the Credit Facility.

Critical Accounting Policies and Significant Management Estimates

We prepare our interim unaudited condensed consolidated financial statements in accordance with U.S. GAAP. The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported revenue and expenses during the period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

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

The revenue for shipping and handling services will be recognized over time based on progress in meeting shipping terms of the arrangements, as this faithfully depicts the Company’s performance in transferring control. Revenue for engineering consulting and pile testing services is recognized at a point in time upon completion of the services performed.

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

Recognize revenue when or as the Company satisfies a performance obligation: For each performance obligation identified, we determine at contract inception whether we satisfy the performance obligation over time or at a point in time. The performance obligations in the contracts for our solar tracker systems and customized components of those systems are satisfied over time as work progresses, utilizing an input measure of progress determined by cost-to-cost measures on these projects as this faithfully depicts our performance in transferring control. Additionally, our performance does not create an asset with an alternative use, due to the highly customized nature of the product, and we have an enforceable right to payment for performance completed to date. Our performance obligations for individual part sales for certain specific transactions are recognized at a point in time as and when control transfers based on the Incoterms for the contract. Our performance obligations for engineering consulting and pile testing services are recognized at a point in time upon completion of the services. Our performance obligations for term-based software licenses are recognized at a point in time as and when control transfers, either upon delivery to the customer or the software license start date, whichever is later. Our performance obligations for shipping and handling services are satisfied over time as the services are delivered over the term of the contract. We recognize revenue for subscription and other services on a straight-line basis over the contract period. With regard to support revenue, a time-elapsed method is used to measure progress because we transfer control evenly over the contractual period. Accordingly, the fixed consideration related to support revenue is generally recognized on a straight-line basis over the contract term.

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

Judgments and assumptions

The timing and amounts of revenue and cost of revenue recognition, as well as recording of related receivables and deferred revenue, is highly dependent on our identification of performance obligations in each contract and our estimates by contract of total project cost and our progress toward project completion as of each period end. Certain estimates are subject to factors outside of our control that may impact our suppliers and the global supply chain. As an example, we began to experience increases in steel prices and shipping and logistics costs, as well as delays in delivery of our products to customers during 2021, which negatively impacted our results of operations as we were not able to recover all of the additional costs under certain of our fixed fee contracts. Certain of these increases have since been mitigated as supply chain constraints have eased and as we have adjusted our use of various modes of transportation when warranted to optimize our transportation costs. We base our estimates on the best information available at each period end, but future events and their effects cannot be determined with certainty, and actual results could differ materially from our assumptions and estimates.

Accounts receivable, net

Policy description

Trade receivables are recorded at invoiced amounts, net of allowances for credit losses, and do not bear interest. We generally do not require collateral from our customers; however, in certain circumstances, we may require letters of credit, other collateral, additional guarantees or advance payments.

We adopted ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments effective January 1, 2023. As a result, we now establish an allowance for credit losses based on the expected lifetime credit loss of our customer accounts. For the three months ended March 31, 2022, we utilized the incurred loss model in estimating our allowance for doubtful accounts during that period.

Judgments and assumptions

The allowance for credit losses is based on the lifetime expected credit loss of our customer accounts. To assess the lifetime expected credit loss, we utilize a loss rate method that takes into consideration historical experience and certain other factors, as appropriate, such as credit quality and current economic or other conditions that may affect a customer's ability to pay.

Adjustments to the allowance are largely dependent on historical experience involving amounts previously collected from our customers in recent years. Historical experience used in making such adjustments may not reflect current actual experience and may result in greater variability in the amounts recognized in our allowance for expected credit losses as compared to the incurred loss method that was utilized prior to January 1, 2023.

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

Changes to any of our assumptions, but particularly our estimates of expected term and volatility, could change the fair value of our options and impact the amount of stock-based compensation expense we report each period.

Impairment

Policy description - long-lived assets and intangible assets

We review our long-lived assets that are held for use for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable or that its useful life may be shorter than previously expected. If such impairment indicators are present or other factors exist that indicate the carrying amount of the asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flow analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset, which in most cases is estimated based upon Level 3 unobservable inputs. If the asset is determined to have a remaining useful life shorter than previously expected, an adjustment for the shorter remaining life will be made for purposes of recognizing future depreciation expense. Assets are classified as held for sale when we have a plan, approved by the appropriate levels of management, for disposal of such assets, as well as other considerations, and those assets are stated at the lower of carrying value or estimated fair value less estimated costs to sell.

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

We have not identified any impairments of our long-lived assets, intangible assets or goodwill as of March 31, 2023.

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

Fair value of financial instruments

Our financial instruments consist of cash, cash equivalents, accounts receivable and accounts payable. Cash, cash equivalents, accounts receivable and accounts payable are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date.

We had $41.5 million of cash and cash equivalents on hand, the vast majority of which was located in the United States, and no debt outstanding as of March 31, 2023. We regularly maintain cash balances with various financial institutions that exceed federally insured amounts, but we have experienced no losses associated with these amounts as of March 31, 2023. We have also taken action in 2023 to reallocate cash balances between different financial institutions based on our assessment as to the financial health of certain institutions.

We have no other financial instruments as of March 31, 2023, other than cash equivalents and certain non-functional currency intercompany and third-party receivables and payables, which are subject to foreign exchange, interest rate or market risks.

Concentrations of major customers

Our customers include project developers, solar asset owners and EPC contractors that design and build solar energy projects We do not require collateral on our accounts receivables.

We typically rely on a small number of customers that account for a large portion of our revenue each period and our outstanding receivables at each period end.

Further, our accounts receivables are from companies within or serving the solar industry and, as such, we are exposed to normal industry credit risks. We continually evaluate our reserves for potential credit losses and establish initial reserves based on our expectation of lifetime expected credit losses.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company can be detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various claims, lawsuits, investigations, and other proceedings, arising in the normal course of business.

In March of 2023, CBP issued notices indicating that merchandise imported from Thailand under entry number 004-1058562-5 (the “625 Assessment”) and entry number 004-1063793-9 (the “939 Assessment”), and together with the 625 Assessment, the “CBP Assessments”) had become subject to CBP’s “liquidation” process (i.e., the final determination of duties owed at the Import Specialist level). The CBP Assessments relate to certain torque beams that are used in our Voyager+ product that were imported in 2022. The CBP Assessments assert that Section 301 China tariffs, Section 232 steel & aluminum tariffs, and antidumping and countervailing duties apply to the merchandise. The 939 Assessment is for approximately $7.17 million, and the 625 Assessment is for approximately $2.15 million.

Upon review of the facts involved, and in consultation with outside legal counsel, we believe that the amounts claimed in the CBP Assessments are incorrect. In particular, the Section 301 tariffs of 25% or 7.5% of the value of the merchandise, depending on tariff classification, as well as the antidumping and countervailing duties, are only applicable to articles that originate in China. In this case, the finished goods are products of Thailand because the conversion in Thailand from flat coiled steel to rectangular beams is a substantial transformation in Thailand that produces a new and different article of commerce with a new name, character, and use. Moreover, we believe that the goods in question were properly classified as parts of structures at the time of importation and that when properly classified, the beams and other materials are not subject to Section 232 duties applicable to more basic steel products.

We are in communication with CBP about the facts involved in an effort to resolve these matters expeditiously and amicably. CBP has legally finalized the 625 Assessment, which may require that we file an administrative protest to challenge the amounts assessed. The 939 Assessment remains “suspended,” which allows the Company to work with CBP to resolve the matter without a formal protest, which we are pursuing. Based on the above, and under the relevant accounting guidance related to loss contingencies, we have made no accrual for the amounts claimed by CBP as of March 31, 2023, as we do not consider these amounts to be a probable obligation, as such term is defined and interpreted under the relevant accounting guidance, for us at this time. However, because matters of this nature are subject to inherent uncertainties, and unfavorable rulings or developments could occur despite our belief that the tariffs and duties asserted are incorrect, there can be no certainty that the Company may not ultimately incur charges that are not currently recorded as liabilities. Since the outcome of these matters cannot be predicted with certainty, the costs associated with them could have a material adverse effect on our consolidated results of operations, financial position, or liquidity.

ITEM 1A. RISK FACTORS

We are subject to a number of risks that if realized could adversely affect our business, strategies, prospects, financial condition, results of operations and cash flows. Some of the more significant risks and uncertainties we face include those summarized below. The summary below is not exhaustive and is qualified by reference to the full set of risk factors set forth in Item 1A. "Risk Factors" in our 2022 Annual Report. Please carefully consider all of the information in this Quarterly Report on Form 10-Q and our 2022 Annual Report, including the full set of risks set forth in Item 1A. "Risk Factors" of our 2022 Annual Report, and in our other filings with the SEC before making an investment decision regarding us.

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

Purchases of Equity Securities

None.

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

10.1	*	Amendment, dated March 1, 2023, to the September 2021 Employment Agreement between FTC Solar, Inc. and Sean Hunkler
10.2	**

Amendment 2, dated April 3, 2023, to the September 2021 Employment Agreement between FTC Solar, Inc, and Sean Hunkler (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2023 and incorporated herein by reference)

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

FTC SOLAR, INC.

Date: May 10, 2023	/s/ Sean Hunkler
Sean Hunkler, Chief Executive Officer

Date: May 10, 2023	/s/ Phelps Morris
Phelps Morris, Chief Financial Officer