Form 10-Q
period 2023-06-30
FTC Solar, Inc.
filed 2023-08-09
CIK 1828161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company		☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of July 31, 2023, 118,109,076 shares of the registrant's common stock were outstanding.

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

ITEM 1. FINANCIAL STATEMENTS

FTC Solar, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except shares and per share data)	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$33,817	$44,385
Accounts receivable, net	69,728	49,052
Inventories	6,045	14,949
Prepaid and other current assets	10,276	10,304
Total current assets	119,866	118,690
Operating lease right-of-use assets	2,217	1,154
Property and equipment, net	1,508	1,702
Intangible assets, net	792	1,113
Goodwill	7,173	7,538
Equity method investment	900	—
Other assets	4,979	4,201
Total assets	$137,435	$134,398
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$27,049	$15,801
Accrued expenses	12,248	23,896
Income taxes payable	337	443
Deferred revenue	2,512	11,316
Other current liabilities	8,775	8,884
Total current liabilities	50,921	60,340
Operating lease liability, net of current portion	1,497	786
Other non-current liabilities	5,623	6,822
Total liabilities	58,041	67,948
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock par value of $0.0001 per share, 10,000,000 shares authorized; none issued as of June 30, 2023 and December 31, 2022	—	—
Common stock par value of $0.0001 per share, 850,000,000 shares authorized; 118,118,220 and 105,032,588 shares issued and outstanding as of June 30, 2023 and December 31, 2022	12	11
Treasury stock, at cost; 10,762,566 shares as of June 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	350,877	315,345
Accumulated other comprehensive loss	(474)	(61)
Accumulated deficit	(271,021)	(248,845)
Total stockholders’ equity	79,394	66,450
Total liabilities and stockholders’ equity	$137,435	$134,398

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except shares and per share data)	2023	2022	2023	2022
Revenue:
Product	$21,074	$9,166	$53,653	$40,134
Service	11,285	21,555	19,600	40,140
Total revenue	32,359	30,721	73,253	80,274
Cost of revenue:
Product	19,152	16,426	50,919	51,389
Service	11,006	20,807	18,098	44,684
Total cost of revenue	30,158	37,233	69,017	96,073
Gross profit (loss)	2,201	(6,512)	4,236	(15,799)
Operating expenses
Research and development	1,873	2,711	3,795	5,412
Selling and marketing	1,852	2,927	3,563	4,899
General and administrative	8,843	13,089	19,642	26,907
Total operating expenses	12,568	18,727	27,000	37,218
Loss from operations	(10,367)	(25,239)	(22,764)	(53,017)
Interest expense, net	(28)	(427)	(86)	(722)
Gain from disposal of investment in unconsolidated subsidiary	—	—	898	337
Other income (expense), net	(141)	73	(215)	92
Loss before income taxes	(10,536)	(25,593)	(22,167)	(53,310)
(Provision) benefit for income taxes	122	(90)	(9)	(166)
Net loss	(10,414)	(25,683)	(22,176)	(53,476)
Other comprehensive income (loss):
Foreign currency translation adjustments	(408)	60	(413)	117
Comprehensive loss	$(10,822)	$(25,623)	$(22,589)	$(53,359)
Net loss per share:
Basic and diluted	$(0.09)	$(0.26)	$(0.20)	$(0.54)
Weighted-average common shares outstanding:
Basic and diluted	112,669,296	100,321,943	109,632,336	99,752,707

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Preferred stock		Common stock		Treasury stock
(in thousands, except shares)	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-In capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity (deficit)
Balance as of December 31, 2022	—	$—	105,032,588	$11	10,762,566	$—	$315,345	$(61)	$(248,845)	$66,450
Shares issued during the period for vested restricted stock awards	—	—	1,498,987	—	—	—	2,775	—	—	2,775
Issuance of common stock upon exercise of stock options	—	—	265,125	—	—	—	51	—	—	51
Shares issued for legal settlement	—	—	797,396	—	—	—	2,000	—	—	2,000
Sale of shares	—	—	2,683,000	—	—	—	6,292	—	—	6,292
Stock offering costs	—	—	—	—	—	—	(32)	—	—	(32)
Stock-based compensation	—	—	—	—	—	—	2,472	—	—	2,472
Net loss	—	—	—	—	—	—	—	—	(11,762)	(11,762)
Other comprehensive loss	—	—	—	—	—	—	—	(5)	—	(5)
Balance as of March 31, 2023	—	—	110,277,096	11	10,762,566	—	328,903	(66)	(260,607)	68,241
Shares issued during the period for vested restricted stock awards	—	—	1,213,037	—	—	—	2,085	—	—	2,085
Issuance of common stock upon exercise of stock options	—	—	39,087	—	—	—	—	—	—	—
Sale of shares	—	—	6,589,000	1	—	—	17,347	—	—	17,348
Stock offering costs	—	—	—	—	—	—	(127)	—	—	(127)
Stock-based compensation	—	—	—	—	—	—	2,669	—	—	2,669
Net loss	—	—	—	—	—	—	—	—	(10,414)	(10,414)
Other comprehensive loss	—	—	—	—	—	—	—	(408)	—	(408)
Balance as of June 30, 2023	—	$—	118,118,220	$12	10,762,566	$—	$350,877	$(474)	$(271,021)	$79,394

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

FTC Solar, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30,
(in thousands)	2023	2022
Cash flows from operating activities
Net loss	$(22,176)	$(53,476)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	7,852	5,608
Depreciation and amortization	666	265
Loss from sale of property and equipment	—	111
Amortization of debt issue costs	355	349
Provision for obsolete and slow-moving inventory	1,261	12
Gain from disposal of investment in unconsolidated subsidiary	(898)	(337)
Warranty provision	2,852	4,184
Warranty recoverable from manufacturer	30	(181)
Credit losses and bad debt expense	203	1,147
Deferred income taxes	184	—
Lease expense and other	497	384
Impact on cash from changes in operating assets and liabilities:
Accounts receivable, net	(17,879)	30,397
Inventories	7,643	(4,829)
Prepaid and other current assets	70	3,586
Other assets	(1,422)	(384)
Accounts payable	11,247	(3,943)
Accruals and other current liabilities	(7,895)	(22,127)
Deferred revenue	(8,804)	5,460
Other non-current liabilities	(4,264)	(2,334)
Lease payments and other, net	(331)	(290)
Net cash used in operations	(30,809)	(36,398)
Cash flows from investing activities:
Purchases of property and equipment	(195)	(683)
Proceeds from sale of property and equipment	—	53
Investment in Alpha Steel	(900)	—
Acquisitions, net of cash acquired	—	18
Proceeds from disposal of investment in unconsolidated subsidiary	898	337
Net cash used in investing activities	(197)	(275)
Cash flows from financing activities:
Sale of common stock	20,640	—
Stock offering costs paid	(114)	—
Proceeds from stock option exercises	51	514
Net cash provided by financing activities	20,577	514
Effect of exchange rate changes on cash and cash equivalents	(139)	(1)
Net decrease in cash and cash equivalents	(10,568)	(36,160)
Cash and cash equivalents at beginning of period	44,385	102,185
Cash and cash equivalents at end of period	$33,817	$66,025

Supplemental disclosures of cash flow information:
Purchases of property and equipment included in ending accounts payable and accruals	$12	$78
HX Tracker purchase price included in ending accruals	$—	$4,347
Stock issued for accrued legal settlement	$2,000	$—
Right-of-use asset and lease liability recognition for new leases	$1,417	$—
Cash paid during the period for third party interest	$255	$403
Cash paid during the period for taxes, net of refunds	$126	$146

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

We are a global provider of solar tracker systems, supported by proprietary software and value-added engineering services. Solar tracker systems move solar panels throughout the day to maintain an optimal orientation relative to the sun, thereby increasing the amount of solar energy produced at a solar installation. Our primary tracker system is currently marketed under the Voyager brand name (“Voyager”), which is our two-panel in-portrait ("2P") single-axis tracker solution. In September 2022, we announced the introduction of Pioneer, our new one module-in-portrait ("1P") solar tracker solution. We also launched a new mounting solution to support the installation and use of U.S.-manufactured thin-film modules by project owners. In addition, we have a team of renewable energy professionals available to assist our U.S. and worldwide clients in site layout, structural design, pile testing and other needs across the solar project development and construction cycle. The Company is headquartered in Austin, Texas, and has international subsidiaries in Australia, China, India and South Africa.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups (JOBS) Act. Under the JOBS Act, we elected to use the allowed extended transition period to delay adopting new or revised accounting standards until such time as those standards apply to private companies.

2. Summary of significant accounting policies

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements include the results of the Company and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments have been made that are considered necessary for a fair statement of our financial position as of June 30, 2023, and December 31, 2022, our results of operations for the three and six months ended June 30, 2023 and 2022, and our cash flows for the six months ended June 30, 2023 and 2022. The condensed consolidated balance sheet as of December 31, 2022 has been derived from the Company’s audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. Intercompany balances and transactions have been eliminated in consolidation.

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

Liquidity

We have incurred cumulative losses since inception, resulting in an accumulated deficit of $271.0 million as of June 30, 2023, and have a history of cash outflows from operations. During the years ended December 31, 2021 and 2022, and the six months ended June 30, 2023, we had $132.9 million, $54.5 million and $30.8 million, respectively, of cash outflows from operations. As of June 30, 2023, we had $33.8 million of cash on hand, $68.9 million of working capital, approximately $75.6 million of remaining capacity available for future sales of our common stock under our ATM program as described further in Note 4 below, and approximately $98.0 million of unused borrowing capacity under our existing Senior Secured Revolving Credit Facility (the "Credit Facility") until termination on April 30, 2024. The Credit Facility includes a financial condition covenant stating we are required to have a minimum liquidity, consisting of cash on hand and unused borrowing capacity, of $125.0 million as of each quarter end. Additionally, our only material contractual obligation requiring the use of cash as of June 30, 2023, was for additional equity investment capital contributions that may be required, as described further in "Note 3, Equity method investment".

The Uyghur Forced Labor Prevention Act ("UFLPA") was passed by the U.S. Congress and signed into law by President Biden on December 23, 2021. The UFLPA establishes a rebuttable presumption that the importation of any goods, wares, articles, and merchandise mined, produced, or manufactured wholly or in part in the Xinjiang Uyghur Autonomous Region of the People's Republic of China ("Xinjiang"), or that are produced by certain entities, is prohibited by Section 307 of the Tariff Act of 1930 and that such goods, wares, articles, and merchandise are not entitled to entry to the United States. U.S. Customs and Border Protection ("CBP") began implementing the presumption set out in the UFLPA on June 21, 2022, resulting in new rules for solar module importers and reviews by CBP. There continues to be uncertainty in the market around achieving full compliance with the UFLPA for the importation of solar modules, whether related to sufficient traceability of materials or other factors.

On April 1, 2022, the U.S. Department of Commerce, in response to a petition by Auxin Solar, Inc., published a notice initiating an investigation ("the Solar Circumvention Investigation") of claims related to alleged circumvention of U.S. antidumping and countervailing duties ("AD/CVD") by solar manufacturers in certain Southeast Asian countries, in an effort to determine whether or not solar cells and/or modules made in those Southeast Asian nations use parts originating from China in order to circumvent the AD/CVD tariffs. On June 6, 2022, President Biden issued a proclamation allowing U.S. solar deployers the ability to import solar modules and cells from Cambodia, Malaysia, Thailand and Vietnam free from certain duties for 24 months, along with other incentives designed to accelerate U.S. domestic production of clean energy technologies.

Since 2016, CBP has issued a number of withhold release orders ("WRO") directed at forced labor in China, including WROs directed specifically at activity in Xinjiang. To date, CBP has used the WROs to detain solar panels, which has disrupted the U.S. solar installation market and caused additional uncertainty on future projects.

These policies and actions have resulted in some developers deferring projects due to the uncertainty of panel supply and costs, which negatively impacted our 2022 revenues and cash flows and are continuing to negatively impact our revenues and our cash flows to date in 2023.

The most notable incentive program impacting our U.S. business has been the investment tax credit ("ITC") for solar energy projects, which allows taxpayers to offset their U.S. federal income tax liability by a certain percentage of their cost basis in solar energy systems placed in service for commercial use. The Inflation Reduction Act of 2022, passed by the U.S. Congress and signed into law by President Biden on August 16, 2022, expanded and extended the tax credits and other tax benefits available to solar energy projects and the solar energy supply chain. ITCs have been extended for such projects through at least 2032 and, depending on the location of a particular project and its ability to satisfy certain labor and domestic content requirements, the ITC percentage can range between 30% and 50%. U.S. manufacturers of specific solar components are now eligible to claim production tax credits as an alternative to the ITC. Implementing regulations for this law are still being finalized.

Our costs are affected by the costs of certain components and materials, such as costs including steel, motors and micro-chips, as well as transportation costs. Current market conditions and international conflicts that constrain the supply of materials and disrupt the flow of materials from international vendors impact the cost of our products and services, along with overall rates of inflation in the global economy, which have been higher than pre-COVID 19 pandemic historical rates. Transportation costs, including ocean freight and U.S. domestic haul rates, increased at the beginning of the COVID-19 pandemic but have since returned to pre-pandemic rates. Domestic fuel prices, however, continue to be slightly elevated compared to pre-pandemic rates. Additionally, COVID-19 shutdowns in China during 2022 created a backlog of exports and increased demand for container shipments from China, but such shutdowns have since been eased by the Chinese government. These cost increases and decreases impact our operating margins. We have taken steps to expand and diversify our manufacturing partnerships and have adjusted our modes of transportation to mitigate the impact of headwinds that arise in the global supply chain and logistics markets. As an example, we have modified our ocean freight from previously using charter shipments to now using containerized shipments as costs in the container market began to decrease in 2022. We continue to monitor the logistics markets and will continue to evaluate our use of various modes of transportation when warranted to optimize our transportation costs. Additionally, in February 2022, we contracted with a related-party consulting firm to support us in making ongoing improvements to our processes and performance in various areas, including design, sourcing, logistics, pricing, software and our distributed generation business. For further information regarding this consulting firm, see "Note 16. Related party transactions".

In accordance with Accounting Standards Codification ("ASC") 205-40, Going Concern, we have evaluated whether there are conditions and events, considered in the aggregate, which raise substantial doubt about our ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued. While the UFLPA continues to create uncertainty in the market, we believe that passage of the Inflation Reduction Act of 2022, as described above, has reduced the level of uncertainty among solar project owners and developers with regard to new project development in the United States. We note that implementing regulations for the Inflation Reduction Act are still being finalized, which creates uncertainty about the extent of its impact on our Company and the solar energy industry. We also took significant steps in 2022, and are continuing to take further steps in 2023, to address the recent market challenges and our historical use of cash through the following actions:

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
•
we initially froze non-essential hiring in 2022, placed restrictions on certain travel, decreased the future use of consultants and continue to defer non-critical initiatives;
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

A number of the steps above, as well as improvements in the logistics markets and easing of supply chain constraints, contributed to us having positive gross profit in the six months ended June 30, 2023, which also reduced our use of cash required to fund our operations during the current year-to-date period.

Management believes that our existing cash on hand, as well as the continuing impact of certain of the actions described above and our expectations of improved market conditions and positive results from our efforts to continue to increase gross margins, will allow us to grow profitably and generate positive cash flow from operations during the next twelve months in amounts that will be sufficient, along with our other available resources, to fund our operations for at least one year from the date of issuance of the condensed consolidated financial statements.

We have achieved success in executing certain of the initiatives above and we continue to work to further reduce our use of cash to fund our operations. We expect to begin seeing the benefits from production of our Pioneer solution in our financial results during the second half of 2023 and we believe passage of the Inflation Reduction Act of 2022 and our investment in Alpha Steel will also ultimately benefit demand for our products in the United States. At the same time, however, new rules for module importers and reviews by CBP pursuant to achieving full compliance with the UFLPA are expected to continue creating uncertainty in the market. However, once there is additional clarity around compliance with the UFLPA and customers get line-of-sight to module deliveries, we believe the market will see a recovery. While there are already many underlying drivers of growth in the solar industry, the expected positive impact on demand for our products could take longer than expected to occur. In addition, market conditions could deteriorate significantly from what we currently expect, and regulatory and international trade policies could become more stringent as a result of (i) findings from the Solar Circumvention Investigation, (ii) CBP's enforcement of the UFLPA, and (iii) other factors, which may result in a need for us to issue additional debt or obtain new equity financing, which could result in additional shareholder dilution, to continue to adequately fund our existing operations beyond the next twelve months. We may be unable to obtain any desired additional financing on terms favorable to us, or at all, depending on market and other conditions which could result in curtailment of our current operations and our ability to further invest in our products and new technology. The ability to raise additional financing depends on numerous factors that are outside of our control, including macroeconomic factors such as the impact of inflation, the ongoing conflict in the Ukraine, market conditions, the health of financial institutions (including the recent bankruptcy of certain regional banks and related impacts that have occurred and continue to occur in the banking industry), investors' and lenders' assessments of our prospects and the prospects of the solar industry in general.

Use of estimates

Preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported revenue and expenses during the period. Estimates are used for calculating the measure of progress of our solar tracker projects and deriving the standalone selling prices of the individual performance obligations when determining amounts to recognize for revenue, estimating allowances for credit losses and slow-moving and obsolete inventory, determining useful lives of long-lived assets and the estimated fair value of those assets for impairment assessments, and estimating the fair value of investments, stock compensation awards, warranty liabilities and federal and state taxes, including tax valuation allowances, as well as other contingencies. We base our estimates on historical experience and anticipated results, trends, and various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. Actual results could differ from those estimates due to risks and uncertainties.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and accounts receivable.

We regularly maintain cash balances with various financial institutions that exceed federally insured amounts, but we have experienced no losses associated with these amounts to date. We also took action in early 2023 to reallocate cash balances between different financial institutions based on our assessment as to the financial health of certain institutions.

We extend credit to customers in the normal course of business, often without requiring collateral. We also perform credit analyses and monitor the financial health of our customers to reduce credit risk.

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

Revenue recognition

Product revenue is derived from the sale of solar tracker systems and customized components for those systems, individual part sales for certain specific transactions and the sale of term-based software licenses. Term-based licensed software is deployed on the customers’ own servers and has significant standalone functionality.

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

The revenue for shipping and handling services will be recognized over time based on progress in meeting shipping terms of the arrangements, as this faithfully depicts the Company’s performance in transferring control. Revenue for stand-alone engineering consulting and pile testing services is recognized at a point in time upon completion of the services performed.

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

We use the expected cost-plus margin approach based on hardware, labor, and related overhead cost to estimate the standalone selling price of our solar tracker systems, customized components of those systems, and individual parts for certain specific transactions. We also use the expected cost-plus margin approach based on expected third-party shipping and transportation costs to estimate the standalone selling price of our shipping, handling and logistics performance obligations. We use the adjusted market assessment approach for all other performance obligations.

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

Contract assets and liabilities: The timing of revenue recognition, billing, and cash collection results in the recognition of accounts receivable, unbilled receivables for revenue recognized in excess of billings, and deferred revenue in the condensed consolidated balance sheets. We may receive advances or deposits from our customers before revenue is recognized, resulting in contract liabilities, which are reflected as “deferred revenue” in our condensed consolidated balance sheets. Revenue recognized during the three and six months ended June 30, 2023 from amounts included in deferred revenue at December 31, 2022 totaled $1.7 million and $9.3 million, respectively.

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

3. Equity method investment

On February 9, 2023, we entered into a limited liability company agreement (the "LLC Agreement") with Taihua New Energy (Thailand) Co., LTD ("Taihua"), a leading steel fabricator and an existing vendor, and DAYV LLC, for the creation of Alpha Steel LLC ("Alpha Steel"), a Delaware limited liability company dedicated to producing steel components, including torque tubes, for utility-scale solar projects. The Alpha Steel facility, which will be located outside of Houston in Sealy, Texas, is expected to begin commercial production in the third quarter of 2023.

Alpha Steel is intended to enhance our domestic supply chain, our ability to support our customers and the growth of the U.S. solar market, with domestic manufacturing utilizing U.S. steel. We have a 45% interest in Alpha Steel, which is accounted for under the equity method of accounting. Taihua has a 51% interest in Alpha Steel and DAYV LLC, an entity owned by members of the Board of Managers of Alpha Steel and a related party with the parent company of Taihua, has a 4% interest in Alpha Steel. The Chief Executive Officer of Taihua is the General Manager of Alpha Steel. We have equal voting representation with Taihua and DAYV LLC, combined, on Alpha Steel's Board of Managers which will be responsible, through majority vote, for making certain "major decisions" involving Alpha Steel, as specified in the LLC Agreement, including, among other things, approval of an annual business plan.

As of June 30, 2023, we made a required initial capital contribution to Alpha Steel of $0.9 million. Pursuant to the LLC Agreement, we could be required to make up to $2.6 million in additional capital contributions as Alpha Steel nears or begins commercial production. Alpha Steel had no operating revenues during the three and six months ended June 30, 2023.

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

4. ATM program

On September 14, 2022, we filed a prospectus supplement under which we may from time to time, in one or more transactions, offer and sell newly issued shares of our common stock having an aggregate offering price of up to $100 million, to or through Credit Suisse Securities (USA) LLC ("Credit Suisse"), as our sales agent, in "at the money" offerings (the "ATM program"). We have and intend to continue to use the net proceeds from this offering for general corporate purposes, including working capital and operating expenses. We may also use a portion of such proceeds to acquire or invest in businesses, products, services or technologies; however, we do not have binding agreements or commitments for any material acquisitions or investments at this time.

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

Under the ATM program, we sold 6,589,000 and 9,272,000 shares of newly issued common stock valued at $17.9 million and $24.4 million, respectively (receiving proceeds, net of commissions and fees, of approximately $17.3 million and $23.6 million, respectively), during the three and six months ended June 30, 2023. This included approximately $3.1 million in value for shares sold but not yet settled as of June 30, 2023 (approximately $3.0 million, net of commissions and fees). As of June 30, 2023, approximately $75.6 million of capacity remained for future sales of our common stock under the ATM program.

5. Accounts receivable, net

Accounts receivable consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Trade receivables	$41,898	$35,367
Revenue recognized in excess of billings	26,103	14,844
Other receivables	3,114	25
Total	71,115	50,236
Allowance for credit losses	(1,387)	(1,184)
Accounts receivable, net	$69,728	$49,052

Included in total receivables above are amounts billed under retainage provisions totaling $1.8 million and $3.7 million as of June 30, 2023 and December 31, 2022, respectively, which are due within the upcoming year.

6. Inventories, net

Inventories consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Finished goods	$6,833	$16,269
Allowance for slow-moving and obsolete inventory	(788)	(1,320)
Total	$6,045	$14,949

7. Prepaid and other current assets

Prepaid and other current assets consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Vendor deposits	$4,630	$5,085
Prepaid expenses	3,836	3,544
Prepaid taxes	217	163
Deferred cost of revenue	404	—
Surety collateral	13	107
Other current assets	1,176	1,405
Total	$10,276	$10,304

8. Leases

We lease office and warehouse space in various locations, including our corporate headquarters in Austin, Texas. Additionally, we lease space for an applications laboratory in Austin, Texas and have a membership in a collaborative research facility in Colorado. During the three and six months ended June 30, 2023, we also leased space (i) in Sequin, Texas for a research and development facility that we expect to begin using in the third quarter of 2023 as a replacement for the collaborative research facility in Colorado, (ii) for new offices in

India and South Africa and (iii) for employee housing in Australia. All of our manufacturing is outsourced to contract manufacturing partners, and we currently do not own or lease any manufacturing facilities.

Our lease expense consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Operating lease cost	$268	$186	$497	$384
Short-term lease cost	110	95	202	210
Total lease cost	$378	$281	$699	$594

Reported in:
Cost of revenue	$250	$165	$465	$358
Research and development	11	14	26	22
Selling and marketing	23	13	38	13
General and administrative	94	89	170	201
Total lease cost	$378	$281	$699	$594

Future remaining operating lease payment obligations were as follows:

(in thousands)	June 30, 2023
Remainder of 2023	$437
2024	818
2025	755
2026	219
2027	192
Thereafter	16
Total lease payments	2,437
Less: imputed interest	(141)
Present value of operating lease liabilities	$2,296

Current portion of operating lease liability	$799
Operating lease liability, net of current portion	1,497
Present value of operating lease liabilities	$2,296

9. Property and equipment, net

Property and equipment consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Leasehold improvements	$22	$22
Field equipment	1,078	1,078
Information technology equipment	406	355
Tooling	851	824
Capitalized software	367	250
Total	2,724	2,529
Accumulated depreciation	(1,216)	(827)
Property and equipment, net	$1,508	$1,702

Depreciation expense recognized for the three and six months ended June 30, 2023, totaled $0.2 million and $0.4 million, respectively.

10. Intangible assets, net and goodwill

Intangible assets consisted of the following:

(in thousands)	Estimated Useful Lives (Years)	June 30, 2023	December 31, 2022
Developed technology	2.5 - 3.0	$2,520	$2,591
Total		2,520	2,591
Accumulated amortization		(1,728)	(1,478)
Intangible assets, net		$792	$1,113

Amortization expense recognized for the three and six months ended June 30, 2023, totaled $0.1 million and $0.3 million, respectively.

During the six months ended June 30, 2023, activity in our goodwill balance was as follows:

(in thousands)	Six months ended June 30, 2023
Balance at December 31, 2022	$7,538
Translation	(365)
Balance at June 30, 2023	$7,173

11. Debt

On April 30, 2021, we entered into an agreement for our Credit Facility with various lenders, including Barclays Bank PLC, as issuing lender, the swingline lender and as administrative agent (the "Credit Facility Agreement") providing aggregate commitments of up to $100.0 million. We have not made any draws on our Credit Facility as of June 30, 2023. However, as of June 30, 2023, we had $2.0 million in letters of credit outstanding that reduced our available borrowing capacity to approximately $98.0 million.

On June 7, 2023, we entered into Amendment No. 3 to our Credit Facility Agreement with Barclays Bank PLC, pursuant to the occurrence of an Early Opt-in Election, to replace USD LIBOR with the secured overnight financing rate (SOFR) as the benchmark rate for future term loans (“Term SOFR”) under the Credit Facility Agreement. No other material changes were made to the Credit Facility Agreement as part of this amendment.

We are required to maintain a liquidity level (defined as unrestricted cash and cash equivalents plus the available borrowing capacity under the Credit Facility) of no less than $125.0 million at each quarter end in order to utilize the Credit Facility. As of June 30, 2023, we were over the required minimum liquidity level thus allowing us to continue to access our Credit Facility up to the available borrowing capacity, pending the measurement of our liquidity level again at the end of the next fiscal quarter.

12. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	June 30, 2023	December 31, 2022
Accrued cost of revenue	$8,617	$13,198
Accrued compensation	214	4,688
Other accrued expenses	3,417	6,010
Total accrued expenses	$12,248	$23,896

Warranty reserves	$7,791	$8,004
Current portion of operating lease liability	799	417
Non-federal tax obligations	185	463
Total other current liabilities	$8,775	$8,884

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

Activity by period in the Company's warranty accruals was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Balance at beginning of period	$12,557	$9,236	$12,426	$9,346
Warranties issued during the period(a)	1,309	3,668	2,852	4,184
Settlements made during the period	(1,234)	(959)	(2,337)	(1,380)
Changes in liability for pre-existing warranties	(551)	(501)	(860)	(706)
Balance at end of period	$12,081	$11,444	$12,081	$11,444

Warranty accruals are reported in:
Other current liabilities	$7,791	$6,290	$7,791	$6,290
Other non-current liabilities	4,290	5,154	4,290	5,154
Balance at end of period	$12,081	$11,444	$12,081	$11,444
(a) - Inclusive of accruals for expected remediation activities

13. Income taxes

For the three months ended June 30, 2023 and 2022 we recorded income tax benefit of $0.12 million and income tax expense of $0.09 million respectively. For the six months ended June 30, 2023 and 2022, we recorded income tax expense of $0.01 million and $0.17 million, respectively. These amounts for each period were lower than the statutory rate of 21%, primarily due to a valuation allowance established against the U.S. deferred tax assets.

We have had no material change in our unrecognized tax benefits since December 31, 2022. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of June 30, 2023 and December 31, 2022, we had no accrued interest or penalties related to unrecognized tax benefits.

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

In March of 2023, CBP issued notices of tariff assessment that indicated a determination of action taken at the Import Specialist level with respect to merchandise imported from Thailand under entry number 004-1058562-5 (the “625 Assessment”) and entry number 004-1063793-9 (the “939 Assessment”, and collectively with the 625 Assessment, the “CBP Assessments”). The CBP Assessments relate to certain torque beams that are used in our Voyager+ product that were imported in 2022. The CBP Assessments assert that Section 301 China tariffs, Section 232 steel & aluminum tariffs, and antidumping and countervailing duties apply to the merchandise. Based on correspondence received to date from CBP and our calculations based on applicable duty and tariff rates, the 939 Assessment is currently for approximately $7.56 million, and the 625 Assessment is currently for approximately $2.11 million.

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

We are in communication with CBP about the facts involved in an effort to resolve these matters expeditiously and amicably. CBP has legally finalized the 625 Assessment, which is likely to require that we file an administrative protest to challenge the amounts assessed. The 939 Assessment remains “suspended,” which allows the Company to work with CBP to resolve the matter without a formal protest, which we are pursuing. Based on the above, and under the relevant accounting guidance related to loss contingencies, we have made no accrual for the amounts claimed by CBP as of June 30, 2023, as we do not consider these amounts to be a probable obligation, as such term is defined and interpreted under the relevant accounting guidance, for us at this time. However, because matters of this nature are subject to inherent uncertainties, and unfavorable rulings or developments, including future assessments of additional duties or tariffs owed in respect of other shipments or other materials beyond what is presently included in the CBP Assessments, could occur despite our belief that the tariffs and duties asserted are incorrect, there can be no certainty that the Company may not ultimately incur charges that are not currently recorded as liabilities. Since the outcome of these matters cannot be predicted with certainty, the costs associated with them could have a material adverse effect on our consolidated results of operations, financial position, or liquidity.

15. Stock-based compensation

Stock compensation expense for each period was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Cost of revenue	$316	$1,059	$1,132	$1,368
Research and development	115	459	364	647
Selling and marketing	271	502	655	1,032
General and administrative	2,260	1,118	5,701	4,701
Total stock compensation expense	$2,962	$3,138	$7,852	$7,748

16. Related party transactions

We have engaged Ayna.AI LLC (as successor in interest to Fernweh Engaged Operator Company LLC) (“Ayna”) to support us with improvements to our processes and performance in various areas including design, sourcing, logistics, pricing, software and standard configuration. The consideration for such engagement is a combination of cash and stock options, including options that vest over time, as well as options with vesting tied to certain performance metrics. The foregoing engagement constitutes a related party transaction as South Lake One LLC, an entity affiliated with Isidoro Quiroga Cortés, a member of our board of directors, and a holder of more than 5% of our outstanding capital stock, is an investor in Ayna. In addition, Discrimen LLC is an investor in Ayna, and Isidoro Quiroga Cortés is affiliated with that entity. Isidoro Quiroga Cortés is also on the board or directors of Ayna. For the three and six months ended June 30, 2023, we incurred $0.5 million and $1.4 million, respectively, of general and administrative expense associated with our engagement of Ayna. Cash payments to Ayna during the three and six months ended June 30, 2023, totaled $0.8 million and $1.7 million, respectively. During the three and six months ended June 30, 2022, we incurred $0.9 million and $2.1 million, respectively, of general and administrative expenses and made cash payments totaling $1.7 million.

17. Net loss per share

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net loss (in thousands)	$(10,414)	$(25,683)	$(22,176)	$(53,476)
Weighted average shares outstanding for calculating basic and diluted loss per share	112,669,296	100,321,943	109,632,336	99,752,707
Basic and diluted loss per share	$(0.09)	$(0.26)	$(0.20)	$(0.54)

For purposes of computing diluted loss per share, weighted average common shares outstanding do not include potentially dilutive securities that are anti-dilutive, as shown below.

	For the three and six months ended June 30,
	2023	2022
Anti-dilutive securities excluded from calculating dilutive loss per share:
Shares of common stock issuable under stock option plans outstanding	6,505,638	8,151,733
Shares of common stock issuable upon vesting of RSUs	9,124,189	7,818,475
Potential common shares excluded from diluted net loss per share calculation	15,629,827	15,970,208

18. Subsequent events

Effective July 5, 2023, we agreed to acquire 312,500 shares of our outstanding common stock held by ARC Family Trust, a related party and greater than 10% shareholder, for no monetary consideration. The acquired shares were then retired. The ARC Family Trust was established by Mr. Ahmad Chatila, a member of our Board of Directors, for the benefit of certain members of his family. Mr. Shaker Sadasivam, the Chairman of our Board of Directors, is the trustee of the ARC Family Trust.

Concurrent with the transaction described above and with the approval of our Board of Directors, we issued 250,000 RSUs to Mr. Tony Alvarez, who was appointed as our Board Observer, effective July 5, 2023, and 62,500 RSUs to Mr. William Aldeen "Dean" Priddy, Jr., a member of our Board of Directors and Chairman of the Audit Committee of the Board. Both RSU grants will vest upon the one-year anniversary of the date of grant. The RSU grants were able to be made at zero dilution to the Company as a result of the concurrent acquisition for no monetary consideration and retirement of the same number of shares of common stock from ARC Family Trust, as described above.

In addition, we entered into amendment no. 1 to the Alpha Steel LLC Agreement with Taihua and DAYV LLC on July 28, 2023, to allow for members at their option, and with the approval of the Board of Managers, to make payments in respect of Alpha Steel’s contractual obligations in the event that Alpha Steel does not or is not able to make such payments from its own resources (“Credit Support Payments”). Any such Credit Support Payments will be treated as capital contributions by the members to Alpha Steel, with any member funding more than its ratable share of Credit Support Payments being deemed to have loaned such excess to each underfunding member at the U.S. prime rate plus 2%.

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

This discussion and analysis of our financial condition and results of operations contain the presentation of Adjusted EBITDA, Adjusted Net Loss and Adjusted EPS, which are not presented in accordance with U.S. GAAP. Adjusted EBITDA, Adjusted Net Loss and Adjusted EPS are being presented because they provide the Company and readers of this Form 10-Q with additional insight into our operational performance relative to earlier periods and relative to our competitors. We do not intend Adjusted EBITDA, Adjusted Net Loss and Adjusted EPS to be substitutes for any U.S. GAAP financial information. Readers of this Form 10-Q should use Adjusted EBITDA Adjusted Net Loss and Adjusted EPS only in conjunction with Net Loss and Net Loss per Share, the most comparable U.S. GAAP financial measures. Reconciliations of Adjusted EBITDA, Adjusted Net Loss and Adjusted EPS to Net Loss and Net Loss per Share, the most comparable U.S. GAAP measures, are provided in "Non-GAAP Financial Measures" below.

Overview

FTC Solar, Inc. (the “Company”, “we”, “our”, or “us”) was founded in 2017 and is incorporated in the state of Delaware. In April 2021, we completed an initial public offering ("IPO") and our common stock began trading on the Nasdaq Global Market under the symbol “FTCI”.

We are a global provider of solar tracker systems, supported by proprietary software and value-added engineering services. Solar tracker systems move solar panels throughout the day to maintain an optimal orientation relative to the sun, thereby increasing the amount of solar energy produced at a solar installation. Our primary tracker system is currently marketed under the Voyager brand name (“Voyager”), which is our two-panel in-portrait ("2P") single-axis tracker solution. In September 2022, we announced the introduction of Pioneer, our new one module-in-portrait ("1P") solar tracker solution. We also launched a new mounting solution to support the installation and use of U.S.-manufactured thin-film modules by project owners. In addition, we have a team of renewable energy professionals available to assist our U.S. and worldwide clients in site layout, structural design, pile testing and other needs across the solar project development and construction cycle. The Company is headquartered in Austin, Texas, and has international subsidiaries in Australia, China, India and South Africa.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups (JOBS) Act. Under the JOBS Act, we elected to use the allowed extended transition period to delay adopting new or revised accounting standards until such time as those standards apply to private companies.

Key Factors Affecting Our Performance

Government Regulations. Changes in the U.S. trade environment, including the imposition of import tariffs, AD/CVD investigations and the UFLPA, which became effective in June 2022, can have an impact on the timing of developer projects. The UFLPA resulted in new rules for module importers and reviews by CBP. There is currently uncertainty in the market around achieving full compliance with UFLPA, whether related to sufficient traceability of materials or other factors. Escalating trade tensions, particularly between the United States and China, have led to increased tariffs and trade restrictions, including tariffs applicable to certain raw materials and components for our products. We have taken measures with the intention of mitigating the effect of tariffs and the impact of AD/CVD and UFLPA on our business by reducing our reliance on China and enhancing our U.S.-based supply chain, including through our investment in Alpha Steel, as described further in Note 3, "Equity method investment" in Part I, Item 1 of this Form 10-Q. In 2019, 90% of our supply chain was sourced from China. As of June 30, 2023, we have qualified suppliers outside of China for certain of our commodities and we continue to work to reduce the extent to which our supply chain for U.S.-based projects is subject to existing tariffs. We have entered into partnerships with manufacturers in the United States, Mexico, Canada, Spain, Brazil, Turkey, Saudi Arabia, India, Thailand, Vietnam and Korea to diversify our supply chain and optimize costs. On June 6, 2022, President Biden issued a proclamation allowing U.S. solar deployers to import solar modules and cells from Cambodia, Malaysia, Thailand and Vietnam free from certain duties for 24 months, along with other incentives designed to accelerate U.S. domestic production of clean energy technologies.

The most notable incentive program impacting our U.S. business has been the ITC for solar energy projects, which allows taxpayers to offset their U.S. federal income tax liability by a certain percentage of their cost basis in solar energy systems placed in service for commercial use. The Inflation Reduction Act of 2022, passed by the U.S. Congress and signed into law by President Biden on August 16, 2022, expanded and extended the tax credits and other tax benefits available to solar energy projects and the solar energy supply chain. ITCs have been extended for such projects through at least 2032 and, depending on the location of a particular project and its ability to satisfy certain labor and domestic content requirements, the ITC percentage can range between 30% and 50%. U.S. manufacturers of specific solar components are now eligible to claim production tax credits as an alternative to the ITC. Implementing regulations for this law are still being finalized. We believe this law will bolster and extend future demand for our products in the United States, however as the implementing regulations for this law are not completely finalized, this creates uncertainty about the extent of its impact on our Company and the solar energy industry.

Disruptions in Transportation and Supply Chain. Our costs are affected by the costs of certain components and materials, such as costs including steel, motors and micro-chips, as well as transportation costs. Current market conditions and international conflicts that constrain the supply of materials and disrupt the flow of materials from international vendors impact the cost of our products and services, along with overall rates of inflation in the global economy, which have been higher than pre-COVID 19 pandemic historical rates. Transportation costs, including ocean freight and U.S. domestic haul rates, increased at the beginning of the COVID-19 pandemic but have since returned to pre-pandemic rates. Domestic fuel prices, however, continue to be slightly elevated compared to pre-pandemic rates. Additionally, COVID-19 shutdowns in China during 2022 created a backlog of exports and increased demand for container shipments from China, but such shutdowns have since been eased by the Chinese government. These cost increases and decreases impact our operating margins. We have taken steps to expand and diversify our manufacturing partnerships and have adjusted our modes of transportation to mitigate the impact of headwinds that arise in the global supply chain and logistics markets. As an example, we have modified our ocean freight from previously using charter shipments to now using containerized shipments as costs in the container market began to decrease in 2022. We continue to monitor the logistics markets and will continue to evaluate our use of various modes of transportation when warranted to optimize our transportation costs. Additionally, in February 2022, we contracted with a related-party consulting firm to support us in making ongoing improvements to our processes and performance in various areas, including design, sourcing, logistics, pricing, software and our distributed generation business. Further information may be found in Note 16, "Related party transactions" in Part 1, Item 1 of this Form 10-Q with regard to the related-party consulting firm. We intend to maintain a sharp focus on our design-to-value initiative to continue to improve margins by reducing manufacturing and material costs of our products.

Megawatts ("MW") Produced and MW Shipped and Average Selling Price ("ASP"). The primary operating metrics we use to evaluate our sales performance and to track market acceptance of our products are the change in quantity of MW produced and MW shipped from period to period. MW are measured for each individual project and are calculated based on the expected output of that project once installed and fully operational. We also utilize metrics related to price and cost of goods sold per watt, including the change in ASP from period to period and cost per watt. ASP is calculated by dividing product and service revenue by total watts produced or shipped and product and service cost per watt is calculated by dividing product or service costs of goods sold by total watts. These metrics enable us to evaluate trends in pricing, manufacturing and logistics costs and profitability. Events such as the COVID-19 pandemic, global inflation rates and international conflicts have in the past impacted and may continue to impact the U.S. economy, global supply chains, and our business. These impacts can cause significant shipping delays and cost increases, as well as offsetting ASP increases, and also raise the price of inputs like steel and logistics, affecting our cost per watt.

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

Non-GAAP Financial Measures

Adjusted EBITDA, adjusted net loss and adjusted earnings per share ("EPS")

We utilize Adjusted EBITDA, Adjusted Net Loss, and Adjusted EPS as supplemental measures of our performance. We define Adjusted EBITDA as net loss plus (i) provision (benefit) for income taxes, (ii) interest expense, net, (iii) depreciation expense, (iv) amortization of intangibles, (v) stock-based compensation and (vi) non-routine legal fees, certain severance and other costs (credits). We also deduct the contingent gains from the disposal of our investment in unconsolidated subsidiary from net loss in arriving at Adjusted EBITDA. We define Adjusted Net Loss as net loss plus (i) amortization of debt issue costs and intangibles, (ii) stock-based compensation, (iii) non-routine legal fees, severance and certain other costs (credits), and (iv) the income tax expense (benefit) of those adjustments, if any. We also deduct the contingent gains from the disposal of our investment in unconsolidated subsidiary in arriving at Adjusted Net Loss. Adjusted EPS is defined as Adjusted Net Loss on a per share basis using our weighted average diluted shares outstanding.

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

	Three months ended June 30,
	2023		2022
(in thousands, except shares and per share data)	Adjusted EBITDA	Adjusted Net Loss	Adjusted EBITDA	Adjusted Net Loss
Net loss per U.S. GAAP	$(10,414)	$(10,414)	$(25,683)	$(25,683)
Reconciling items -
Provision for income taxes	(122)	—	90	—
Interest expense, net	28	—	427	—
Amortization of debt issue costs in interest expense	—	178	—	176
Depreciation expense	196	—	144	—
Amortization of intangibles	136	136	—	—
Stock-based compensation	2,962	2,962	3,138	3,138
Non-routine legal fees(a)	(25)	(25)	3,822	3,822
Severance(b)	—	—	111	111
Other costs(c)	—	—	210	210
Adjusted Non-GAAP amounts	$(7,239)	$(7,163)	$(17,741)	$(18,226)

U.S. GAAP net loss per share:
Diluted	N/A	$(0.09)	N/A	$(0.26)

Adjusted Non-GAAP net loss per share (Adjusted EPS):
Diluted	N/A	$(0.06)	N/A	$(0.18)

Weighted-average common shares outstanding:
Diluted	N/A	112,669,296	N/A	100,321,943

(a) Non-routine legal fees represent legal fees and other costs incurred for matters that were not ordinary or routine to the operations of the business.

(b) Severance costs were incurred in 2022 related to agreements with certain executives due to restructuring changes.

(c) Other costs in 2022 include shareholder follow on registration costs pursuant to our IPO and acquisition related costs.

	Six months ended June 30,
	2023		2022
(in thousands, except shares and per share data)	Adjusted EBITDA	Adjusted Net Loss	Adjusted EBITDA	Adjusted Net Loss
Net loss per U.S. GAAP	$(22,176)	$(22,176)	$(53,476)	$(53,476)
Reconciling items -
Provision (benefit) for income taxes	9	—	166	—
Interest expense, net	86	—	722	—
Amortization of debt issue costs in interest expense	—	355	—	349
Depreciation expense	390	—	265	—
Amortization of intangibles	276	276	—	—
Stock-based compensation	7,852	7,852	7,748	7,748
Gain from disposal of investment in unconsolidated subsidiary(a)	(898)	(898)	(337)	(337)
Non-routine legal fees(b)	83	83	4,900	4,900
Severance(c)	(13)	(13)	726	726
Other costs(d)	—	—	1,580	1,580
Adjusted Non-GAAP amounts	$(14,391)	$(14,521)	$(37,706)	$(38,510)

U.S. GAAP net loss per share:
Diluted	N/A	$(0.20)	N/A	$(0.54)

Adjusted Non-GAAP net loss per share (Adjusted EPS):
Diluted	N/A	$(0.13)	N/A	$(0.39)

Weighted-average common shares outstanding:
Diluted	N/A	109,632,336	N/A	99,752,707

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

(d) Other costs in 2022 include certain costs attributable to accelerated vesting of stock-based compensation awards resulting from our IPO, shareholder follow on registration costs pursuant to our IPO and acquisition related costs.

Key Components of Our Results of Operations

The following discussion describes certain line items in our condensed consolidated statements of comprehensive loss.

Revenue

Revenue from the sale of our solar tracker systems and customized components of those systems is recognized over time, as work progresses, utilizing an input measure of progress determined by cost incurred to date relative to total expected cost on these projects to correlate with our performance in transferring control over the tracker systems and their components. Revenue from the sale of individual parts is recognized at a point in time as and when control transfers based on the terms of the contract. Revenue from sale of term-based software licenses is recognized upon transfer of control to the customer. Revenue for shipping and handling services is recognized over time based on progress in meeting shipping terms of the arrangements. Revenue for stand-alone engineering consulting and pile testing services is recognized at a point in time upon completion of the services performed. Subscription revenue, which is derived from our subscription-based enterprise licensing model, and support revenue, which is derived from ongoing security updates and maintenance, are generally recognized on a straight-line basis over the term of the contract.

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

The vast majority of our revenue in the periods presented was attributable to sales in the United States and Australia. Our revenue growth is dependent on continued growth in the number of solar tracker projects and engineering services we win in competitive bidding processes and growth in our software sales each year, as well as our ability to increase our market share in each of the geographies in which we currently compete, expand our global footprint to new emerging markets, grow our sources of production to meet demand and continue to develop and introduce new and innovative products that address the changing technology and performance requirements of our customers, among other things.

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

We have made changes to our headcount in recent years as we initially scaled up our business and, more recently, made adjustments at the end of 2022 in response to current market conditions. Our gross profit may vary period-to-period due to changes in our headcount, ASP, product costs, product mix, customer mix, geographical mix, shipping methods, warranty costs and seasonality.

Operating expenses

Operating expenses consist of research and development expenses, selling and marketing expenses and general and administrative expenses. Personnel-related costs are the most significant component of our operating expenses and include salaries, benefits, bonuses, commissions and stock-based compensation expenses.

While we froze non-essential hiring during the latter part of 2022, in response to regulatory issues that were negatively impacting solar project activity levels, and implemented a reduction in workforce of approximately 8% of our employee base at the end of 2022, we have selectively resumed hiring new employees as needed to support our future expected growth and in response to current and expected turnover. In addition, our operating costs have been impacted by (i) our level of research activities to originate, develop and enhance our products, (ii) our sales and marketing efforts as we expand our development activities in other parts of the world, and (iii) variations in legal and professional fees, compliance costs, insurance, facility costs and other costs associated with strategic changes in response to changing market conditions and other matters.

Results of Operations - Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

	Three months ended June 30,
	2023		2022
(in thousands, except percentages)	Amounts	Percentage of revenue	Amounts	Percentage of revenue
Revenue:
Product	$21,074	65.1%	$9,166	29.8%
Service	11,285	34.9%	21,555	70.2%
Total revenue	32,359	100.0%	30,721	100.0%
Cost of revenue:
Product	19,152	59.2%	16,426	53.5%
Service	11,006	34.0%	20,807	67.7%
Total cost of revenue	30,158	93.2%	37,233	121.2%
Gross profit (loss)	2,201	6.8%	(6,512)	(21.2%)
Operating expenses
Research and development	1,873	5.8%	2,711	8.8%
Selling and marketing	1,852	5.7%	2,927	9.5%
General and administrative	8,843	27.3%	13,089	42.6%
Total operating expenses	12,568	38.8%	18,727	61.0%
Loss from operations	(10,367)	(32.0%)	(25,239)	(82.2%)
Interest expense, net	(28)	(0.1%)	(427)	(1.4%)
Other income (expense)	(141)	(0.4%)	73	0.2%
Loss before income taxes	(10,536)	(32.6%)	(25,593)	(83.3%)
(Provision) benefit for income taxes	122	0.4%	(90)	(0.3%)
Net loss	$(10,414)	(32.2%)	$(25,683)	(83.6%)

Revenue

We generate our revenue in two streams – Product revenue and Service revenue. Product revenue is derived from the sale of solar tracker systems and customized components for those systems, individual part sales for certain specific transactions and the sale of term-based software licenses. Service revenue includes revenue from shipping and handling services, engineering consulting and pile testing services, our subscription-based enterprise licensing model and maintenance and support services in connection with the term-based software licenses.

	Three months ended June 30,
(in thousands)	2023	2022	$ Change	% Change
Product	$21,074	$9,166	$11,908	129.9%
Service	11,285	21,555	(10,270)	(47.6)%
Total revenue	$32,359	$30,721	$1,638	5.3%

Product revenue

The increase in product revenue for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, was primarily due to an increase of 133% in the amount of megawatts produced as activity during the three months ended June 30, 2022, was adversely impacted by regulatory issues involving the Solar Circumvention Investigation and the UFLPA. Partially offsetting the volume increase was a decrease of 1% in ASP.

Service revenue

The decrease in service revenue for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, primarily resulted from a decrease of 31% in the amount of MW delivered as a result of timing of project manufacturing completions, as well as a decrease of 24% in ASP as pricing has moderated in relation to lower transportation costs as compared to the three months ended June 30, 2022.

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

Gross profit may vary from period-to-period and is primarily affected by our ASP, product costs, timing of tracker production and delivery, customer mix, geographical mix, shipping method, logistics costs, warranty costs, indirect cost control efforts and seasonality.

	Three months ended June 30,
(in thousands)	2023	2022	$ Change	% Change
Product	$19,152	$16,426	$2,726	16.6%
Service	11,006	20,807	(9,801)	(47.1)%
Total cost of revenue	$30,158	$37,233	$(7,075)	(19.0)%
Gross profit (loss)	$2,201	$(6,512)	$8,713	(133.8)%
Gross profit (loss) percentage of revenue	6.8%	(21.2%)

The decrease in cost of revenue for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, was primarily driven by a decrease of 31% in shipping and logistics activity. While there was an increase of 133% in MW produced, the cost per MW produced decreased 50% as a result of lower direct and warranty costs, as well as reduced overhead spending due to cost control efforts and reduced headcount during much of the period.

Our gross profit (loss) percentage of revenue for the three months ended June 30, 2023 was a positive 6.8%, as compared to negative 21.2% for the three months ended June 30, 2022.

We had positive gross margin for the three months ended June 30, 2023 largely due to lower direct and indirect product costs resulting from our design to value efforts and higher production activity.

We had a gross margin loss for the three months ended June 30, 2022 as production volumes were not sufficient to cover certain relatively fixed overhead costs.

Research and development

Research and development expenses consist primarily of salaries, employee benefits, stock-based compensation expense and travel expense related to our engineers performing research and development activities to originate, develop and enhance our products. Additional expenses include consulting charges, component purchases and other costs for performing research and development on our software products.

	Three months ended June 30,
(in thousands)	2023	2022	$ Change	% Change
Research and development	$1,873	$2,711	$(838)	(30.9%)

The decrease in research and development expenses for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, was primarily attributable to (i) lower third-party spending on lab activity and materials of $0.4 million, (ii) lower stock-based compensation costs of $0.3 million and, (iii) lower payroll-related costs of $0.1 million as a result of decreased headcount. Research and development expenses as a percentage of revenue were 5.8% for the three months ended June 30, 2023, as compared to 8.8% for the three months ended June 30, 2022.

Selling and marketing

Selling and marketing expenses consist primarily of salaries, employee benefits, stock-based compensation expense and travel expense related to our sales and marketing and business development personnel. Additionally, selling and marketing expenses include costs associated with professional fees and support charges for software subscriptions and licenses, trade shows and conventions.

	Three months ended June 30,
(in thousands)	2023	2022	$ Change	% Change
Selling and marketing	$1,852	$2,927	$(1,075)	(36.7%)

The decrease in selling and marketing expenses for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, was primarily attributable to lower provisions for credit losses of $1.0 million related mainly to a charge associated with a specific customer account during the three months ended June 30, 2022. Selling and marketing costs as a percentage of revenue were 5.7% for the three months ended June 30, 2023, compared to 9.5% for the three months ended June 30, 2022.

General and administrative

General and administrative expenses consist primarily of salaries, employee benefits, stock-based compensation expense and travel expense related to our executives, finance team, and administrative employees. It also consists of legal, consulting, and professional fees, rent and lease expense pertaining to our headquarters and international offices, business insurance costs and certain other costs.

	Three months ended June 30,
(in thousands)	2023	2022	$ Change	% Change
General and administrative	$8,843	$13,089	$(4,246)	(32.4%)

The decrease in general and administrative expenses for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, was primarily attributable to (i) $4.3 million of lower professional service fees and legal settlement costs, primarily related to our December 2022 settlement of an outstanding legal matter which eliminated a large amount of legal fees and costs during the three months ended June 30, 2023 and (ii) $0.8 million of lower payroll-related costs due mainly to lower headcount. These decreases were partially offset by $1.1 million of higher stock-based compensation expense. General and administrative expenses as a percentage of revenue were 27.3% for the three months ended June 30, 2023, compared to 42.6% for the three months ended June 30, 2022.

Interest expense, net

	Three months ended June 30,
(in thousands)	2023	2022	$ Change	% Change
Interest expense, net	$28	$427	$(399)	(93.4)%

Interest expense totaled approximately $0.3 million and nearly $0.5 million during the three months ended June 30, 2023 and 2022, respectively, and primarily consisted of commitment fees on the Credit Facility, along with associated debt issue cost amortization. Interest income earned on our cash equivalents was approximately $0.3 million during the three months ended June 30, 2023. The amount of interest income for the three months ended June 30, 2022 was not significant.

Results of Operations - Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

	Six months ended June 30,
	2023		2022
(in thousands, except percentages)	Amounts	Percentage of revenue	Amounts	Percentage of revenue
Revenue:
Product	$53,653	73.2%	$40,134	50.0%
Service	19,600	26.8%	40,140	50.0%
Total revenue	73,253	100.0%	80,274	100.0%
Cost of revenue:
Product	50,919	69.5%	51,389	64.0%
Service	18,098	24.7%	44,684	55.7%
Total cost of revenue	69,017	94.2%	96,073	119.7%
Gross profit (loss)	4,236	5.8%	(15,799)	(19.7%)
Operating expenses
Research and development	3,795	5.2%	5,412	6.7%
Selling and marketing	3,563	4.9%	4,899	6.1%
General and administrative	19,642	26.8%	26,907	33.5%
Total operating expenses	27,000	36.9%	37,218	46.4%
Loss from operations	(22,764)	(31.1%)	(53,017)	(66.0%)
Interest expense, net	(86)	(0.1%)	(722)	(0.9%)
Gain from disposal of investment in unconsolidated subsidiary	898	1.2%	337	0.4%
Other income (expense), net	(215)	(0.3%)	92	0.1%
Loss before income taxes	(22,167)	(30.3%)	(53,310)	(66.4%)
Provision for income taxes	(9)	0.0%	(166)	(0.2%)
Net loss	$(22,176)	(30.3%)	$(53,476)	(66.6%)

Revenue

	Six months ended June 30,
(in thousands)	2023	2022	$ Change	% Change
Product	$53,653	$40,134	$13,519	33.7%
Service	19,600	40,140	(20,540)	(51.2)%
Total revenue	$73,253	$80,274	$(7,021)	(8.7)%

Product revenue

The increase in product revenue for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, was primarily due to (i) an increase of 15% in the amount of MW produced as activity during the six months ended June 30, 2022 was adversely impacted by regulatory issues involving the Solar Circumvention Investigation and the UFLPA and (ii) an increase of 11% in ASP as a result of improved project pricing. In addition, product revenue for the six months ended June 30, 2022 was negatively impacted by a customer concession charge of $2.0 million.

Service revenue

The decrease in service revenue for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, primarily resulted from a decrease of 43% in the amount of MW delivered as a result of timing of project manufacturing completions, as well as a decrease of 20% in ASP as pricing has moderated in relation to lower transportation costs as compared to the six months ended June 30, 2022. In addition, service revenue for the six months ended June 30, 2022 was negatively impacted by a customer concession charge of $3.0 million.

During the six months ended June 30, 2022, shipping and logistics costs were not fully recoverable under certain existing contracts at that time.

Cost of revenue and gross profit (loss)

	Six months ended June 30,
(in thousands)	2023	2022	$ Change	% Change
Product	$50,919	$51,389	$(470)	(0.9)%
Service	18,098	44,684	(26,586)	(59.5)%
Total cost of revenue	$69,017	$96,073	$(27,056)	(28.2)%
Gross profit (loss)	$4,236	$(15,799)	$20,035	(126.8)%
Gross profit (loss) percentage of revenue	5.8%	(19.7%)

The decrease in cost of revenue for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, was primarily driven by a decrease of 43% in shipping and logistics activity. While there was an increase of 15% in MW produced, the cost per MW produced decreased by 14% as a result of lower direct and warranty costs, as well as reduced overhead spending due to cost control efforts and reduced headcount during much of the period.

Our gross profit (loss) percentage of revenue for the six months ended June 30, 2023 was a positive 5.8%, as compared to negative 19.7% for the six months ended June 30, 2022.

We had positive gross margin for the six months ended June 30, 2023 largely due to (i) an increase of 11% in our product ASP and (ii) lower direct and indirect product costs resulting from our design to value efforts and higher production activity.

We had a gross margin loss for the six months ended June 30, 2022 as a result of (i) production volumes that were not sufficient to cover certain relatively fixed overhead costs, (ii) our inability to recover certain increased logistics costs on fixed price contracts, and (iii) recognition of a $5.0 million customer concession during the period.

Research and development

	Six months ended June 30,
(in thousands)	2023	2022	$ Change	% Change
Research and development	$3,795	$5,412	$(1,617)	(29.9%)

The decrease in research and development expenses for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, was primarily attributable to (i) lower payroll-related costs of $0.5 million as a result of decreased headcount, (ii) lower spending of $0.5 million on lab activity and materials, (iii) lower research facility costs of $0.3 million and, (iv) lower stock-based compensation expense of $0.3 million. Research and development expenses as a percentage of revenue were 5.2% for the six months ended June 30, 2023, as compared to 6.7% for the six months ended June 30, 2022.

Selling and marketing

	Six months ended June 30,
(in thousands)	2023	2022	$ Change	% Change
Selling and marketing	$3,563	$4,899	$(1,336)	(27.3%)

The decrease in selling and marketing expenses for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, was primarily attributable to (i) lower provisions for credit losses of $0.9 million related mainly to a charge associated with a specific customer account during the six months ended June 30, 2022 and (ii) $0.4 million of lower stock-based compensation expense. Selling and marketing expenses as a percentage of revenue were 4.9% for six months ended June 30, 2023, compared to 6.1% for the six months ended June 30, 2022.

General and administrative

	Six months ended June 30,
(in thousands)	2023	2022	$ Change	% Change
General and administrative	$19,642	$26,907	$(7,265)	(27.0%)

The decrease in general and administrative expenses for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, was primarily attributable to (i) $5.6 million of lower professional service fees and legal settlement costs, primarily related to our December 2022 settlement of an outstanding legal matter which eliminated a large amount of legal fees and costs during the six months ended June 30, 2023, and (ii) $2.7 million of lower payroll-related costs due to lower severance and cash incentive expense as compared to the same period last year. These decreases were partially offset by $1.0 million of higher stock-based compensation expense. General and administrative expenses as a percentage of revenue were 26.8% for the six months ended June 30, 2023, compared to 33.5% for the six months ended June 30, 2022.

Interest expense, net

	Six months ended June 30,
(in thousands)	2023	2022	$ Change	% Change
Interest expense, net	$86	$722	$(636)	(88.1)%

Interest expense for the six months ended June 30, 2023 and 2022, totaled approximately $0.6 million and almost $0.8 million, respectively, and primarily consisted of commitment fees on the Credit Facility, along with associated debt issue cost amortization. Interest income earned on our cash equivalents totaled approximately $0.5 million during the six months ended June 30, 2023. The amount of interest income for the six months ended June 30, 2022 was less than $0.1 million.

Gain from disposal of investment in unconsolidated subsidiary

	Six months ended June 30,
(in thousands)	2023	2022	$ Change	% Change
Gain from disposal of investment in unconsolidated subsidiary	$898	$337	$561	166.5%

We sold our interest in our unconsolidated subsidiary, Dimension Energy LLC ("Dimension"), on June 24, 2021. Dimension is a community solar developer based in Atlanta, Georgia that provides renewable energy solutions for local communities in the United States. The sales agreement with Dimension includes an earnout provision which provides the potential to receive additional contingent consideration of up to approximately $14.0 million through December 2024, based on Dimension achieving certain performance milestones. The sales agreement also includes a projects escrow release which is an additional contingent consideration to receive $7 million based on Dimension’s completion of certain construction projects in progress at the time of the sale. We made an accounting policy election to account for the contingent gains from the earnout provision and projects escrow release only when those amounts become realizable in the periods subsequent to the disposal date. During the six months ended June 30, 2023 and 2022, we received escrow release payments of $0.9 million and $0.3 million, respectively, that were recognized in accordance with our policy election.

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

We have incurred cumulative losses since inception, resulting in an accumulated deficit of $271.0 million as of June 30, 2023, and have a history of cash outflows from operations. During the years ended December 31, 2021 and 2022, and the six months ended June 30, 2023, we had $132.9 million, $54.5 million and $30.8 million, respectively, of cash outflows from operations. As of June 30, 2023, we had $33.8 million of cash on hand, $68.9 million of working capital, approximately $75.6 million of remaining capacity available for future sales of our common stock under our ATM program as described further in Note 4, "ATM program" in Part I, Item 1 above, and have approximately $98.0 million of unused borrowing capacity under our Credit Facility until termination on April 30, 2024. The Credit Facility includes a financial condition covenant stating we are required to have a minimum liquidity, consisting of cash on hand and unused borrowing capacity, of $125.0 million as of each quarter end. Additionally, our only material contractual obligation requiring the use of cash as of June 30, 2023, was for the additional equity investment capital contributions that may be required, as described further in "Note 3, Equity method investment" above.

The UFLPA was passed by the U.S. Congress and signed into law by President Biden on December 23, 2021. The UFLPA establishes a rebuttable presumption that the importation of any goods, wares, articles, and merchandise mined, produced, or manufactured wholly or in part in Xinjiang, or that are produced by certain entities, is prohibited by Section 307 of the Tariff Act of 1930 and that such goods, wares, articles, and merchandise are not entitled to entry to the United States. CBP began implementing the presumption set out in the UFLPA on June 21, 2022, resulting in new rules for solar module importers and reviews by CBP. There continues to be uncertainty in the market around achieving full compliance with the UFLPA for the importation of solar modules, whether related to sufficient traceability of materials or other factors.

On April 1, 2022, the U.S. Department of Commerce, in response to a petition by Auxin Solar, Inc., published a notice initiating the Solar Circumvention Investigation. On June 6, 2022, President Biden issued a proclamation allowing U.S. solar deployers the ability to import solar modules and cells from Cambodia, Malaysia, Thailand and Vietnam free from certain duties for 24 months, along with other incentives designed to accelerate U.S. domestic production of clean energy technologies.

Since 2016, CBP has issued a number of WROs directed at forced labor in China, including WROs directed specifically at activity in Xinjiang. To date, CBP has used the WROs to detain solar panels, which has disrupted the U.S. solar installation market and caused additional uncertainty on future projects.

These policies and actions have resulted in some developers deferring projects due to the uncertainty of panel supply and costs, which negatively impacted our 2022 revenues and cash flows and are continuing to negatively impact our revenues and our cash flows to date in 2023.

The most notable incentive program impacting our U.S. business has been the ITC for solar energy projects, which allows taxpayers to offset their U.S. federal income tax liability by a certain percentage of their cost basis in solar energy systems placed in service for commercial use. The Inflation Reduction Act of 2022, passed by the U.S. Congress and signed into law by President Biden on August 16, 2022, expanded and extended the tax credits and other tax benefits available to solar energy projects and the solar energy supply chain. ITCs have been extended for such projects through at least 2032 and, depending on the location of a particular project and its ability to satisfy certain labor and domestic content requirements, the ITC percentage can range between 30% and 50%. U.S. manufacturers of specific solar components are now eligible to claim production tax credits as an alternative to the ITC. Implementing regulations for this law are still being finalized.

Our costs are affected by the costs of certain components and materials, such as costs including steel, motors and micro-chips, as well as transportation costs. Current market conditions and international conflicts that constrain the supply of materials and disrupt the flow of materials from international vendors impact the cost of our products and services, along with overall rates of inflation in the global economy, which have been higher than pre-COVID 19 pandemic historical rates. Transportation costs, including ocean freight and U.S. domestic haul rates, increased at the beginning of the COVID-19 pandemic but have since returned to pre-pandemic rates. Domestic fuel prices, however, continue to be slightly elevated compared to pre-pandemic rates. Additionally, COVID-19 shutdowns in China during 2022 created a backlog of exports and increased demand for container shipments from China, but such shutdowns have since been eased by the Chinese government. These cost increases and decreases impact our operating margins. We have taken steps to expand and diversify our manufacturing partnerships and have adjusted our modes of transportation to mitigate the impact of headwinds that arise in the global supply chain and logistics markets. As an example, we have modified our ocean freight from previously using charter shipments to now using containerized shipments as costs in the container market began to decrease in 2022. We continue to monitor the logistics markets and will continue to evaluate our use of various modes of transportation when warranted to optimize our transportation costs. Additionally, in February 2022, we contracted with a related-party consulting firm to support us in making ongoing improvements to our processes and performance in various areas, including design, sourcing, logistics, pricing, software and our distributed generation business. For further information regarding this consulting firm, see Note 16, "Related party transactions" in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In accordance with ASC 205-40, Going Concern, we have evaluated whether there are conditions and events, considered in the aggregate, which raise substantial doubt about our ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued. While the UFLPA continues to create uncertainty in the market, we believe that passage of the Inflation Reduction Act of 2022, as described above, has reduced the level of uncertainty among solar project owners and developers with regard to new project development in the United States. We note that implementing regulations for the Inflation Reduction Act are still being finalized, which creates uncertainty about the extent of its impact on our Company and the solar energy industry. We also took significant steps in 2022, and are continuing to take further steps in 2023, to address the recent market challenges and our historical use of cash through the following actions:

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
•
we initially froze non-essential hiring in 2022, placed restrictions on certain travel, decreased the future use of consultants and continue to defer non-critical initiatives;
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
•
we made an investment to acquire a 45% ownership interest in Alpha Steel, a manufacturing partnership with Taihua, which will enhance our domestic supply chain to reduce our exposure to import duties and import restrictions, as described further in "Note 3, Equity method investment" above;
•
we began selling newly issued shares of our common stock under our ATM program (as defined herein) in 2023, as described further in "Note 4, ATM program" above; and
•
we continue to actively explore options to obtain additional sources of capital through either the issuance of new debt or equity.

A number of the steps above, as well as improvements in the logistics markets and easing of supply chain constraints, contributed to us having positive gross profit in the six months ended June 30, 2023, which also reduced our use of cash required to fund our operations during the current year-to-date period.

Management believes that our existing cash on hand, as well as the continuing impact of certain of the actions described above and our expectations of improved market conditions and positive results from our efforts to continue to increase gross margins, will allow us to grow profitably and generate positive cash flow from operations during the next twelve months in amounts that will be sufficient, along with our other available resources, to fund our operations for at least one year from the date of issuance of the condensed consolidated financial statements.

We have achieved success in executing certain of the initiatives above and we continue to work to further reduce our use of cash to fund our operations. We expect to begin seeing the benefits from production of our Pioneer solution in our financial results during the second half of 2023 and we believe passage of the Inflation Reduction Act of 2022 and our investment in Alpha Steel will also ultimately benefit demand for our products in the United States. At the same time, however, new rules for module importers and reviews by CBP pursuant to achieving full compliance with the UFLPA are expected to continue creating uncertainty in the market. However, once there is additional clarity around compliance with the UFLPA and customers get line-of-sight to module deliveries, we believe the market will see a recovery. While there are already many underlying drivers of growth in the solar industry, the expected positive impact on demand for our products could take longer than expected to occur. In addition, market conditions could deteriorate significantly from what we currently expect, and regulatory and international trade policies could become more stringent as a result of (i) findings from the Solar Circumvention Investigation, (ii) CBP's enforcement of the UFLPA, and (iii) other factors, which may result in a need for us to issue additional debt or obtain new equity financing, which could result in additional shareholder dilution, to continue to adequately fund our existing operations beyond the next twelve months. We may be unable to obtain any desired additional financing on terms favorable to us, or at all, depending on market and other conditions which could result in curtailment of our current operations and our ability to further invest in our products and new technology. The ability to raise additional financing depends on numerous factors that are outside of our control, including macroeconomic factors such as the impact of inflation, the ongoing conflict in the Ukraine, market conditions, the health of financial institutions (including the recent bankruptcy of certain regional banks and related impacts that have occurred and continue to occur in the banking industry), investors' and lenders' assessments of our prospects and the prospects of the solar industry in general.

Statements of cash flows

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Six months ended June 30,
(in thousands)	2023	2022
Net cash used in operations	$(30,809)	$(36,398)
Net cash used in investing activities	(197)	(275)
Net cash provided by financing activities	20,577	514
Effect of exchange rate changes on cash and cash equivalents	(139)	(1)
Net decrease in cash and cash equivalents	$(10,568)	$(36,160)

Operating activities

During the six months ended June 30, 2023, we used approximately $9.2 million of cash to fund a portion of our current period expenditures for personnel and facilities, legal and professional fees, insurance, research and development and various other operating activities. This compares to $41.9 million of cash used during the six months ended June 30, 2022, primarily for funding of (i) losses on certain projects largely related to increased material and logistics costs due to supply chain disruptions that were not fully recoverable and (ii) prior period expenditures for personnel and facilities, legal and professional fees, and various other period costs.

Approximately $21.6 million of cash was also used for working capital and other increases during the six months ended June 30, 2023, primarily as a result of production activity and the timing of customer receipts, net of vendor payments. During the six months ended June 30, 2022, we generated approximately $5.5 million of cash from decreases in working capital and other items, largely related to settlements reached with certain customers to collect past due receivables owed during the period, partially offset by reductions in project-related accruals due to a decline in project activity levels.

Investing activities

During the six months ended June 30, 2023, we made an initial equity investment of $0.9 million in Alpha Steel, a manufacturing partnership with Taihua, in which we hold a 45% interest. Additionally, we received $0.9 million of contingent payments from escrow in connection with the June 2021 sale of our equity interest in Dimension due to the subsequent completion of certain construction projects that were in progress at the time of the sale.

During the six months ended June 30, 2022, our cash capital spending on new lab, computer and IT equipment was approximately $0.7 million. Additionally, we received $0.3 million in contingent payments from escrow in connection with the sale of our equity interest in Dimension as described above.

Financing activities

During the six months ended June 30, 2023, we began selling newly issued shares of our common stock in various daily transactions under our ATM program, receiving cash proceeds of $20.6 million. We also received $0.1 million of proceeds from employee exercises of stock options. During the six months ended June 30, 2022, $0.5 million of proceeds from employee exercises of stock options were received.

Revolving line of credit

On April 30, 2021, we entered into the Credit Facility Agreement, which terminates on April 30, 2024.

On June 7, 2023, we entered into Amendment No. 3 to our Credit Facility Agreement with Barclays Bank PLC, pursuant to the occurrence of an Early Opt-in Election, to replace USD LIBOR with the secured overnight financing rate (SOFR) as the benchmark rate for future term loans (“Term SOFR”) under the Credit Facility Agreement. No other material changes were made to the Credit Facility Agreement as part of this amendment.

The Credit Facility Agreement, as amended, includes the following terms: (i) a base rate of Term SOFR, plus 3.25% per annum, (ii) initial commitment fees of 0.50% per annum; (iii) initial letter of credit fees of 3.25% per annum; and (iv) other customary terms for a corporate revolving credit facility.

We have not made any draws on our Credit Facility as of June 30, 2023. However, as of June 30, 2023, we had $2.0 million in letters of credit outstanding that reduced our available borrowing capacity to approximately $98.0 million.

The Credit Facility is secured by a first priority lien on substantially all of our assets, subject to certain exclusions, and customary guarantees. As of June 30, 2023, we were in full compliance with our financial condition covenants.

We are required to maintain a liquidity level (defined as unrestricted cash and cash equivalents plus the available borrowing capacity under the Credit Facility) of no less than $125.0 million at each quarter end in order to utilize the Credit Facility. As of June 30, 2023, we were over the required minimum liquidity level thus allowing us to continue to access our Credit Facility up to the available borrowing capacity, pending the measurement of our liquidity level again at the end of the next fiscal quarter.

Critical Accounting Policies and Significant Management Estimates

Preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported revenue and expenses during the period. Estimates are used for calculating the measure of progress of our solar tracker projects and deriving the standalone selling prices of the individual performance obligations when determining amounts to recognize for revenue, estimating allowances for credit losses and slow-moving and obsolete inventory, determining useful lives of long-lived assets and the estimated fair value of those assets for impairment assessments, and estimating the fair value of investments, stock compensation awards, warranty liabilities and federal and state taxes, including tax valuation allowances, as well as other contingencies. We base our estimates on historical experience and anticipated results, trends, and various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. Actual results could differ from those estimates due to risks and uncertainties.

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

The revenue for shipping and handling services will be recognized over time based on progress in meeting shipping terms of the arrangements, as this faithfully depicts the Company’s performance in transferring control. Revenue for stand-alone engineering consulting and pile testing services is recognized at a point in time upon completion of the services performed.

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

We use the expected cost-plus margin approach based on hardware, labor, and related overhead cost to estimate the standalone selling price of our solar tracker systems, customized components of those systems, and individual parts for certain specific transactions. We also use the expected cost-plus margin approach based on expected third-party shipping and transportation costs to estimate the standalone selling price of our shipping, handling and logistics performance obligations. We use the adjusted market assessment approach for all other performance obligations.

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

We adopted ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments effective January 1, 2023. As a result, we now establish an allowance for credit losses based on the expected lifetime credit loss of our customer accounts. For the three and six months ended June 30, 2022, we utilized the incurred loss model in estimating our allowance for doubtful accounts during that period.

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

Judgments and assumptions

Our service-based options currently outstanding were initially granted prior to or shortly after our IPO. We used the Black-Scholes model to estimate the fair value of the options at the grant date. The Black-Scholes model relies on various assumptions, in addition to the exercise price of the option and the value of our common stock on the date of grant. These assumptions include:

Expected Term: The expected term represents the period that the Company’s stock-based awards are expected to be outstanding and has been calculated as the average of the option vesting and contractual terms, based on the simplified method. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the options.

Expected Volatility: Since the Company did not have a trading history of its common stock prior to our IPO and since such trading history subsequent to our IPO was limited in relation to the expected term of any option grants, the expected volatility was derived from the average historical stock volatilities of several public companies within the Company’s industry that it considers to be comparable to its business over a period equivalent to the expected term of the stock option grants.

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
•
estimates of assumptions a market participant would use in determining the fair value of the affected long-lived assets or asset groups; and
•
estimating the fair value of the consolidated company, which can be affected by changes in the market value of our common stock.

We have not identified any impairments of our long-lived assets, intangible assets or goodwill as of June 30, 2023.

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

We had $33.8 million of cash and cash equivalents on hand, the vast majority of which was located in the United States, and no debt outstanding as of June 30, 2023. We regularly maintain cash balances with various financial institutions that exceed federally insured amounts, but we have experienced no losses associated with these amounts to date. We also took action in early 2023 to reallocate cash balances between different financial institutions based on our assessment as to the financial health of certain institutions.

We have no other financial instruments as of June 30, 2023, other than cash equivalents and certain non-functional currency intercompany and third-party receivables and payables, which are subject to foreign exchange, interest rate or market risks.

Concentrations of major customers

Our customers include project developers, solar asset owners and EPC contractors that design and build solar energy projects. We extend credit to customers in the normal course of business, often without requiring collateral. We also perform credit analyses and monitor the financial health of our customers to reduce credit risk.

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

Commodity Price Risk

We subcontract to various contract manufacturers, who manufacture and deliver products directly to our customers. We, therefore, do not procure raw materials and commodities directly, except for items added to our inventory. We are subject to indirect risk from fluctuating market prices of certain commodity raw materials, including steel and aluminum, which are used in our products, through our contract manufacturers, as increases in these commodity prices would increase our cost of procuring subcontracting services. Prices of these raw materials may be affected by supply restrictions or other market factors from time to time. Significant price increases for these raw materials could reduce our operating margins if we are unable to recover such increases in costs from our customers, and could harm our business, financial condition and results of operations.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various claims, lawsuits, investigations, and other proceedings, arising in the normal course of business.

In March of 2023, CBP issued notices of tariff assessment that indicated a determination of action taken at the Import Specialist level with respect to merchandise imported from Thailand under entry number 004-1058562-5 (the “625 Assessment”) and entry number 004-1063793-9 (the “939 Assessment”, and collectively with the 625 Assessment, the “CBP Assessments”). The CBP Assessments relate to certain torque beams that are used in our Voyager+ product that were imported in 2022. The CBP Assessments assert that Section 301 China tariffs, Section 232 steel & aluminum tariffs, and antidumping and countervailing duties apply to the merchandise. Based on correspondence received to date from CBP and our calculations based on applicable duty and tariff rates, the 939 Assessment is currently for approximately $7.56 million, and the 625 Assessment is currently for approximately $2.11 million.

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

We are in communication with CBP about the facts involved in an effort to resolve these matters expeditiously and amicably. CBP has legally finalized the 625 Assessment, which is likely to require that we file an administrative protest to challenge the amounts assessed. The 939 Assessment remains “suspended,” which allows the Company to work with CBP to resolve the matter without a formal protest, which we are pursuing. Based on the above, and under the relevant accounting guidance related to loss contingencies, we have made no accrual for the amounts claimed by CBP as of June 30, 2023, as we do not consider these amounts to be a probable obligation, as such term is defined and interpreted under the relevant accounting guidance, for us at this time. However, because matters of this nature are subject to inherent uncertainties, and unfavorable rulings or developments, including future assessments of additional duties or tariffs owed in respect of other shipments or other materials beyond what is presently included in the CBP Assessments, could occur despite our belief that the tariffs and duties asserted are incorrect, there can be no certainty that the Company may not ultimately incur charges that are not currently recorded as liabilities. Since the outcome of these matters cannot be predicted with certainty, the costs associated with them could have a material adverse effect on our consolidated results of operations, financial position, or liquidity.

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
•
Risks related to COVID-19 and other health epidemics – We face risks of our business being adversely impacted by the effects of a widespread outbreak of contagious disease, such as the recent COVID-19 pandemic. COVID-19 caused significant supply chain disruptions beginning in 2020 that resulted in delays in product delivery and completion and caused increased transportation costs, as well as labor shortages. In May 2023, both the World Health Organization and the U.S. Department of Health and Human Services ended their declared status of COVID-19 as being a public health emergency.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds From Initial Public Offering of Common Stock

On April 30, 2021, the Company completed an IPO (Commission file number 333-254797) of 19,840,000 shares of its common stock receiving proceeds of $241.2 million, net of underwriting discounts and commissions, but before offering costs. Prior to the completion of the IPO, the board of directors and stockholders approved an approximately 8.25-for-1 forward stock split of the Company’s shares of common stock which became effective on April 28, 2021. Proceeds from the IPO were used to purchase an aggregate of 4,455,384 shares of our common stock at a cost of $54.2 million, including shares resulting from the settlement of certain vested RSUs and exercise of certain options in connection with the IPO at the IPO price, less underwriting discounts and commissions. All of the remaining net proceeds from the IPO have been used for general corporate purposes, including working capital, capital expenditures and operating expenses as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)
Information required to be disclosed in a report on Form 8-K during the period covered by this Form 10-Q, but not reported.

None

(b)
Furnish the information required by Item 407(c)(3) of Regulation S-K (§229.407 of this chapter)

None

(c)
Furnish the information required by Item 408(a) of Regulation S-K (17 CFR 229.408(a)).

During the three months ended June 30, 2023, seven of our executive officers terminated plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Securities Exchange Act of 1934 ("10b5-1 Plan), as follows:

•
On May 11, 2023, Sean Hunkler, our Chief Executive Officer, terminated his 10b5-1 Plan originally adopted on December 8, 2022 for the sale of up to 171,234 shares of the Company's common stock until January 31, 2024. The terminated trading arrangement was previously in place solely for sales in order to satisfy tax obligations payable due to the vesting and settlement of certain restricted stock units;
•
On May 11, 2023, Robert Phelps Morris, our Chief Financial Officer, terminated his 10b5-1 Plan originally adopted on December 8, 2022 for the sale of up to 67,703 shares of the Company's common stock until December 29, 2023. The terminated trading arrangement was previously in place solely for sales in order to satisfy tax obligations payable due to the vesting and settlement of certain restricted stock units;
•
On May 11, 2023, Patrick M. Cook, our Chief Commercial Officer, terminated his 10b5-1 Plan originally adopted on December 13, 2022 for the sale of up to 84,005 shares of the Company's common stock until January 31, 2024. The terminated trading arrangement was previously in place solely for sales in order to satisfy tax obligations payable due to the vesting and settlement of certain restricted stock units;
•
On May 11, 2023, Sasan Aminpour, our Chief Operating Officer, terminated his 10b5-1 Plan originally adopted on December 7, 2022 for the sale of up to 44,000 shares of the Company's common stock until August 14, 2023. The terminated trading arrangement was previously in place solely for sales in order to satisfy tax obligations payable due to the vesting and settlement of certain restricted stock units;
•
On May 11, 2023, Mary Cathy Behnen, our Chief Accounting Officer, terminated her 10b5-1 Plan originally adopted on December 12, 2022 for the sale of up to 46,650 shares of the Company's common stock until January 31, 2024;
•
On May 11, 2023, Kristian Nolde, our Vice President, Marketing & Strategy, terminated his 10b5-1 Plan originally adopted on March 14, 2023 for the sale of up to 68,544 shares of the Company's common stock until December 29, 2023; and
•
On May 16, 2023, Nagendra Cherukupalli, our Chief Technology Officer, terminated his 10b5-1 Plan originally adopted on December 13, 2022 for the sale of up to 76,527 shares of the Company's common stock until January 31, 2024. The terminated trading arrangement was previously in place solely for sales in order to satisfy tax obligations payable due to the vesting and settlement of certain restricted stock units;

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

10.1	*	Amendment, dated May 11, 2023, to Employment Agreement, dated as of March 31, 2022, between FTC Solar, Inc. and Phelps Morris
10.2	**

Employment Agreement by and between FTC Solar, Inc. and Patrick M. Cook (filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2021 and incorporated herein by reference).

10.3	*	Amendment, dated July 1, 2022, to Employment Agreement, dated as of April 26, 2021, between FTC Solar, Inc. and Patrick Cook
10.4	*	Amendment, dated August 17, 2022, to Employment Agreement, dated as of April 26, 2021, between FTC Solar, Inc. and Patrick Cook
10.5	*	Amendment, dated May 11, 2023, to Employment Agreement, dated as of April 26, 2021, between FTC Solar, Inc. and Patrick Cook
10.6	*	Amendment No. 3 to the Senior Secured Revolving Facility, by and among FTC Solar, Inc., as borrower, and Barclays Bank PLC, as administrative agent, dated as of June 7, 2023
31.1	*	Certification of Principal Executive Officer Pursuant to SEC Rule 13a−14(a)/15d−14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer Pursuant to SEC Rule 13a−14(a)/15d−14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	Inline XBRL Instance Document
101.SCH	*	Inline XBRL Taxonomy Extension Schema Document
101.CAL	*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101)

* Filed herewith

** Incorporated herein by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FTC SOLAR, INC.

Date: August 9, 2023	/s/ Sean Hunkler
Sean Hunkler, President and Chief Executive Officer

Date: August 9, 2023	/s/ Phelps Morris
Phelps Morris, Chief Financial Officer