Form 10-Q
period 2023-09-30
FTC Solar, Inc.
filed 2023-11-08
CIK 1828161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

As of October 31, 2023, 125,005,820 shares of the registrant's common stock were outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We believe that these factors include, but are not limited to, the factors set forth under the heading “Risk Factors.” In addition, with respect to prior period acquisitions, these factors also include risks related to: (1) costs attributable to integration of the acquisitions, (2) the inability to successfully merge goals and technology with the acquired businesses, (3) the ability to recognize the anticipated benefits of the acquisitions (including expected orders and revenue for the acquired businesses, which are based on our reasonable due diligence of each business and the information and representations that were made to us), which may be affected by, among other things, competition, brand recognition, the ability of the combined businesses to grow and manage growth profitably and retain their key employees, (4) the failure of the combined businesses to effectively scale tracker systems and solutions in certain international markets and (5) changes in applicable laws or regulations that impact the feasibility of the operations of the combined businesses. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements.

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

ITEM 1. FINANCIAL STATEMENTS

FTC Solar, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except shares and per share data)	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$31,520	$44,385
Accounts receivable, net	71,375	49,052
Inventories	4,655	14,949
Prepaid and other current assets	13,468	10,304
Total current assets	121,018	118,690
Operating lease right-of-use assets	2,006	1,154
Property and equipment, net	1,685	1,702
Intangible assets, net	657	1,113
Goodwill	7,143	7,538
Equity method investment	564	—
Other assets	3,186	4,201
Total assets	$136,259	$134,398
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$9,782	$15,801
Accrued expenses	25,778	23,896
Income taxes payable	262	443
Deferred revenue	11,178	11,316
Other current liabilities	8,589	8,884
Total current liabilities	55,589	60,340
Operating lease liability, net of current portion	1,310	786
Other non-current liabilities	5,286	6,822
Total liabilities	62,185	67,948
Commitments and contingencies (Note 15)
Stockholders’ equity
Preferred stock par value of $0.0001 per share, 10,000,000 shares authorized; none issued as of September 30, 2023 and December 31, 2022	—	—
Common stock par value of $0.0001 per share, 850,000,000 shares authorized; 124,954,451 and 105,032,588 shares issued and outstanding as of September 30, 2023 and December 31, 2022	12	11
Treasury stock, at cost; 10,762,566 shares as of September 30, 2023 and December 31, 2022	—	—
Additional paid-in capital	362,532	315,345
Accumulated other comprehensive loss	(512)	(61)
Accumulated deficit	(287,958)	(248,845)
Total stockholders’ equity	74,074	66,450
Total liabilities and stockholders’ equity	$136,259	$134,398

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except shares and per share data)	2023	2022	2023	2022
Revenue:
Product	$27,274	$3,543	$80,927	$43,677
Service	3,274	13,029	22,874	53,169
Total revenue	30,548	16,572	103,801	96,846
Cost of revenue:
Product	22,775	11,411	73,694	62,800
Service	4,394	14,676	22,492	59,360
Total cost of revenue	27,169	26,087	96,186	122,160
Gross profit (loss)	3,379	(9,515)	7,615	(25,314)
Operating expenses
Research and development	1,921	2,126	5,716	7,538
Selling and marketing	6,324	1,994	9,887	6,893
General and administrative	11,411	13,059	31,053	39,966
Total operating expenses	19,656	17,179	46,656	54,397
Loss from operations	(16,277)	(26,694)	(39,041)	(79,711)
Interest expense, net	(108)	(160)	(194)	(882)
Gain from disposal of investment in unconsolidated subsidiary	—	1,408	898	1,745
Other expense, net	(50)	(341)	(265)	(249)
Loss from unconsolidated subsidiary	(336)	—	(336)	—
Loss before income taxes	(16,771)	(25,787)	(38,938)	(79,097)
(Provision for) benefit from income taxes	(166)	151	(175)	(15)
Net loss	(16,937)	(25,636)	(39,113)	(79,112)
Other comprehensive loss:
Foreign currency translation adjustments	(38)	(474)	(451)	(357)
Comprehensive loss	$(16,975)	$(26,110)	$(39,564)	$(79,469)
Net loss per share:
Basic and diluted	$(0.14)	$(0.25)	$(0.35)	$(0.79)
Weighted-average common shares outstanding:
Basic and diluted	119,793,821	102,164,455	112,794,562	100,642,126

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Preferred stock		Common stock		Treasury stock
(in thousands, except shares)	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-In capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity (deficit)
Balance as of December 31, 2022	—	$—	105,032,588	$11	10,762,566	$—	$315,345	$(61)	$(248,845)	$66,450
Shares issued during the period for vested restricted stock awards	—	—	1,498,987	—	—	—	2,775	—	—	2,775
Issuance of common stock upon exercise of stock options	—	—	265,125	—	—	—	51	—	—	51
Shares issued for legal settlement	—	—	797,396	—	—	—	2,000	—	—	2,000
Sale of shares	—	—	2,683,000	—	—	—	6,292	—	—	6,292
Stock offering costs	—	—	—	—	—	—	(32)	—	—	(32)
Stock-based compensation	—	—	—	—	—	—	2,472	—	—	2,472
Net loss	—	—	—	—	—	—	—	—	(11,762)	(11,762)
Other comprehensive loss	—	—	—	—	—	—	—	(5)	—	(5)
Balance as of March 31, 2023	—	—	110,277,096	11	10,762,566	—	328,903	(66)	(260,607)	68,241
Shares issued during the period for vested restricted stock awards	—	—	1,213,037	—	—	—	2,085	—	—	2,085
Issuance of common stock upon exercise of stock options	—	—	39,087	—	—	—	—	—	—	—
Sale of shares	—	—	6,589,000	1	—	—	17,347	—	—	17,348
Stock offering costs	—	—	—	—	—	—	(127)	—	—	(127)
Stock-based compensation	—	—	—	—	—	—	2,669	—	—	2,669
Net loss	—	—	—	—	—	—	—	—	(10,414)	(10,414)
Other comprehensive loss	—	—	—	—	—	—	—	(408)	—	(408)
Balance as of June 30, 2023	—	—	118,118,220	12	10,762,566	—	350,877	(474)	(271,021)	79,394
Shares issued during the period for vested restricted stock awards	—	—	595,097	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	403,749	—	—	—	170	—	—	170
Sale of shares	—	—	6,149,885	—			10,367			10,367
Stock offering costs	—	—	—	—			(74)			(74)
Share repurchase and retirement	—	—	(312,500)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,192	—	—	1,192
Net loss	—	—	—	—	—	—	—	—	(16,937)	(16,937)
Other comprehensive loss	—	—	—	—	—	—	—	(38)	—	(38)
Balance as of September 30, 2023	—	$—	124,954,451	$12	10,762,566	$—	$362,532	$(512)	$(287,958)	$74,074

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Preferred stock		Common stock		Treasury stock
(in thousands, except shares)	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-In capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity (deficit)
Balance as of December 31, 2021	—	$—	92,619,641	$9	10,762,566	$—	$292,082	$7	$(149,232)	$142,866
Shares issued during the period for vested restricted stock awards	—	—	5,311,326	1	—	—	(1)	—	—	—
Issuance of common stock upon exercise of stock options	—	—	1,793,876	—	—	—	428	—	—	428
Stock-based compensation	—	—	—	—	—	—	4,610	—	—	4,610
Net loss	—	—	—	—	—	—	—	—	(27,793)	(27,793)
Other comprehensive gain	—	—	—	—	—	—	—	57	—	57
Balance as of March 31, 2022	—	—	99,724,843	10	10,762,566	—	297,119	64	(177,025)	120,168
Shares issued during the period for vested restricted stock awards	—	—	729,106	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	266,225	—	—	—	86	—	—	86
Shares issued for HX Tracker acquisition	—	—	1,000,000	—	—	—	4,370	—	—	4,370
Stock-based compensation	—	—	—	—	—	—	998	—	—	998
Net loss	—	—	—	—	—	—	—	—	(25,683)	(25,683)
Other comprehensive gain	—	—	—	—	—	—	—	60	—	60
Balance as of June 30, 2022	—	—	101,720,174	10	10,762,566	—	302,573	124	(202,708)	99,999
Shares issued during the period for vested restricted stock awards	—	—	645,896	—	—	—	1,826	—	—	1,826
Issuance of common stock upon exercise of stock options	—	—	678,254	—	—	—	274	—	—	274
Stock-based compensation	—	—	—	—	—	—	5,539	—	—	5,539
Net loss	—	—	—	—	—	—	—	—	(25,636)	(25,636)
Other comprehensive loss	—	—	—	—	—	—	—	(474)	—	(474)
Balance as of September 30, 2022	—	$—	103,044,324	$10	10,762,566	$—	$310,212	$(350)	$(228,344)	$81,528

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
(in thousands)	2023	2022
Cash flows from operating activities
Net loss	$(39,113)	$(79,112)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	9,044	11,147
Depreciation and amortization	1,004	582
(Gain) loss from sale of property and equipment	(2)	183
Amortization of debt issue costs	532	526
Provision for obsolete and slow-moving inventory	1,261	129
Loss from unconsolidated subsidiary	336	—
Gain from disposal of investment in unconsolidated subsidiary	(898)	(1,745)
Warranty provision	3,938	7,374
Warranty recoverable from manufacturer	45	(299)
Credit losses and bad debt expense	4,302	1,138
Deferred income taxes	221	(331)
Lease expense and other	748	550
Impact on cash from changes in operating assets and liabilities:
Accounts receivable, net	(26,625)	53,481
Inventories	9,033	(8,574)
Prepaid and other current assets	(3,122)	4,948
Other assets	67	(661)
Accounts payable	(6,160)	(11,867)
Accruals and other current liabilities	5,491	(25,507)
Deferred revenue	(138)	3,489
Other non-current liabilities	(5,740)	(4,188)
Lease payments and other, net	(607)	(348)
Net cash used in operations	(46,383)	(49,085)
Cash flows from investing activities:
Purchases of property and equipment	(460)	(814)
Proceeds from sale of property and equipment	—	86
Equity method investment in Alpha Steel	(900)	—
Acquisitions, net of cash acquired	—	(5,093)
Proceeds from disposal of investment in unconsolidated subsidiary	898	1,745
Net cash used in investing activities	(462)	(4,076)
Cash flows from financing activities:
Sale of common stock	34,007	—
Stock offering costs paid	(95)	—
Proceeds from stock option exercises	221	788
Net cash provided by financing activities	34,133	788
Effect of exchange rate changes on cash and cash equivalents	(153)	8
Net decrease in cash and cash equivalents	(12,865)	(52,365)
Cash and cash equivalents at beginning of period	44,385	102,185
Cash and cash equivalents at end of period	$31,520	$49,820

Supplemental disclosures of cash flow information:
Purchases of property and equipment included in ending accounts payable and accruals	$146	$27
Stock issued for accrued legal settlement	$2,000	$—
Right-of-use asset and lease liability recognition for new leases	$1,417	$—
Cash paid during the period for third party interest	$436	$657
Cash paid during the period for taxes, net of refunds	$331	$119

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Description of business

FTC Solar, Inc. (the “Company”, “we”, “our”, or “us”) was founded in 2017 and is incorporated in the state of Delaware. In April 2021, we completed an initial public offering ("IPO"), and our common stock began trading on the Nasdaq Global Market under the symbol “FTCI”.

We are a global provider of solar tracker systems, supported by proprietary software and value-added engineering services. Solar tracker systems move solar panels throughout the day to maintain an optimal orientation relative to the sun, thereby increasing the amount of solar energy produced at a solar installation. Our original tracker system is currently marketed under the Voyager brand name (“Voyager”), which is our two-panel in-portrait ("2P") single-axis tracker solution. In September 2022, we announced the introduction of Pioneer, our new one module-in-portrait ("1P") solar tracker solution. We have also launched a new mounting solution to support the installation and use of U.S.-manufactured thin-film modules by project owners and, in August 2023, we introduced SUNOPS, a cloud-based, tracker-agnostic solar asset monitoring solution allowing asset owners and managers to evaluate the operation and performance of their solar deployments. In addition, we have a team of renewable energy professionals available to assist our U.S. and worldwide clients in site layout, structural design, pile testing and other needs across the solar project development and construction cycle. The Company is headquartered in Austin, Texas, and has international subsidiaries in Australia, China, India and South Africa.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups (JOBS) Act. Under the JOBS Act, we elected to use the allowed extended transition period to delay adopting new or revised accounting standards until such time as those standards apply to private companies.

2. Summary of significant accounting policies

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements include the results of the Company and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments of a normal recurring nature have been made that are considered necessary for a fair statement of our financial position as of September 30, 2023, and December 31, 2022, our results of operations for the three and nine months ended September 30, 2023 and 2022, and our cash flows for the nine months ended September 30, 2023 and 2022. The condensed consolidated balance sheet as of December 31, 2022 has been derived from the Company’s audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. Intercompany balances and transactions have been eliminated in consolidation.

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

Liquidity

We have incurred cumulative losses since inception, resulting in an accumulated deficit of $288.0 million as of September 30, 2023, and have a history of cash outflows from operations. During the years ended December 31, 2021 and 2022, and the nine months ended September 30, 2023, we had $132.9 million, $54.5 million and $46.4 million, respectively, of cash outflows from operations. As of September 30, 2023, we had $31.5 million of cash on hand, $65.4 million of working capital, approximately $64.9 million of remaining capacity available for future sales of our common stock under our ATM program as described further in Note 5 below, and approximately $98.0 million of unused borrowing capacity under our existing Senior Secured Revolving Credit Facility (the "Credit Facility") until termination on April 30, 2024. The Credit Facility includes a financial condition covenant stating we are required to have a minimum liquidity, consisting of cash on hand and unused borrowing capacity, of $125.0 million as of each quarter end. Additionally, as of September 30, 2023, we had a material contractual obligation that could require us to make additional equity investment capital contributions to Alpha Steel, as described further in "Note 3, Equity method investment".

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

These policies and actions have resulted in some developers deferring projects due to the uncertainty of panel supply and costs, which negatively impacted our 2022 revenue and cash flows and are continuing to negatively impact our revenue and our cash flows to date in 2023.

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

Our costs are affected by the costs of certain components and materials, such as steel, motors and micro-chips, as well as transportation costs. Current market conditions and international conflicts that constrain the supply of materials and disrupt the flow of materials from international vendors impact the cost of our products and services, along with overall rates of inflation in the global economy, which have been higher than pre-COVID 19 pandemic historical rates. Transportation costs, including ocean freight and U.S. domestic haul rates, increased at the beginning of the COVID-19 pandemic but have since returned to pre-pandemic rates. Domestic fuel prices, however, continue to be elevated compared to pre-pandemic rates. Additionally, COVID-19 shutdowns in China during 2022 created a backlog of exports and increased demand for container shipments from China, but such shutdowns have since been eased by the Chinese government. These cost increases and decreases impact our operating margins. We have taken steps to expand and diversify our manufacturing partnerships and have adjusted our modes of transportation to mitigate the impact of headwinds that arise in the global supply chain and logistics markets. As an example, we have modified our ocean freight from previously using charter shipments to now using containerized shipments as costs in the container market began to decrease in 2022. We continue to monitor the logistics markets and will continue to evaluate our use of various modes of transportation when warranted to optimize our transportation costs. Additionally, from February 2022 to September 2023, we utilized a related-party consulting firm to support us in making improvements to our processes and performance in various areas, including design, sourcing, logistics, pricing, software and our distributed generation business. For further information regarding this consulting firm, see "Note 17. Related party transactions".

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
•
we reduced our workforce by approximately 8% in December of 2022, and another 9% in the third quarter of 2023;
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
•
we launched Pioneer, a 1P solar tracker solution, and introduced a new mounting solution to support the installation and use of U.S.-manufactured thin-film modules not subject to UFLPA;
•
we reached a settlement agreement with FCX Solar, LLC in December 2022, regarding a lawsuit filed against us relating to claims of patent infringement in order to eliminate future time and expense involved in defending ourselves in this action; under the settlement agreement, we were able to utilize our common stock to satisfy a portion of the settlement payment;
•
we made an investment to acquire a 45% ownership interest in Alpha Steel, a manufacturing partnership with a leading steel fabricator, which will enhance our domestic supply chain to reduce our exposure to import duties and import restrictions, as described further in "Note 3, Equity method investment" below;
•
in 2023, we began selling newly issued shares of our common stock under our ATM program (as defined and described further in "Note 5, ATM program" below); and
•
we continue to actively explore options to obtain additional sources of capital through either the issuance of new debt or equity.

A number of the steps above, as well as improvements in the logistics markets and easing of supply chain constraints, contributed to us having positive gross profit in the nine months ended September 30, 2023, which also reduced our use of cash required to fund our operations during the current year-to-date period.

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

We have achieved success in executing certain of the initiatives above and we continue to work to further reduce our use of cash to fund our operations. We have begun and expect to continue seeing the benefits from production of our Pioneer solution in our financial results during 2024 and we believe passage of the Inflation Reduction Act of 2022 and our investment in Alpha Steel will also ultimately benefit demand for our products in the United States. At the same time, however, new rules for module importers and reviews by CBP pursuant to achieving full compliance with the UFLPA are expected to continue creating uncertainty in the market. However, once there is additional clarity around compliance with the UFLPA and customers get line-of-sight to module deliveries, we believe the market will see a recovery. While there are already many underlying drivers of growth in the solar industry, the expected positive impact on demand for our products could take longer than expected to occur. In addition, market conditions could deteriorate significantly from what we currently expect, and regulatory and international trade policies could become more stringent as a result of (i) findings from the Solar Circumvention Investigation, (ii) CBP's enforcement of the UFLPA, and (iii) other factors, which may result in a need for us to issue additional debt or obtain new equity financing, which could result in additional shareholder dilution, to continue to adequately fund our existing operations beyond the next twelve months. We may be unable to obtain any desired additional financing on terms favorable to us, or at all, depending on market and other conditions, which could result in curtailment of our current operations and our ability to further invest in our products and new technology. The ability to raise additional financing depends on numerous factors that are outside of our control, including macroeconomic factors such as the impact of inflation, the ongoing conflict in the Ukraine, market conditions, the health of financial institutions (including the recent bankruptcy of certain regional banks and related impacts that have occurred and continue to occur in the banking industry), investors' and lenders' assessments of our prospects and the prospects of the solar industry in general.

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

Cash and cash equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Certain of our cash equivalents include deposits in money market funds that invest primarily in short-term securities issued or guaranteed by the U.S. government or its agencies or instrumentalities and contain no restrictions on immediate redemption. The carrying value for money market fund deposits approximates fair value based on quoted prices in active markets for units held (Level 1 classification) and totaled $18.1 million at September 30, 2023 and $25.4 million at December 31, 2022. Interest earned on cash equivalents is included in interest income, which is reported net of interest expense in our condensed consolidated statements of comprehensive loss.

Accounts receivable, net

Trade receivables are recorded at invoiced amounts, net of allowances for credit losses, and do not bear interest. We generally do not require collateral from our customers; however, in certain circumstances, we may require letters of credit, other collateral, additional guarantees or advance payments.

The allowance for credit losses is based on the lifetime expected credit loss of our customer accounts. To assess the lifetime expected credit loss, we utilize a loss rate method that takes into consideration historical experience and certain other factors, as appropriate, such as credit quality and current economic or other conditions that may affect a customer's ability to pay. Provisions for credit losses are included as a component of our selling and marketing costs.

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

Impairment

We review our long-lived assets that are held for use for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable or that its useful life may be shorter than previously expected. If such impairment indicators are present or other factors exist that indicate the carrying amount of the asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flow analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset, which in most cases is estimated based upon Level 3 unobservable inputs. If the asset is determined to have a remaining useful life shorter than previously expected an adjustment for the shorter remaining life will be made for purposes of recognizing future depreciation expense. Assets are classified as held for sale when we have a plan, approved by the appropriate levels of management, for disposal of such assets, as well as other considerations, and those assets are stated at the lower of carrying value or estimated fair value less estimated costs to sell.

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

Contract assets and liabilities: The timing of revenue recognition, billing, and cash collection results in the recognition of accounts receivable, unbilled receivables for revenue recognized in excess of billings, and deferred revenue in the condensed consolidated balance sheets. We may receive advances or deposits from our customers before revenue is recognized, resulting in contract liabilities, which are reflected as “deferred revenue” in our condensed consolidated balance sheets. Revenue recognized during the three and nine months ended September 30, 2023 from amounts included in deferred revenue at December 31, 2022 totaled $1.6 million and $10.9 million, respectively.

Cost of revenue consists primarily of costs related to raw materials, equipment manufacturing activities, freight and delivery, product warranty, remediation and personnel costs (salaries, bonuses, benefits, and stock-based compensation). Personnel costs in cost of revenue include both direct labor costs, as well as costs attributable to any individuals whose activities relate to the procurement, installment and delivery of the finished product and services. Cost of revenue owed but not yet paid is recorded as accrued cost of revenue in the accompanying condensed consolidated financial statements. Deferred cost of revenue results from the timing differences between the costs incurred in advance of the satisfaction of all revenue recognition criteria consistent with our revenue recognition policy.

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

3. Equity method investment

On February 9, 2023, we entered into a limited liability company agreement (the "LLC Agreement") with Taihua New Energy (Thailand) Co., LTD ("Taihua"), a leading steel fabricator and an existing vendor, and DAYV LLC, for the creation of Alpha Steel LLC ("Alpha Steel"), a Delaware limited liability company dedicated to producing steel components, including torque tubes, for utility-scale solar projects. The Alpha Steel facility, which is located outside of Houston in Sealy, Texas, is expected to begin commercial production in the fourth quarter of 2023.

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

As of September 30, 2023, we made a required initial capital contribution to Alpha Steel of $0.9 million. Pursuant to the LLC Agreement, we could be required to make up to $2.6 million in additional capital contributions as Alpha Steel expands production. Alpha Steel had no operating revenue during the three and nine months ended September 30, 2023. We did, however, recognize a loss of $0.3 million from this unconsolidated subsidiary during the three and nine months ended September 30, 2023, reflecting our share of certain administrative and other expenses incurred to date.

In connection with the creation of Alpha Steel, we also entered into a three-year equipment supply agreement (the "Supply Agreement") with Alpha Steel, the terms of which will apply to our equipment purchase orders, including specified minimum purchase amounts for each twelve-month period during the term of the Supply Agreement, following commencement of production. The Supply Agreement may be terminated early in accordance with its provisions or may be extended beyond the initial term if mutually agreed to by the parties.

4. Reduction in force

In August 2023, we restructured and combined selected indirect and administrative functions in order to better control and manage our overhead costs in relation to current market conditions, including the impact of start-up delays for certain customer projects. This effort resulted in a reduction of 21 employees, including certain members of our executive leadership team, or approximately 9% of our existing headcount at that time. In connection with this effort, we recognized severance and termination-related costs as follows:

(in thousands)	For the three and nine months ended September 30, 2023
Cost of revenue	$252
Research and development	154
Selling and marketing	169
General and administrative	1,513
Total	$2,088

At September 30, 2023, we had an accrual totaling approximately $1.2 million relating to costs still to be paid to our former employees.

5. ATM program

On September 14, 2022, we filed a prospectus supplement and entered into an equity distribution agreement (as amended from time to time, the "EDA") under which we may from time to time, in one or more transactions, offer and sell newly issued shares of our common stock having an aggregate offering price of up to $100 million in "at the money" offerings (the "ATM program"). We have and intend to continue to use the net proceeds from this offering for general corporate purposes, including working capital and operating expenses. We may also use a portion of such proceeds to acquire or invest in businesses, products, services or technologies.

Credit Suisse Securities (USA) LLC served as our initial sales agent under the EDA until August 9, 2023, when that role was assumed by Barclays Capital Inc. ("Barclays") pursuant to an amendment to the EDA. The offering of our common stock under the EDA will terminate upon the earlier of (1) the sale of all common stock subject to the EDA or (2) the termination of the EDA by us or by Barclays as permitted therein. The EDA contains customary representations, covenants and indemnification provisions.

Under the ATM program, we sold 6,149,885 and 15,421,885 shares of newly issued common stock valued at $10.7 million and $35.1 million, respectively (for proceeds, net of commissions and fees, of approximately $10.4 million and $34.0 million, respectively), during the three and nine months ended September 30, 2023. As of September 30, 2023, approximately $64.9 million of capacity remained for future sales of our common stock under the ATM program.

6. Accounts receivable, net

Accounts receivable consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Trade receivables	$49,963	$35,367
Related party receivables	777	—
Revenue recognized in excess of billings	26,115	14,844
Other receivables	6	25
Total	76,861	50,236
Allowance for credit losses	(5,486)	(1,184)
Accounts receivable, net	$71,375	$49,052

Information relating to related party receivables at September 30, 2023, may be found below in Note 17, "Related party transactions".

Included in total receivables above are amounts billed under retainage provisions totaling $0.9 million and $3.7 million as of September 30, 2023 and December 31, 2022, respectively, which are due within the next twelve months.

Activity in the allowance for credit losses during the nine months ended September 30, 2023 was as follows:

(in thousands)	For the nine months ended September 30, 2023
Balance at beginning of period	$1,184
Impact of adoption of ASU 2016-13 at beginning of year	—
Additions charged to earnings during the period	4,302
Balance at end of period	$5,486

During the three months ended September 30, 2023, we recognized provisions for credit losses totaling $4.1 million.

7. Inventories, net

Inventories consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Finished goods	$5,444	$16,269
Allowance for slow-moving and obsolete inventory	(789)	(1,320)
Total	$4,655	$14,949

8. Prepaid and other current assets

Prepaid and other current assets consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Vendor deposits	$5,370	$5,085
Prepaid expenses	2,171	3,544
Prepaid taxes	250	163
Deferred cost of revenue	997	—
Surety collateral	1	107
Other current assets	4,679	1,405
Total	$13,468	$10,304

At September 30, 2023, other current assets included $3.5 million of (i) a short-term, interest-bearing loan to a customer, as well as (ii) a non-interest-bearing customer advance, both of which are for pre-project construction financing activities. These amounts are secured by customer assets and, additionally in one case by a financial guarantee.

9. Leases

We lease office and warehouse space in various locations, including our corporate headquarters in Austin, Texas. Additionally, we lease space for an applications laboratory in Austin, Texas and have a membership in a collaborative research facility in Colorado. During the nine months ended September 30, 2023, we also leased space (i) in Seguin, Texas for a research and development facility that we began using in the third quarter of 2023 as a replacement for the collaborative research facility in Colorado, (ii) for new offices in India and South Africa and (iii) for employee housing in Australia. All of our manufacturing is outsourced to contract manufacturing partners, and we currently do not own or lease any manufacturing facilities.

Our lease expense consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Operating lease cost	$251	$166	$748	$550
Short-term lease cost	132	122	334	332
Total lease cost	$383	$288	$1,082	$882

Reported in:
Cost of revenue	$245	$164	$710	$522
Research and development	14	11	40	33
Selling and marketing	24	12	62	25
General and administrative	100	101	270	302
Total lease cost	$383	$288	$1,082	$882

Future remaining operating lease payment obligations were as follows:

(in thousands)	September 30, 2023
Remainder of 2023	$219
2024	818
2025	755
2026	219
2027	192
Thereafter	16
Total lease payments	2,219
Less: imputed interest	(167)
Present value of operating lease liabilities	$2,052

Current portion of operating lease liability	$742
Operating lease liability, net of current portion	1,310
Present value of operating lease liabilities	$2,052

10. Property and equipment, net

Property and equipment consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Leasehold improvements	$157	$22
Field equipment	1,012	1,078
Information technology equipment	440	355
Tooling	953	824
Capitalized software	495	250
Total	3,057	2,529
Accumulated depreciation	(1,372)	(827)
Property and equipment, net	$1,685	$1,702

Depreciation expense recognized for the three and nine months ended September 30, 2023, totaled $0.2 million and $0.6 million, respectively. Depreciation expense recognized for the three and nine months ended September 30, 2022, totaled $0.2 million and $0.4 million, respectively.

11. Intangible assets, net and goodwill

Intangible assets consisted of the following:

(in thousands)	Estimated Useful Lives (Years)	September 30, 2023	December 31, 2022
Developed technology	2.5 – 3.0	$2,515	$2,591
Total		2,515	2,591
Accumulated amortization		(1,858)	(1,478)
Intangible assets, net		$657	$1,113

Amortization expense recognized for the three and nine months ended September 30, 2023, totaled $0.1 million and $0.4 million, respectively. Amortization expense recognized for the three and nine months ended September 30, 2022, totaled $0.1 million.

During the nine months ended September 30, 2023, activity in our goodwill balance was as follows:

(in thousands)	Nine months ended September 30, 2023
Balance at December 31, 2022	$7,538
Translation	(395)
Balance at September 30, 2023	$7,143

12. Debt

On April 30, 2021, we entered into an agreement for our Credit Facility with various lenders, including Barclays Bank PLC, as issuing lender, the swingline lender and as administrative agent (the "Credit Facility Agreement") providing aggregate commitments of up to $100.0 million. We have not made any draws on our Credit Facility as of September 30, 2023. However, as of September 30, 2023, we had $2.0 million in letters of credit outstanding that reduced our available borrowing capacity to approximately $98.0 million.

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

We are required to maintain a liquidity level (defined as unrestricted cash and cash equivalents plus the available borrowing capacity under the Credit Facility) of no less than $125.0 million at each quarter end in order to utilize the Credit Facility. As of September 30, 2023, we were over the required minimum liquidity level thus allowing us to continue to access our Credit Facility up to the available borrowing capacity, pending the measurement of our liquidity level again at the end of the next fiscal quarter.

13. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	September 30, 2023	December 31, 2022
Accrued cost of revenue	$19,923	$13,198
Related party accrued cost of revenue	1,304	—
Accrued compensation	1,666	4,688
Other accrued expenses	2,885	6,010
Total accrued expenses	$25,778	$23,896

Warranty reserves	$7,738	$8,004
Current portion of operating lease liability	742	417
Non-federal tax obligations	109	463
Total other current liabilities	$8,589	$8,884

Information relating to related party accruals at September 30, 2023, may be found below in Note 17, "Related party transactions".

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

Activity by period in the Company's warranty accruals was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Balance at beginning of period	$12,081	$11,444	$12,426	$9,346
Warranties issued during the period(a)	1,086	3,190	3,938	7,374
Settlements made during the period	(847)	(1,759)	(3,184)	(3,139)
Changes in liability for pre-existing warranties	(363)	(92)	(1,223)	(798)
Balance at end of period	$11,957	$12,783	$11,957	$12,783

Warranty accruals are reported in:
Other current liabilities	$7,738	$8,304	$7,738	$8,304
Other non-current liabilities	4,219	4,479	4,219	4,479
Balance at end of period	$11,957	$12,783	$11,957	$12,783
(a) – Inclusive of accruals for expected remediation activities

14. Income taxes

For the three months ended September 30, 2023 and 2022 we recorded income tax expense of $0.17 million and an income tax benefit of $0.15 million respectively. For the nine months ended September 30, 2023 and 2022, we recorded income tax expense of $0.18 million and $0.02 million, respectively. These amounts for each period were lower than the statutory rate of 21%, primarily due to a valuation allowance established against the U.S. deferred tax assets.

We have had no material change in our unrecognized tax benefits since December 31, 2022. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of September 30, 2023 and December 31, 2022, we had no accrued interest or penalties related to unrecognized tax benefits.

15. Commitments and contingencies

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

In March of 2023, CBP issued notices of tariff assessment that indicated an action taken at the Import Specialist (i.e., the port) level with respect to merchandise imported from Thailand under entry number 004-1058562-5 (the “625 Assessment”) and entry number 004-1063793-9 (the “Original 939 Assessment”, and collectively with the 625 Assessment, the “Original CBP Assessments”). The Original CBP Assessments related to certain torque beams that are used in our Voyager+ product that were imported in 2022. In the Original CBP Assessments, CPB asserted that Section 301 China tariffs, Section 232 steel & aluminum tariffs, and antidumping and countervailing duties applied to the merchandise. Based on correspondence received to date from CBP and our calculations based on applicable duty and tariff rates, the 625 Assessment is currently for approximately $2.16 million. In September of 2023, CBP informed us (the "Revised 939 Assessment", and together with the 625 Assessment, the "Revised CBP Assessments") that the amount owed under the Original 939 Assessment was being revised downward to approximately $2.01 million. In particular, CBP accepted our position that the Section 301 tariffs of 25% or 7.5% of the value of the merchandise, depending on tariff classification, as well as the antidumping and countervailing duties, previously assessed under the Original 939 Assessment are not applicable as they are only applicable to articles that originate in China and that, in this case, the finished goods are products of Thailand.

Upon review of the facts involved, and in consultation with outside legal counsel, we believe that the remaining amounts claimed in the Revised CBP Assessments are incorrect. In particular, the Section 301 tariffs of 25% or 7.5% of the value of the merchandise, depending on tariff classification, as well as the antidumping and countervailing duties, are not applicable under the 625 Assessment for the same reason stated above with respect to the Revised 939 Assessment, which has been accepted by CBP. Moreover, with respect to both Revised CBP Assessments, we believe that the goods in question were properly classified as parts of structures at the time of importation and that when properly classified, the beams and other materials are not subject to Section 232 duties applicable to more basic steel products.

CBP has legally finalized both Revised CBP Assessments. We filed a formal protest for the 625 Assessment in September of 2023 and plan to do the same for the Revised 939 Assessment. Based on the above, and under the relevant accounting guidance related to loss contingencies, we have made no accrual for the amounts claimed by CBP as of September 30, 2023, as we do not consider these amounts to be a probable obligation, as such term is defined and interpreted under the relevant accounting guidance, for us at this time. However, because matters of this nature are subject to inherent uncertainties, and unfavorable rulings or developments, including future assessments of additional duties or tariffs owed in respect of other shipments or other materials beyond what is presently included in the Revised CBP Assessments, could occur despite our belief that the tariffs and duties asserted are incorrect, there can be no certainty that the Company may not ultimately incur charges that are not currently recorded as liabilities. Since the outcome of these matters cannot be predicted with certainty, the costs associated with them could have a material adverse effect on our consolidated results of operations, financial position, or liquidity.

16. Stock-based compensation

Stock compensation expense for each period was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Cost of revenue	$181	$1,153	$1,313	$2,521
Research and development	85	487	449	1,134
Selling and marketing	166	598	821	1,630
General and administrative	760	5,269	6,461	9,970
Total stock compensation expense	$1,192	$7,507	$9,044	$15,255

17. Related party transactions

Transaction with Ayna.AI LLC

In February 2022, we engaged Ayna.AI LLC (as successor in interest to Fernweh Engaged Operator Company LLC) (“Ayna”) to support us with improvements to our processes and performance in various areas including design, sourcing, logistics, pricing, software and standard configuration. The consideration for this engagement was a combination of cash and stock options, including options that vested over time, as well as options with vesting tied to certain performance metrics. The foregoing engagement constituted a related party transaction as South Lake One LLC, an entity affiliated with Isidoro Quiroga Cortés, a member of our board of directors, and a holder of more than 5% of our outstanding capital stock, is an investor in Ayna. In addition, Discrimen LLC is an investor in Ayna, and Isidoro Quiroga Cortés is affiliated with that entity. Isidoro Quiroga Cortés is also on the board of directors of Ayna.

On September 13, 2023, we executed a termination of the master services agreement and statement of work (collectively, the "Service Agreement") with Ayna and Fernweh Group LLC, the parent company of Fernweh Engaged Operator Company LLC, which resulted in a forfeiture of 2,000,000 unvested stock options that were part of the initial consideration for the engagement. Due to the accelerated timing of the payments required for the cash portion of the initial consideration and the expected service period over which the engagement was estimated to last, we had unamortized prepaid balances remaining at the termination date totaling approximately $3.2 million. These prepaid balances were fully amortized during the three months ended September 30, 2023 as a charge to general and administrative expense. In addition, approximately $1.1 million of stock-based compensation expense previously recognized on the unvested stock options was reversed during the three months ended September 30, 2023 in connection with their forfeiture. An additional 1,000,000 options to purchase shares of common stock at an exercise price of $3.86 per share were fully vested and exercisable as of the termination date.

For the three and nine months ended September 30, 2023, we incurred $2.1 million and $3.5 million, respectively, of general and administrative expense associated with our engagement of Ayna, inclusive of the amounts described above. Cash payments to Ayna in 2023 prior to the termination of the Service Agreement totaled $2.5 million. During the three and nine months ended September 30, 2022, we incurred $0.9 million and $3.0 million, respectively, of general and administrative expenses and made cash payments totaling $1.7 million during the nine months ended September 30, 2022.

Repurchase of common stock and issuance of RSUs

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

Concurrent with the transaction described above and with the approval of our Board of Directors, we issued 250,000 RSUs to Mr. Tony Alvarez, who was appointed as our Board Observer, effective July 5, 2023, and 62,500 RSUs to Mr. William Aldeen "Dean" Priddy, Jr., a member of our Board of Directors and Chairman of the Audit Committee of the Board. These RSU grants will vest upon the one-year anniversary of the date of grant.

Related party receivables and payables

We have related party receivables at September 30, 2023, totaling $0.8 million for future material costs discounts contractually owed to us by Alpha Steel in connection with the expected receipt of manufacturing incentives available to Alpha Steel under the Inflation Reduction Act as costs are incurred by Alpha Steel to purchase raw materials and manufacture torque tubes and other products that will be used to fulfill purchase orders we issue to Alpha Steel.

We also have related party payables to Alpha Steel at September 30, 2023, totaling $1.3 million for the accrued cost of revenue recognized on certain of our customer projects associated with the cost of products that are being manufactured for us by Alpha Steel.

18. Net loss per share

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net loss (in thousands)	$(16,937)	$(25,636)	$(39,113)	$(79,112)
Weighted average shares outstanding for calculating basic and diluted loss per share	119,793,821	102,164,455	112,794,562	100,642,126
Basic and diluted loss per share	$(0.14)	$(0.25)	$(0.35)	$(0.79)

For purposes of computing diluted loss per share, weighted average common shares outstanding do not include potentially dilutive securities that are anti-dilutive, as shown below.

	For the three and nine months ended September 30,
	2023	2022
Anti-dilutive securities excluded from calculating dilutive loss per share:
Shares of common stock issuable under stock option plans outstanding	3,048,139	7,407,333
Shares of common stock issuable upon vesting of RSUs	7,982,821	7,603,064
Potential common shares excluded from diluted net loss per share calculation	11,030,960	15,010,397

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

This discussion and analysis of our financial condition and results of operations contain the presentation of Adjusted EBITDA, Adjusted Net Loss and Adjusted EPS, which are not presented in accordance with U.S. GAAP. Adjusted EBITDA, Adjusted Net Loss and Adjusted EPS are being presented because they provide the Company and readers of this Form 10-Q with additional insight into our operational performance relative to earlier periods and relative to our competitors. We do not intend Adjusted EBITDA, Adjusted Net Loss and Adjusted EPS to be substitutes for any U.S. GAAP financial information. Readers of this Form 10-Q should use Adjusted EBITDA, Adjusted Net Loss and Adjusted EPS only in conjunction with Net Loss and Net Loss per Share, the most comparable U.S. GAAP financial measures. Reconciliations of Adjusted EBITDA, Adjusted Net Loss and Adjusted EPS to Net Loss and Net Loss per Share, the most comparable U.S. GAAP measures, are provided in "Non-GAAP Financial Measures" below.

Overview

FTC Solar, Inc. (the “Company”, “we”, “our”, or “us”) was founded in 2017 and is incorporated in the state of Delaware. In April 2021, we completed an initial public offering ("IPO"), and our common stock began trading on the Nasdaq Global Market under the symbol “FTCI”.

We are a global provider of solar tracker systems, supported by proprietary software and value-added engineering services. Solar tracker systems move solar panels throughout the day to maintain an optimal orientation relative to the sun, thereby increasing the amount of solar energy produced at a solar installation. Our original tracker system is currently marketed under the Voyager brand name (“Voyager”), which is our two-panel in-portrait ("2P") single-axis tracker solution. In September 2022, we announced the introduction of Pioneer, our new one module-in-portrait ("1P") solar tracker solution. We have also launched a new mounting solution to support the installation and use of U.S.-manufactured thin-film modules by project owners and, in August 2023, we introduced SUNOPS, a cloud-based, tracker-agnostic solar asset monitoring solution allowing asset owners and managers to evaluate the operation and performance of their solar deployments. In addition, we have a team of renewable energy professionals available to assist our U.S. and worldwide clients in site layout, structural design, pile testing and other needs across the solar project development and construction cycle. The Company is headquartered in Austin, Texas, and has international subsidiaries in Australia, China, India and South Africa.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups (JOBS) Act. Under the JOBS Act, we elected to use the allowed extended transition period to delay adopting new or revised accounting standards until such time as those standards apply to private companies.

Key Factors Affecting Our Performance

Government Regulations. Changes in the U.S. trade environment, including the imposition of import tariffs, AD/CVD investigations and the UFLPA, which became effective in June 2022, can have an impact on the timing of developer projects. The UFLPA resulted in new rules for module importers and reviews by CBP. There is currently uncertainty in the market around achieving full compliance with UFLPA, whether related to sufficient traceability of materials or other factors. Escalating trade tensions, particularly between the United States and China, have led to increased tariffs and trade restrictions, including tariffs applicable to certain raw materials and components for our products. We have taken measures with the intention of mitigating the effect of tariffs and the impact of AD/CVD and UFLPA on our business by reducing our reliance on China and enhancing our U.S.-based supply chain, including through our investment in Alpha Steel, as described further in Note 3, "Equity method investment" in Part I, Item 1 of this Form 10-Q. In 2019, 90% of our supply chain was sourced from China. As of September 30, 2023, we have qualified suppliers outside of China for certain of our commodities and we continue to work to reduce the extent to which our supply chain for U.S.-based projects is subject to existing tariffs. We have entered into partnerships with manufacturers in the United States, Mexico, Canada, Spain, Brazil, Turkey, Saudi Arabia, India, Thailand, Vietnam and Korea to diversify our supply chain and optimize costs. On June 6, 2022, President Biden issued a proclamation allowing U.S. solar deployers to import solar modules and cells from Cambodia, Malaysia, Thailand and Vietnam free from certain duties for 24 months, along with other incentives designed to accelerate U.S. domestic production of clean energy technologies.

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

Disruptions in Transportation and Supply Chain. Our costs are affected by the costs of certain components and materials, such as steel, motors and micro-chips, as well as transportation costs. Current market conditions and international conflicts that constrain the supply of materials and disrupt the flow of materials from international vendors impact the cost of our products and services, along with overall rates of inflation in the global economy, which have been higher than pre-COVID 19 pandemic historical rates. Transportation costs, including ocean freight and U.S. domestic haul rates, increased at the beginning of the COVID-19 pandemic but have since returned to pre-pandemic rates. Domestic fuel prices, however, continue to be elevated compared to pre-pandemic rates. Additionally, COVID-19 shutdowns in China during 2022 created a backlog of exports and increased demand for container shipments from China, but such shutdowns have since been eased by the Chinese government. These cost increases and decreases impact our operating margins. We have taken steps to expand and diversify our manufacturing partnerships and have adjusted our modes of transportation to mitigate the impact of headwinds that arise in the global supply chain and logistics markets. As an example, we have modified our ocean freight from previously using charter shipments to now using containerized shipments as costs in the container market began to decrease in 2022. We continue to monitor the logistics markets and will continue to evaluate our use of various modes of transportation when warranted to optimize our transportation costs. Additionally, from February 2022 to September 2023, we utilized a related-party consulting firm to support us in making improvements to our processes and performance in various areas, including design, sourcing, logistics, pricing, software and our distributed generation business. Further information may be found in Note 17, "Related party transactions" in Part I, Item 1 of this Form 10-Q with regard to the related-party consulting firm. We intend to maintain a sharp focus on our design-to-value initiative to continue to improve margins by reducing manufacturing and material costs of our products.

Megawatts ("MW") Produced and MW Shipped and Average Selling Price ("ASP"). The primary operating metrics we use to evaluate our sales performance and to track market acceptance of our products are the change in quantity of MW produced and MW shipped from period to period. MW are measured for each individual project and are calculated based on the expected output of that project once installed and fully operational. We also utilize metrics related to price and cost of goods sold per watt, including the change in ASP from period to period and cost per watt. ASP is calculated by dividing product and service revenue by total watts produced or shipped and product and service cost per watt is calculated by dividing product or service costs of goods sold by total watts produced or shipped. These metrics enable us to evaluate trends in pricing, manufacturing and logistics costs and profitability. Events such as the COVID-19 pandemic, global inflation rates and international conflicts have in the past impacted and may continue to impact the U.S. economy, global supply chains, and our business. These impacts can cause significant shipping delays and cost increases, as well as offsetting ASP increases, and also raise the price of inputs like steel and logistics, affecting our cost per watt.

Investment in Technology and Personnel. We invest in both the people and technology behind our products. We intend to continue making significant investments in the technology for our products and expansion of our patent portfolio to attract and retain customers, expand the capabilities and scope of our products, and enhance user experience. As an example, in August 2023, we introduced SUNOPS, a cloud-based, tracker-agnostic solar asset monitoring solution allowing asset owners and managers to evaluate the operation and performance of their solar deployments. We also intend over time to make significant investments to attract and retain employees in key positions, including sales leads, engineers, software developers, quality assurance personnel, supply chain personnel, product management, and operations personnel, to help us drive additional efficiencies across our marketplace and, in the case of sales leads, to continue to enhance and diversify our sales capabilities, including international expansion.

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

Non-GAAP Financial Measures

Adjusted EBITDA, adjusted net loss and adjusted earnings per share ("EPS")

We utilize Adjusted EBITDA, Adjusted Net Loss, and Adjusted EPS as supplemental measures of our performance. We define Adjusted EBITDA as net loss plus (i) provision for (benefit from) income taxes, (ii) interest expense, net, (iii) depreciation expense, (iv) amortization of intangibles, (v) stock-based compensation, and (vi) non-routine legal fees, severance and certain other costs (credits). We also deduct the contingent gains from the disposal of our investment in an unconsolidated subsidiary from net loss in arriving at Adjusted EBITDA. We define Adjusted Net Loss as net loss plus (i) amortization of debt issue costs and intangibles, (ii) stock-based compensation, (iii) non-routine legal fees, severance and certain other costs (credits), and (iv) the income tax expense (benefit) of those adjustments, if any. We also deduct the contingent gains from the disposal of our investment in an unconsolidated subsidiary in arriving at Adjusted Net Loss. Adjusted EPS is defined as Adjusted Net Loss on a per share basis using our weighted average diluted shares outstanding.

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

	Three months ended September 30,
	2023		2022
(in thousands, except shares and per share data)	Adjusted EBITDA	Adjusted Net Loss	Adjusted EBITDA	Adjusted Net Loss
Net loss per U.S. GAAP	$(16,937)	$(16,937)	$(25,636)	$(25,636)
Reconciling items -
Provision for (benefit from) income taxes	166	—	(151)	—
Interest expense, net	108	—	160	—
Amortization of debt issue costs in interest expense	—	177	—	177
Depreciation expense	205	—	182	—
Amortization of intangibles	133	133	135	135
Stock-based compensation	1,192	1,192	7,507	7,507
Gain from disposal of investment in unconsolidated subsidiary(a)	—	—	(1,408)	(1,408)
Non-routine legal fees(b)	98	98	842	842
Severance(c)	2,088	2,088	311	311
Other costs(d)	3,241	3,241	324	324
Adjusted Non-GAAP amounts	$(9,706)	$(10,008)	$(17,734)	$(17,748)

U.S. GAAP net loss per share:
Diluted	N/A	$(0.14)	N/A	$(0.25)

Adjusted Non-GAAP net loss per share (Adjusted EPS):
Diluted	N/A	$(0.08)	N/A	$(0.17)

Weighted-average common shares outstanding:
Diluted	N/A	119,793,821	N/A	102,164,455

(a)	Our management excludes the gain from collections of contingent contractual amounts arising from the sale in 2021 of our investment in an unconsolidated subsidiary.
(b)	Non-routine legal fees represent legal fees and other costs incurred for specific matters that were not ordinary or routine to the operations of the business.
(c)	Severance costs were incurred in 2023 and 2022 due to restructuring changes.
(d)

Other costs in 2023 included the write-off of remaining prepaid costs resulting from the termination of our consulting agreement with a related party, as described further in Note 17 in Part I, Item 1 above. Other costs in 2022 included a second installment payment relating to a CEO transition event that occurred in 2021, as well as professional fees associated with our IPO.

	Nine months ended September 30,
	2023		2022
(in thousands, except shares and per share data)	Adjusted EBITDA	Adjusted Net Loss	Adjusted EBITDA	Adjusted Net Loss
Net loss per U.S. GAAP	$(39,113)	$(39,113)	$(79,112)	$(79,112)
Reconciling items -
Provision for income taxes	175	—	15	—
Interest expense, net	194	—	882	—
Amortization of debt issue costs in interest expense	—	532	—	526
Depreciation expense	595	—	447	—
Amortization of intangibles	409	409	135	135
Stock-based compensation	9,044	9,044	15,255	15,255
Gain from disposal of investment in unconsolidated subsidiary(a)	(898)	(898)	(1,745)	(1,745)
Non-routine legal fees(b)	181	181	5,742	5,742
Severance(c)	2,075	2,075	1,037	1,037
Other costs(d)	3,241	3,241	1,904	1,904
Adjusted Non-GAAP amounts	$(24,097)	$(24,529)	$(55,440)	$(56,258)

U.S. GAAP net loss per share:
Diluted	N/A	$(0.35)	N/A	$(0.79)

Adjusted Non-GAAP net loss per share (Adjusted EPS):
Diluted	N/A	$(0.22)	N/A	$(0.56)

Weighted-average common shares outstanding:
Diluted	N/A	112,794,562	N/A	100,642,126

(a)	Our management excludes the gain from collections of contingent contractual amounts arising from the sale in 2021 of our investment in an unconsolidated subsidiary.
(b)	Non-routine legal fees represent legal fees and other costs incurred for specific matters that were not ordinary or routine to the operations of the business.
(c)	Severance costs were incurred in 2023 and 2022 due to restructuring changes.
(d)

Other costs in 2023 included the write-off of remaining prepaid costs resulting from the termination of our consulting agreement with a related party, as described further in Note 17 in Part I, Item 1 above. Other costs in 2022 included a second installment payment relating to a CEO transition event that occurred in 2021, as well as certain costs attributable to settlement of stock-based compensation awards resulting from our IPO, professional fees and registration statement filing costs pursuant to our IPO and amounts attributable to our acquisition of HX Tracker.

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

Cost of revenue and gross profit (loss)

We subcontract with third-party companies to manufacture and deliver our products directly to our customers. Our product costs are affected by the underlying cost of raw materials procured by these contract manufacturers, including steel and aluminum; component costs, including electric motors and gearboxes; technological innovation in manufacturing processes; and our ability to achieve economies of scale resulting in lower component costs. We do not currently hedge against changes in the price of raw materials, but we continue to explore opportunities to mitigate the risks of foreign currency and commodity fluctuations through the use of hedges and foreign exchange lines of credit. Some of these costs, primarily personnel, are not directly affected by sales volume.

We have made changes to our headcount in recent years as we initially scaled up our business and, more recently, made adjustments at the end of 2022 and in August 2023 in response to current project activity levels. Our gross profit may vary period-to-period due to changes in our headcount, ASP, product costs, product mix, customer mix, geographical mix, shipping methods, warranty costs and seasonality.

Operating expenses

Operating expenses consist of research and development expenses, selling and marketing expenses and general and administrative expenses. Personnel-related costs are the most significant component of our operating expenses and include salaries, benefits, bonuses, commissions and stock-based compensation expenses.

We froze non-essential hiring during the latter part of 2022 and implemented reductions in our workforce at the end of 2022 and in August 2023, in response to regulatory and other issues that were negatively impacting our solar project activity levels. In addition, our operating costs have been impacted by (i) our level of research activities to originate, develop and enhance our products, (ii) our sales and marketing efforts as we expand our development activities in other parts of the world, and (iii) variations in legal and professional fees, compliance costs, insurance, facility costs and other costs associated with strategic changes in response to changing market conditions and other matters.

Results of Operations - Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

	Three months ended September 30,
	2023		2022
(in thousands, except percentages)	Amounts	Percentage of revenue	Amounts	Percentage of revenue
Revenue:
Product	$27,274	89.3%	$3,543	21.4%
Service	3,274	10.7%	13,029	78.6%
Total revenue	30,548	100.0%	16,572	100.0%
Cost of revenue:
Product	22,775	74.6%	11,411	68.9%
Service	4,394	14.4%	14,676	88.6%
Total cost of revenue	27,169	88.9%	26,087	157.4%
Gross profit (loss)	3,379	11.1%	(9,515)	(57.4%)
Operating expenses
Research and development	1,921	6.3%	2,126	12.8%
Selling and marketing	6,324	20.7%	1,994	12.0%
General and administrative	11,411	37.4%	13,059	78.8%
Total operating expenses	19,656	64.3%	17,179	103.7%
Loss from operations	(16,277)	(53.3%)	(26,694)	(161.1%)
Interest expense, net	(108)	(0.4%)	(160)	(1.0%)
Gain from disposal of investment in unconsolidated subsidiary	—	0.0%	1,408	8.5%
Other expense, net	(50)	(0.2%)	(341)	(2.1%)
Loss from unconsolidated subsidiary	(336)	(1.1%)	—	0.0%
Loss before income taxes	(16,771)	(54.9%)	(25,787)	(155.6%)
(Provision for) benefit from income taxes	(166)	(0.5%)	151	0.9%
Net loss	$(16,937)	(55.4%)	$(25,636)	(154.7%)

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

	Three months ended September 30,
(in thousands)	2023	2022	$ Change	% Change
Product	$27,274	$3,543	$23,731	669.8%
Service	3,274	13,029	(9,755)	(74.9)%
Total revenue	$30,548	$16,572	$13,976	84.3%

Product revenue

The increase in product revenue for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, was primarily due to an increase of 483% in the amount of megawatts produced as activity during the three months ended September 30, 2022, was adversely impacted by regulatory issues involving the Solar Circumvention Investigation and the UFLPA. In addition, we had an increase of 32% in ASP for the three months ended September 30, 2023, as a result of better project pricing in comparison to the low revenue level for the three months ended September 30, 2022.

Although our current quarter production increased compared to the same period last year, our activity levels during the three months ended September 30, 2023, continued to be constrained by recent customer project delays.

Service revenue

The decrease in service revenue for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, primarily resulted from (i) a decrease of 68% in the amount of MW delivered as a result of timing of project manufacturing completions, as well as (ii) a decrease of 22% in ASP as pricing has moderated in relation to lower transportation costs as compared to the three months ended September 30, 2022.

Service revenue did not fully cover the related costs during the three months ended September 30, 2023 and 2022, due largely to warehousing costs for inventory not assigned to specific projects.

Cost of revenue and gross profit (loss)

Cost of revenue consists primarily of costs related to raw materials, equipment manufacturing activities, freight and delivery, product warranty, remediation and personnel costs (salaries, bonuses, benefits, and stock-based compensation). Personnel costs in cost of revenue include both direct labor costs, as well as costs attributable to any individuals whose activities relate to the procurement, installment and delivery of the finished product and services.

Gross profit may vary from period-to-period and is primarily affected by our ASP, product costs, timing of tracker production and delivery, customer mix, geographical mix, shipping method, logistics costs, warranty costs, indirect cost control efforts and seasonality.

	Three months ended September 30,
(in thousands)	2023	2022	$ Change	% Change
Product	$22,775	$11,411	$11,364	99.6%
Service	4,394	14,676	(10,282)	(70.1)%
Total cost of revenue	$27,169	$26,087	$1,082	4.1%
Gross profit (loss)	$3,379	$(9,515)	$12,894	(135.5)%
Gross profit (loss) percentage of revenue	11.1%	(57.4%)

The increase in cost of revenue for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, was primarily driven by an increase of 483% in MW produced, which was largely offset by a decrease of 68% in shipping and logistics activity and by a reduction of 66% in the cost per MW produced as a result of lower direct costs due to our design to value efforts, lower remediation and warranty costs, as well as reduced overhead spending due to our other cost control efforts, including headcount reductions, and lower stock-based compensation expense during the current period.

Our gross profit (loss) percentage of revenue for the three months ended September 30, 2023 was a positive 11.1%, as compared to negative 57.4% for the three months ended September 30, 2022.

We had positive gross margin for the three months ended September 30, 2023 largely due to (i) higher production activity, (ii) a mix shift to higher margin product revenue and (iii) lower direct costs due to our design to value efforts, lower remediation and warranty costs, as well as reduced overhead spending resulting from our other cost control efforts.

We had a gross margin loss for the three months ended September 30, 2022 as production volumes were not sufficient to cover certain relatively fixed overhead costs and our service revenue was not sufficient to fully cover our related shipping, transportation and warehousing costs.

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

	Three months ended September 30,
(in thousands)	2023	2022	$ Change	% Change
Research and development	$1,921	$2,126	$(205)	(9.6%)

The decrease in research and development expenses for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, was primarily attributable to lower stock-based compensation costs of $0.4 million, largely attributable to award forfeitures resulting from the reduction in force in August 2023 and the absence of stock-based incentive compensation awards during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. This decrease was partially offset by higher facility costs and professional service fees. Research and development expenses as a percentage of revenue were 6.3% for the three months ended September 30, 2023, as compared to 12.8% for the three months ended September 30, 2022. The decrease in the percentage of revenue for the three months ended September 30, 2023, is largely a function of the higher revenue during the period.

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

	Three months ended September 30,
(in thousands)	2023	2022	$ Change	% Change
Selling and marketing	$6,324	$1,994	$4,330	217.2%

The increase in selling and marketing expenses for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, was primarily attributable to higher provisions for credit losses of $4.1 million related to a charge associated with a specific customer account. Selling and marketing costs as a percentage of revenue were 20.7% for the three months ended September 30, 2023, compared to 12.0% for the three months ended September 30, 2022.

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

	Three months ended September 30,
(in thousands)	2023	2022	$ Change	% Change
General and administrative	$11,411	$13,059	$(1,648)	(12.6%)

The decrease in general and administrative expenses for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, was primarily attributable to $4.5 million of lower stock-based compensation expense related primarily to (i) forfeiture of awards in connection with the September 2023 termination of the Service Agreement with a related party as described further in Note 17, "Related party transactions" in Part I, Item 1 above, (ii) forfeiture of awards in connection with our reduction in force in August 2023 and (iii) the absence of stock-based incentive compensation awards during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. This was partially offset by a $3.2 million write off of remaining prepaid expense balances also associated with the termination of the Service Agreement with a related party as described above. General and administrative expenses as a percentage of revenue were 37.4% for the three months ended September 30, 2023, compared to 78.8% for the three months ended September 30, 2022.

Interest expense, net

	Three months ended September 30,
(in thousands)	2023	2022	$ Change	% Change
Interest expense, net	$108	$160	$(52)	(32.5)%

Interest expense totaled nearly $0.4 million and $0.3 million during the three months ended September 30, 2023 and 2022, respectively, and primarily consisted of letter of credit and commitment fees on the Credit Facility, along with associated debt issue cost amortization. Interest income earned on our cash equivalents was in excess of $0.2 million and $0.1 million during the three months ended September 30, 2023 and 2022, respectively.

Gain from disposal of investment in unconsolidated subsidiary

	Three months ended September 30,
(in thousands)	2023	2022	$ Change	% Change
Gain from disposal of investment in unconsolidated subsidiary	$—	$1,408	$(1,408)	(100.0%)

We sold our interest in our unconsolidated subsidiary, Dimension Energy LLC ("Dimension"), on June 24, 2021. Dimension is a community solar developer based in Atlanta, Georgia that provides renewable energy solutions for local communities in the United States. The sales agreement with Dimension included an earnout provision which provides the potential to receive additional contingent consideration of up to approximately $14.0 million through December 2024, based on Dimension achieving certain performance milestones. The sales agreement also includes a projects escrow release which is an additional contingent consideration to receive $7 million based on Dimension’s completion of certain construction projects in progress at the time of the sale. We made an accounting policy election to account for the contingent gains from the earnout provision and projects escrow release only when those amounts become realizable in the periods subsequent to the disposal date. During the three months ended September 30, 2022, we received escrow release payments of $1.4 million, that were recognized in accordance with our policy election. No escrow release payments were received during the three months ended September 30, 2023.

Loss from unconsolidated subsidiary

	Three months ended September 30,
(in thousands)	2023	2022	$ Change	% Change
Loss from unconsolidated subsidiary	$336	$—	$336	N/A

The loss from unconsolidated subsidiary for the three months ended September 30, 2023, represents our share of certain administrative and other expenses incurred to date by Alpha Steel that are accounted for using the equity method.

Results of Operations - Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

	Nine months ended September 30,
	2023		2022
(in thousands, except percentages)	Amounts	Percentage of revenue	Amounts	Percentage of revenue
Revenue:
Product	$80,927	78.0%	$43,677	45.1%
Service	22,874	22.0%	53,169	54.9%
Total revenue	103,801	100.0%	96,846	100.0%
Cost of revenue:
Product	73,694	71.0%	62,800	64.8%
Service	22,492	21.7%	59,360	61.3%
Total cost of revenue	96,186	92.7%	122,160	126.1%
Gross profit (loss)	7,615	7.3%	(25,314)	(26.1%)
Operating expenses
Research and development	5,716	5.5%	7,538	7.8%
Selling and marketing	9,887	9.5%	6,893	7.1%
General and administrative	31,053	29.9%	39,966	41.3%
Total operating expenses	46,656	44.9%	54,397	56.2%
Loss from operations	(39,041)	(37.6%)	(79,711)	(82.3%)
Interest expense, net	(194)	(0.2%)	(882)	(0.9%)
Gain from disposal of investment in unconsolidated subsidiary	898	0.9%	1,745	1.8%
Other expense, net	(265)	(0.3%)	(249)	(0.3%)
Loss from unconsolidated subsidiary	(336)	(0.3%)	—	0.0%
Loss before income taxes	(38,938)	(37.5%)	(79,097)	(81.7%)
Provision for income taxes	(175)	(0.2%)	(15)	0.0%
Net loss	$(39,113)	(37.7%)	$(79,112)	(81.7%)

Revenue

	Nine months ended September 30,
(in thousands)	2023	2022	$ Change	% Change
Product	$80,927	$43,677	$37,250	85.3%
Service	22,874	53,169	(30,295)	(57.0)%
Total revenue	$103,801	$96,846	$6,955	7.2%

Product revenue

The increase in product revenue for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, was primarily due to (i) an increase of 57% in the amount of MW produced as activity during the nine months ended September 30, 2022 was adversely impacted by regulatory issues involving the Solar Circumvention Investigation and the UFLPA and (ii) an increase of 13% in ASP as a result of improved project pricing. In addition, product revenue for the nine months ended September 30, 2022 was negatively impacted by a customer concession charge of $2.0 million.

Although our current year-to-date production increased compared to the same period last year, our activity levels during the nine months ended September 30, 2023, continued to be constrained by regulatory issues involving the UFLPA and recent customer project delays.

Service revenue

The decrease in service revenue for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily resulted from a decrease of 49% in the amount of MW delivered as a result of timing of project manufacturing completions, as well as a decrease of 21% in ASP as pricing has moderated in relation to lower transportation costs as compared to the nine months ended September 30, 2022. In addition, service revenue for the nine months ended September 30, 2022 was negatively impacted by a customer concession charge of $3.0 million.

During the nine months ended September 30, 2022, shipping, logistics and warehousing costs were not fully recoverable under certain existing contracts at that time.

Cost of revenue and gross profit (loss)

	Nine months ended September 30,
(in thousands)	2023	2022	$ Change	% Change
Product	$73,694	$62,800	$10,894	17.3%
Service	22,492	59,360	(36,868)	(62.1)%
Total cost of revenue	$96,186	$122,160	$(25,974)	(21.3)%
Gross profit (loss)	$7,615	$(25,314)	$32,929	(130.1)%
Gross profit (loss) percentage of revenue	7.3%	(26.1%)

The decrease in cost of revenue for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, was primarily driven by a decrease of 49% in shipping and logistics activity. While there was an increase of 57% in MW produced, the cost per MW produced decreased by 25% as a result of lower direct costs due to our design to value efforts, lower remediation and warranty costs, as well as reduced overhead spending due to the impact of other cost control efforts, including headcount reductions, during the current period.

Our gross profit (loss) percentage of revenue for the nine months ended September 30, 2023 was a positive 7.3%, as compared to negative 26.1% for the nine months ended September 30, 2022.

We had positive gross margin for the nine months ended September 30, 2023 largely due to (i) higher production activity, (ii) a mix shift to higher margin product revenue, (iii) an increase of 13% in our product ASP, and (iv) lower direct costs due to our design to value efforts, lower remediation and warranty costs, as well as reduced overhead spending resulting from our other cost control efforts, including headcount reductions.

We had a gross margin loss for the nine months ended September 30, 2022 as a result of (i) production volumes that were not sufficient to cover certain relatively fixed overhead costs, (ii) our inability to recover certain increased logistics costs on fixed price contracts, and (iii) recognition of a $5.0 million customer concession during the period.

Research and development

	Nine months ended September 30,
(in thousands)	2023	2022	$ Change	% Change
Research and development	$5,716	$7,538	$(1,822)	(24.2%)

The decrease in research and development expenses for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, was primarily attributable to (i) lower stock-based compensation expense of $0.7 million largely attributable to award forfeitures resulting from the reduction in force in August 2023 and lower stock-based incentive compensation awards during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, (ii) lower payroll-related costs of $0.5 million as a result of decreased headcount, (iii) lower spending of $0.5 million on lab activity and materials, and (iv) lower research facility costs of $0.1 million. Research and development expenses as a percentage of revenue were 5.5% for the nine months ended September 30, 2023, as compared to 7.8% for the nine months ended September 30, 2022.

Selling and marketing

	Nine months ended September 30,
(in thousands)	2023	2022	$ Change	% Change
Selling and marketing	$9,887	$6,893	$2,994	43.4%

The increase in selling and marketing expenses for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, was primarily attributable to (i) higher provisions for credit losses of $3.2 million related mainly to charges in both periods associated with a specific customer account and (ii) higher travel and professional service costs of approximately $0.4 million. This was partially offset by lower stock-based compensation expense of approximately $0.8 million largely attributable to award forfeitures resulting from the reduction in force in August 2023 and lower stock-based incentive compensation awards during the nine months ended

September 30, 2023 as compared to the nine months ended September 30, 2022. Selling and marketing expenses as a percentage of revenue were 9.5% for the nine months ended September 30, 2023, as compared to 7.1% for the nine months ended September 30, 2022.

General and administrative

	Nine months ended September 30,
(in thousands)	2023	2022	$ Change	% Change
General and administrative	$31,053	$39,966	$(8,913)	(22.3%)

The decrease in general and administrative expenses for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, was primarily attributable to (i) lower legal fees and settlement costs of $5.3 million, primarily related to our December 2022 settlement of an outstanding legal matter which eliminated a large amount of legal fees and costs during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, (ii) $3.5 million of lower stock-based compensation expense related primarily to (a) forfeiture of awards in connection with the September 2023 termination of the Service Agreement with a related party as described further in Note 17, "Related party transactions" in Part I, Item 1 above, (b) forfeiture of awards in connection with our reduction in force in August 2023, and (c) lower stock-based incentive compensation awards during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, (iii) $1.5 million of lower payroll-related costs due to lower cash incentive expense and headcount as compared to the same period last year, and (iv) $1.3 million of lower insurance costs. These decreases were partially offset by a $3.2 million write off of remaining prepaid expense balances also associated with the termination of the Service Agreement with a related party as described above. General and administrative expenses as a percentage of revenue were 29.9% for the nine months ended September 30, 2023, compared to 41.3% for the nine months ended September 30, 2022.

Interest expense, net

	Nine months ended September 30,
(in thousands)	2023	2022	$ Change	% Change
Interest expense, net	$194	$882	$(688)	(78.0)%

Interest expense for the nine months ended September 30, 2023 and 2022, totaled approximately $1.0 million and almost $1.1 million, respectively, and primarily consisted of letter of credit and commitment fees on the Credit Facility, along with associated debt issue cost amortization. Interest income earned on our cash equivalents during the nine months ended September 30, 2023 and 2022 totaled approximately $0.8 million and $0.2 million, respectively.

Gain from disposal of investment in unconsolidated subsidiary

	Nine months ended September 30,
(in thousands)	2023	2022	$ Change	% Change
Gain from disposal of investment in unconsolidated subsidiary	$898	$1,745	$(847)	(48.5%)

Pursuant to the earnout provision in our sales agreement with Dimension as described above, during the nine months ended September 30, 2023 and 2022, we received escrow release payments of $0.9 million and $1.7 million, respectively, that were recognized in accordance with our policy election of recognizing contingent gains when those amounts become realizable.

Loss from unconsolidated subsidiary

	Nine months ended September 30,
(in thousands)	2023	2022	$ Change	% Change
Loss from unconsolidated subsidiary	$336	$—	$336	N/A

The loss from unconsolidated subsidiary for the nine months ended September 30, 2023, represents our share of certain administrative and other expenses incurred to date by Alpha Steel that are accounted for using the equity method.

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

We have incurred cumulative losses since inception, resulting in an accumulated deficit of $288.0 million as of September 30, 2023, and have a history of cash outflows from operations. During the years ended December 31, 2021 and 2022, and the nine months ended September 30, 2023, we had $132.9 million, $54.5 million and $46.4 million, respectively, of cash outflows from operations. As of September 30, 2023, we had $31.5 million of cash on hand, $65.4 million of working capital, approximately $64.9 million of remaining capacity available for future sales of our common stock under our ATM program as described further in Note 5, "ATM program" in Part I, Item 1 above, and have approximately $98.0 million of unused borrowing capacity under our Credit Facility until termination on April 30, 2024. The Credit Facility includes a financial condition covenant stating we are required to have a minimum liquidity, consisting of cash on hand and unused borrowing capacity, of $125.0 million as of each quarter end. Additionally, as of September 30, 2023, we had a material contractual obligation that could require us to make additional equity investment capital contributions to Alpha Steel, as described further in "Note 3, Equity method investment".

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

These policies and actions have resulted in some developers deferring projects due to the uncertainty of panel supply and costs, which negatively impacted our 2022 revenue and cash flows and are continuing to negatively impact our revenue and our cash flows to date in 2023.

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

Our costs are affected by the costs of certain components and materials, such as steel, motors and micro-chips, as well as transportation costs. Current market conditions and international conflicts that constrain the supply of materials and disrupt the flow of materials from international vendors impact the cost of our products and services, along with overall rates of inflation in the global economy, which have been higher than pre-COVID 19 pandemic historical rates. Transportation costs, including ocean freight and U.S. domestic haul rates, increased at the beginning of the COVID-19 pandemic but have since returned to pre-pandemic rates. Domestic fuel prices, however, continue to be elevated compared to pre-pandemic rates. Additionally, COVID-19 shutdowns in China during 2022 created a backlog of exports and increased demand for container shipments from China, but such shutdowns have since been eased by the Chinese government. These cost increases and decreases impact our operating margins. We have taken steps to expand and diversify our manufacturing partnerships and have adjusted our modes of transportation to mitigate the impact of headwinds that arise in the global supply chain and logistics markets. As an example, we have modified our ocean freight from previously using charter shipments to now using containerized shipments as costs in the container market began to decrease in 2022. We continue to monitor the logistics markets and will continue to evaluate our use of various modes of transportation when warranted to optimize our transportation costs. Additionally, from February 2022 to September 2023, we utilized a related-party consulting firm to support us in making improvements to our processes and performance in various areas, including design, sourcing, logistics, pricing, software and our distributed generation business. For further information regarding this consulting firm, see Note 17, "Related party transactions" in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
•
we reduced our workforce by approximately 8% in December of 2022, and another 9% in the third quarter of 2023;
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
•
we launched Pioneer, a 1P solar tracker solution, and introduced a new mounting solution to support the installation and use of U.S.-manufactured thin-film modules not subject to UFLPA;
•
we reached a settlement agreement with FCX Solar, LLC in December 2022, regarding a lawsuit filed against us relating to claims of patent infringement in order to eliminate future time and expense involved in defending ourselves in this action; under the settlement agreement, we were able to utilize our common stock to satisfy a portion of the settlement payment;
•
we made an investment to acquire a 45% ownership interest in Alpha Steel, a manufacturing partnership with a leading steel fabricator, which will enhance our domestic supply chain to reduce our exposure to import duties and import restrictions, as described further in "Note 3, Equity method investment" above;
•
in 2023, we began selling newly issued shares of our common stock under our ATM program (as defined and described further in "Note 5, ATM program" above); and
•
we continue to actively explore options to obtain additional sources of capital through either the issuance of new debt or equity.

A number of the steps above, as well as improvements in the logistics markets and easing of supply chain constraints, contributed to us having positive gross profit in the nine months ended September 30, 2023, which also reduced our use of cash required to fund our operations during the current year-to-date period.

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

We have achieved success in executing certain of the initiatives above and we continue to work to further reduce our use of cash to fund our operations. We have begun and expect to continue seeing the benefits from production of our Pioneer solution in our financial results during 2024 and we believe passage of the Inflation Reduction Act of 2022 and our investment in Alpha Steel will also ultimately benefit demand for our products in the United States. At the same time, however, new rules for module importers and reviews by CBP pursuant to achieving full compliance with the UFLPA are expected to continue creating uncertainty in the market. However, once there is additional clarity around compliance with the UFLPA and customers get line-of-sight to module deliveries, we believe the market will see a recovery. While there are already many underlying drivers of growth in the solar industry, the expected positive impact on demand for our products could take longer than expected to occur. In addition, market conditions could deteriorate significantly from what we currently expect, and regulatory and international trade policies could become more stringent as a result of (i) findings from the Solar Circumvention Investigation, (ii) CBP's enforcement of the UFLPA, and (iii) other factors, which may result in a need for us to issue additional debt or obtain new equity financing, which could result in additional shareholder dilution, to continue to adequately fund our existing operations beyond the next twelve months. We may be unable to obtain any desired additional financing on terms favorable to us, or at all, depending on market and other conditions, which could result in curtailment of our current operations and our ability to further invest in our products and new technology. The ability to raise additional financing depends on numerous factors that are outside of our control, including macroeconomic factors such as the impact of inflation, the ongoing conflict in the Ukraine, market conditions, the health of financial institutions (including the recent bankruptcy of certain regional banks and related impacts that have occurred and continue to occur in the banking industry), investors' and lenders' assessments of our prospects and the prospects of the solar industry in general.

Statements of cash flows

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Nine months ended September 30,
(in thousands)	2023	2022
Net cash used in operations	$(46,383)	$(49,085)
Net cash used in investing activities	(462)	(4,076)
Net cash provided by financing activities	34,133	788
Effect of exchange rate changes on cash and cash equivalents	(153)	8
Net decrease in cash and cash equivalents	$(12,865)	$(52,365)

Operating activities

During the nine months ended September 30, 2023, we used approximately $18.6 million of cash to fund a portion of our current period expenditures for personnel and facilities, legal and professional fees, insurance, research and development and various other operating activities. This compares to $59.9 million of cash used during the nine months ended September 30, 2022, primarily for funding of (i) losses on certain projects, largely related to increased material and logistics costs due to supply chain disruptions that were not fully recoverable and (ii) prior period expenditures for personnel and facilities, legal and professional fees, and various other period costs.

Approximately $27.8 million of cash was also used for working capital and other increases during the nine months ended September 30, 2023, primarily as a result of production activity and the timing of customer receipts and vendor payments, net of inventory utilization. During the nine months ended September 30, 2022, we generated approximately $10.8 million of cash through reductions in working capital as we were able to reach settlements with certain customers to collect past due receivables owed.

Investing activities

During the nine months ended September 30, 2023, we made an initial equity investment of $0.9 million in Alpha Steel, a manufacturing partnership with Taihua, in which we hold a 45% interest. Pursuant to our agreement with Alpha Steel, we could be required to make up to $2.6 million in future additional capital contributions as Alpha Steel expands production. Additionally, we received $0.9 million of contingent payments from escrow in connection with the June 2021 sale of our equity interest in Dimension due to the subsequent completion of certain construction projects that were in progress at the time of the sale. We also spent nearly $0.5 million for leasehold improvements, tooling, software, and new computer and IT equipment during the nine months ended September 30, 2023.

During the nine months ended September 30, 2022, we spent (i) approximately $5.1 million in cash for the acquisition of HX Tracker and to acquire certain assets from Standard Sun, Inc., as well as (ii) $0.8 million for new lab, computer and IT equipment. Additionally, we received $1.7 million in contingent payments from escrow in connection with the sale of our equity interest in Dimension as described above.

Financing activities

During the nine months ended September 30, 2023, we began selling newly issued shares of our common stock in various daily transactions under our ATM program, receiving cash proceeds of $34.0 million. We also received $0.2 million of proceeds from employee exercises of stock options. During the nine months ended September 30, 2022, $0.8 million of proceeds from employee exercises of stock options were received.

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

We have not made any draws on our Credit Facility as of September 30, 2023. However, as of September 30, 2023, we had $2.0 million in letters of credit outstanding that reduced our available borrowing capacity to approximately $98.0 million.

The Credit Facility is secured by a first priority lien on substantially all of our assets, subject to certain exclusions, and customary guarantees. As of September 30, 2023, we were in full compliance with our financial condition covenants.

We are required to maintain a liquidity level (defined as unrestricted cash and cash equivalents plus the available borrowing capacity under the Credit Facility) of no less than $125.0 million at each quarter end in order to utilize the Credit Facility. As of September 30, 2023, we were over the required minimum liquidity level thus allowing us to continue to access our Credit Facility up to the available borrowing capacity, pending the measurement of our liquidity level again at the end of the next fiscal quarter.

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

Judgments and assumptions

The timing and amounts of revenue and cost of revenue recognition, as well as recording of related receivables and deferred revenue, is highly dependent on our identification of performance obligations in each contract and our estimates by contract of total project cost and our progress toward project completion as of each period end. Certain estimates are subject to factors outside of our control that may impact our suppliers and the global supply chain. As an example, we began to experience increases in steel prices and shipping and logistics costs, as well as delays in delivery of our products to customers during 2021, which negatively impacted our results of operations as we were not able to recover all of the additional costs under certain of our fixed fee contracts at that time. Certain of these increases have since been mitigated as supply chain constraints have eased and as we have adjusted our use of various modes of transportation when warranted to optimize our transportation costs. We base our estimates on the best information available at each period end, but future events and their effects cannot be determined with certainty, and actual results could differ materially from our assumptions and estimates.

Accounts receivable, net

Policy description

Trade receivables are recorded at invoiced amounts, net of allowances for credit losses, and do not bear interest. We generally do not require collateral from our customers; however, in certain circumstances, we may require letters of credit, other collateral, additional guarantees or advance payments.

We adopted ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments effective January 1, 2023. As a result, we now establish an allowance for credit losses based on the expected lifetime credit loss of our customer accounts. For the three and nine months ended September 30, 2022, we utilized the incurred loss model in estimating our allowance for doubtful accounts during those periods.

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

Adjustments to the allowance are largely dependent on historical experience involving amounts previously collected from our customers in recent years or based on specific changes in a customer's ability to pay. As an example, we recognized a $4.0 million credit loss provision in our selling and marketing expenses during the three months ended September 30, 2023, related to indications received of a specific customer's inability to fully pay amounts owed. Historical experience, when used in making such adjustments, may not reflect current actual experience and may result in greater variability in the amounts recognized in our allowance for expected credit losses as compared to the incurred loss method that was utilized prior to January 1, 2023.

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

While we periodically monitor our warranty activities and claims, if actual costs incurred were to be different from our estimates, we would recognize adjustments to our warranty reserves in the period in which those differences arise or are identified. Such adjustments could be material to cost of revenue in our results of operations in the period the adjustments are made.

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

Impairment

Policy description - long-lived assets and intangible assets

We review our long-lived assets that are held for use for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable or that its useful life may be shorter than previously expected. If such impairment indicators are present or other factors exist that indicate the carrying amount of the asset may not be recoverable, we determine whether an impairment has occurred through the use of an undiscounted cash flow analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset, which in most cases is estimated based upon Level 3 unobservable inputs. If the asset is determined to have a remaining useful life shorter than previously expected an adjustment for the shorter remaining life will be made for purposes of recognizing future depreciation expense. Assets are classified as held for sale when we have a plan, approved by the appropriate levels of management, for disposal of such assets, as well as other considerations, and those assets are stated at the lower of carrying value or estimated fair value less estimated costs to sell.

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

We have not identified any impairments of our long-lived assets, intangible assets or goodwill as of September 30, 2023, apart from the write-off of remaining prepaid balances to general and administrative expense associated with the termination on September 13, 2023, of the Service Agreement with a related party, as described further in Note 17, "Related party transactions" in Part I, Item 1 above.

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

Fair value of financial instruments

Our financial instruments consist of cash, cash equivalents, accounts receivable, short-term interest-bearing loans and accounts payable. Cash, cash equivalents, accounts receivable and accounts payable are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date.

We had $31.5 million of cash and cash equivalents on hand, the vast majority of which was located in the United States, and no debt outstanding as of September 30, 2023. We regularly maintain cash balances with various financial institutions that exceed federally insured amounts, but we have experienced no losses associated with these amounts to date. We also took action in early 2023 to reallocate cash balances between different financial institutions based on our assessment as to the financial health of certain institutions.

Certain of our cash equivalents include deposits in money market funds that invest primarily in short-term securities issued or guaranteed by the U.S. government or its agencies or instrumentalities and contain no restrictions on immediate redemption. The carrying value for money market fund deposits approximates fair value based on quoted prices in active markets for units held (Level 1 classification) and totaled $18.1 million at September 30, 2023 and $25.4 million at December 31, 2022.

We have no other financial instruments as of September 30, 2023, other than cash equivalents, short-term interest-bearing loans and certain non-functional currency intercompany and third-party receivables and payables, which are subject to foreign exchange, interest rate or market risks.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various claims, lawsuits, investigations, and other proceedings, arising in the normal course of business.

In March of 2023, CBP issued notices of tariff assessment that indicated an action taken at the Import Specialist (i.e., the port) level with respect to merchandise imported from Thailand under entry number 004-1058562-5 (the “625 Assessment”) and entry number 004-1063793-9 (the “Original 939 Assessment”, and collectively with the 625 Assessment, the “Original CBP Assessments”). The Original CBP Assessments related to certain torque beams that are used in our Voyager+ product that were imported in 2022. In the Original CBP Assessments, CPB asserted that Section 301 China tariffs, Section 232 steel & aluminum tariffs, and antidumping and countervailing duties applied to the merchandise. Based on correspondence received to date from CBP and our calculations based on applicable duty and tariff rates, the 625 Assessment is currently for approximately $2.16 million. In September of 2023, CBP informed us (the "Revised 939 Assessment", and together with the 625 Assessment, the "Revised CBP Assessments") that the amount owed under the Original 939 Assessment was being revised downward to approximately $2.01 million. In particular, CBP accepted our position that the Section 301 tariffs of 25% or 7.5% of the value of the merchandise, depending on tariff classification, as well as the antidumping and countervailing duties, previously assessed under the Original 939 Assessment are not applicable as they are only applicable to articles that originate in China and that, in this case, the finished goods are products of Thailand.

Upon review of the facts involved, and in consultation with outside legal counsel, we believe that the remaining amounts claimed in the Revised CBP Assessments are incorrect. In particular, the Section 301 tariffs of 25% or 7.5% of the value of the merchandise, depending on tariff classification, as well as the antidumping and countervailing duties, are not applicable under the 625 Assessment for the same reason stated above with respect to the Revised 939 Assessment, which has been accepted by CBP. Moreover, with respect to both Revised CBP Assessments, we believe that the goods in question were properly classified as parts of structures at the time of importation and that when properly classified, the beams and other materials are not subject to Section 232 duties applicable to more basic steel products.

CBP has legally finalized both Revised CBP Assessments. We filed a formal protest for the 625 Assessment in September of 2023 and plan to do the same for the Revised 939 Assessment. Based on the above, and under the relevant accounting guidance related to loss contingencies, we have made no accrual for the amounts claimed by CBP as of September 30, 2023, as we do not consider these amounts to be a probable obligation, as such term is defined and interpreted under the relevant accounting guidance, for us at this time. However, because matters of this nature are subject to inherent uncertainties, and unfavorable rulings or developments, including future assessments of additional duties or tariffs owed in respect of other shipments or other materials beyond what is presently included in the Revised CBP Assessments, could occur despite our belief that the tariffs and duties asserted are incorrect, there can be no certainty that the Company may not ultimately incur charges that are not currently recorded as liabilities. Since the outcome of these matters cannot be predicted with certainty, the costs associated with them could have a material adverse effect on our consolidated results of operations, financial position, or liquidity.

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
•
Risks related to COVID-19 and other health epidemics – We face risks of our business being adversely impacted by the effects of a widespread outbreak of contagious disease, such as the recent COVID-19 pandemic. COVID-19 caused significant supply chain disruptions beginning in 2020 that resulted in delays in product delivery and completion and caused increased transportation costs, as well as labor shortages at that time. In May 2023, both the World Health Organization and the U.S. Department of Health and Human Services ended their declared status of COVID-19 as being a public health emergency.

Additionally, as described further in Note 2 in Part I, Item 1 under the section "Liquidity" and in Part I, Item 2 of this Quarterly Report on Form 10-Q under the section "Liquidity and Capital Resources", we have a history of cash outflows to fund operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Issuer Purchases of Equity Securities

The table below summarizes purchases of our common stock during the three months ended September 30, 2023.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
7/1/2023 - 7/31/2023	312,500		$0.00	N/A	N/A
8/1/2023 - 8/31/2023	—		—	N/A	N/A
9/1/2023 - 9/30/2023	—		—	N/A	N/A
Total	312,500	(a)	$0.00	N/A	N/A

(a)

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

Concurrent with the transaction described above and with the approval of our Board of Directors, we issued 250,000 RSUs to Mr. Tony Alvarez, who was appointed as our Board Observer, effective July 5, 2023, and 62,500 RSUs to Mr. William Aldeen "Dean" Priddy, Jr., a member of our Board of Directors and Chairman of the Audit Committee of the Board. These RSU grants will vest upon the one-year anniversary of the date of grant. The RSU grants were able to be made at zero dilution to the Company as a result of the concurrent acquisition for no monetary consideration and retirement of the same number of shares of common stock from ARC Family Trust, as described above.

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
Furnish the information required by Item 407(c)(3) of Regulation S-K (§229.407 of this chapter)

None

(c)
Furnish the information required by Item 408(a) of Regulation S-K (17 CFR 229.408(a)).

During the three months ended September 30, 2023, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

* Filed herewith

** Incorporated herein by reference

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FTC SOLAR, INC.

Date: November 8, 2023	/s/ Cathy Behnen
Cathy Behnen, Chief Financial Officer