Form 10-K
period 2023-12-31
FTC Solar, Inc.
filed 2024-03-15
CIK 1828161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☑

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on June 30, 2023 was $229,480,101.

The number of shares of registrant’s common stock outstanding as of February 16, 2024, was 125,613,644.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

Portions of the registrant's 2024 Proxy Statement for the Annual Meeting of Stockholders, to be filed on or before April 29, 2024, are incorporated by reference into Part III of this report.

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

On June 14, 2022, we closed on the acquisition of all of the outstanding stock of Shanghai Han Xiang New Energy Technology Co., Ltd. ("HX Tracker"), a China-based supplier of tracker systems, in order to extend our international market presence. The purchase price included approximately $3.5 million of cash, paid in July 2022, and the issuance in June 2022 of 1,000,000 shares of the Company's common stock valued at approximately $4.4 million. In addition, as part of the purchase price, we paid the existing debt of HX Tracker owed to the previous owners, totaling approximately $0.8 million as of the acquisition date during the third quarter of 2022. In addition, certain former employees of HX Tracker, who became employees of the Company were eligible to receive up to 2.2 million RSUs which will vest over a two to four-year period based on future performance or service conditions. The goodwill recognized as part of the acquisition is attributable to expected synergies in the acquired company's tracker offering and cross selling opportunities in various international markets and is not deductible for tax purposes.

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

Description of the business

We currently offer trackers and software solutions targeting the utility-scale solar energy markets to current and potential customers in the United States, Asia, Europe, the Middle East, North Africa, South Africa and Australia. Our Voyager tracking system is built upon a self-powered, two-panel in-portrait ("2P") single-axis tracker design utilizing a 60-meter independent row architecture, which we believe provides numerous advantages to our customers. In addition, our recently launched Pioneer 1P solar tracker solution leverages technological advantages of Voyager and provides what we believe to be numerous cost savings benefits to our potential customers relative to other 1P solutions including faster assembly capability, a reduced pile count and embedment depth, and higher slope tolerance.

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

We have continued to expand our domestic and international footprint, along with our customer outreach efforts, during 2023, which have included various large project awards in the United States and South Africa, and the formation of a Customer Advisory Board, chaired by the president of Powin, a global leader in energy storage systems, in order to support our future expected growth and our efforts to provide a world-class customer experience.

Our customers include project developers, solar asset owners and engineering, procurement and construction ("EPC") contractors that design and build solar energy projects. The vast majority of our revenue in the periods presented in this Annual Report was attributable to sales in the United States and Australia.

Since 2022, we have also been focused on efforts to improve our gross margins through design-to-value initiatives intended to reduce our product cost structure. As a result of these efforts, we achieved our first positive gross margins since our IPO during the first quarter of 2023 and continued to report positive gross margins for each subsequent quarter in 2023.

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

We incur costs associated with the revenue generated related to (i) the raw materials used in our solar tracker systems, including parts and components, (ii) personnel costs attributable to procurement, installation and delivery of finished products and services, (iii) freight and delivery, (iv) product warranty, (v) insurance, and (vi) customer support.

We currently outsource all manufacturing to contract manufacturing partners. We are focused on growing our U.S. manufacturing supply partners in order to reduce lead times for our customers, as well as other potential benefits. As an example, on February 9, 2023, we entered into a limited liability company agreement (the "LLC Agreement") with Taihua New Energy (Thailand) Co., LTD ("Taihua"), a leading steel fabricator and an existing vendor, and DAYV LLC, for the creation of Alpha Steel LLC ("Alpha Steel"), a Delaware limited liability company dedicated to producing steel components, including torque tubes, for utility-scale solar projects. The Alpha Steel facility, which is located outside of Houston in Sealy, Texas, began limited commercial production late in the fourth quarter of 2023.

For further discussion, see Note 3 "Equity method investment" included in our consolidated financial statements in Part II, Item 8 of this Annual Report.

In addition to utilizing Alpha Steel to begin manufacturing several of our products during the latter part of 2023, we also plan to have Alpha Steel manufacture additional products for us throughout 2024 and beyond. Additionally, we plan to continue to partner with other U.S.-based manufacturers to further add to our domestic content capabilities and we will continue to use existing and new international manufacturers to expand our capacity, as needed, to address anticipated increases in future volume.

Based on the U.S. dollar amount of purchase orders we issued during the year ended December 31, 2023, the percentage of our spending involved partners located in the following countries:

Vendor location	Year ended December 31, 2023
United States	42%
Hong Kong	23%
China	19%
India	12%
All other	4%
Total	100%

Market factors

Our global market opportunity is driven by three primary factors: (i) overall growth in utility-scale solar projects, (ii) the increased usage of trackers as the preferred mounting system in utility-scale solar projects and (iii) our ability to execute our product roadmap by providing new products that improve performance and cost efficiency of solar power projects.

Governments across the globe have established policies to support a transition away from fossil fuels and towards low-carbon forms of energy, such as solar power. In the United States, various states have implemented Renewable Portfolio Standards, which require a specified percentage of the electricity sold by utilities to come from renewable sources by a certain date, as described further below. Additionally, the Inflation Reduction Act of 2022, passed by the U.S. Congress and signed into law by President Biden on August 16, 2022, expanded and extended the tax credits and other tax benefits available to solar energy projects and the solar energy supply chain. Other policies and actions of the federal government have had a negative impact on demand through creation of uncertainty as to the ability to import solar modules into the United States, as discussed below. Globally, renewable energy support has accelerated since the Paris Agreement under the United Nations Framework Convention on Climate Change, which became effective in 2016. These factors, along with efficiency improvements and cost reductions in the underlying photovoltaic cell technology used in solar energy production, have contributed to solar energy becoming the fastest growing and most affordable source of new electricity in America, according to the U.S. Department of Energy. In the Energy Infrastructure Update Report for December 2023, issued by the Federal Energy Regulatory Commission ("FERC"), solar provided 49.3% of new domestic generating capacity in 2023 in the United States, more than any other energy source and solar capacity additions in 2023 were 50% greater than the year before. Also, the Short-Term Energy Outlook, February 2024, issued by the U.S. Energy Information Administration ("EIA") forecasts that U.S. solar generation will rise by 43% in 2024.

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

Our growth strategy is based on (i) increasing our market share in the United States, (ii) continuing our international expansion, (iii) enhancing our tracker product offerings, (iv) reducing our operating costs through operating leverage, (v) expanding our software offering by supporting lean construction, operating, maintenance and lifecycle management and improving the attachment rate of enhanced software to tracker sales, (vi) expanding our sales to the distributed generation market, and (vii) identifying additional strategic acquisitions or other opportunities.

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

The most notable incentive program impacting our U.S. business has historically been the investment tax credit ("ITC") for solar energy projects, which allows taxpayers to offset their U.S. federal income tax liability by a certain percentage of their cost basis in solar energy systems placed in service for commercial use. The Inflation Reduction Act of 2022, passed by the U.S. Congress and signed into law by President Biden on August 16, 2022, expanded and extended the tax credits and other tax benefits available to solar energy projects and the solar energy supply chain. ITCs have been extended for such projects through at least 2032 and, depending on the location of a particular project and its ability to satisfy certain labor and domestic content requirements, the ITC percentage can range between 30% and 50%. U.S. manufacturers of specific solar components are now eligible to claim production tax credits as an alternative to the ITC. Implementing regulations for this law are, in certain cases, still being finalized and the impact of these regulations continue to be evaluated by developers of new solar projects and manufacturers of solar components. Our investment in and commitments made to Alpha Steel will allow us to obtain certain benefits as a result of this new production tax credit program.

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

On April 1, 2022, the U.S. Department of Commerce, in response to a petition by Auxin Solar, Inc. ("Auxin"), published a notice initiating an investigation ("the Solar Circumvention Investigation") of claims related to alleged circumvention of U.S. antidumping and countervailing duties ("AD/CVD") by solar manufacturers in certain Southeast Asian countries, in an effort to determine whether or not solar cells and/or modules made in those Southeast Asian nations use parts originating from China in order to circumvent the AD/CVD tariffs. On June 6, 2022, President Biden issued a proclamation allowing U.S. solar deployers the ability to import solar modules and cells from Cambodia, Malaysia, Thailand and Vietnam free from certain duties for 24 months, along with other incentives designed to accelerate U.S. domestic production of clean energy technologies. However, on December 29, 2023, Auxin and Concept Clean Energy, Inc. filed suit in the U.S. Court of International Trade challenging the legal basis for the moratorium and implementing regulations. If the suit proves successful, solar module importers could owe retroactive duties on goods that have already cleared customs.

Since 2016, CBP has issued a number of withhold release orders ("WRO") directed at forced labor in China, including WROs directed specifically at activity in Xinjiang. To date, CBP has used the WROs to detain solar panels, which has disrupted the U.S. solar installation market and caused additional uncertainty on future projects.

These policies and actions have resulted in some developers deferring projects due to the uncertainty of panel supply and costs, which negatively impacted our 2022 and 2023 revenue and cash flows and may continue to negatively impact our revenue and our cash flows in 2024.

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

We provide competitive medical, dental, vision, life and disability insurance and savings plan benefits to our employees and regularly publicly recognize individual and teamwork and innovations in company-wide meetings.

Governance -

We are governed by a board of directors comprising seven members, including five independent members. Our board has established an audit committee, compensation committee and nominating and governance committee, consisting solely of independent members, to advise the full board on various matters. The audit committee will also periodically meet separately with our independent auditors, without the presence of management, to discuss any matters of importance or concern to our auditors. Additionally, our Director of Internal Audit organizationally reports directly to the audit committee.

Our executive officers serve at the discretion of our board of directors and hold office until his or her successor is duly appointed or until his or her earlier resignation or removal. There are no family relationships among any of our directors or executive officers. The following table sets forth certain information regarding our executive officers and members of our Board of Directors as of the date of this Annual Report:

Name	Age	Company Position/Board Member Occupation
Executive Officers
Sasan Aminpour	60	Chief Operating Officer
Cathy Behnen	60	Chief Financial Officer
Patrick M. Cook	40	Chief Commercial Officer

Members of the Board of Directors
Shaker Sadasivam Chairman of the Board	64	Chief Executive Officer Auragent Bioscience, LLC
Ahmad Chatila Director	56	Managing Partner Fenice Investment Group
Isidoro Quiroga Cortés Director	35	Manager South Lake One LLC
Lisan Hung Director	55	Senior Vice President, General Counsel and Corporate Secretary Enphase Energy, Inc.
Tamara Mullings Director	40	Chief Executive Officer AFARA Governance Inc.
William Aldeen "Dean" Priddy, Jr. Director	63	Private Investor, Board Member and Consultant
David Springer Director	55	Chief Operating Officer Recurrent Energy

In addition to our executive officers, our global executive leadership team also includes other individuals, including our General Counsel, Chief Human Resources Officer, Vice President, Business Operations and our Vice President & General Manager, FTC China/SE Asia. Additional biographical information on our executive officers will be set forth in the 2024 Proxy Statement for the Annual Meeting of Stockholders and is incorporated herein by reference.

Outlined below under "Human capital resources", is information on the diversity in gender, age and ethnicity of our board of directors, executive leadership team and employee population as of December 31, 2023.

Climate change

Climate change has primarily impacted our business operations by increasing demand for solar power generation and, as a result, for use of our products. While climate change has not resulted in any material negative impact to our operations to date, we recognize the risk of disruptions to our supply chain due to extreme weather events. This has led us to expand the diversity of our supplier base and to partner with more local suppliers to reduce shipping and transportation needs. We are also increasingly partnering with larger scale steel producers rather than smaller suppliers to facilitate scaling of our operations while remaining conscious of the environmental impacts of steel manufacturing as the regulatory landscape around these high-emitting industries evolves. An example of this strategy is our investment in Alpha Steel, a U.S.-based manufacturing partnership with Taihua, a leading steel fabricator.

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

Patents, trademarks and trade names

We maintain a robust program of research and development to continue to enhance and expand our product offerings to our customers. During the year ended December 31, 2023, our research and development costs totaled $7.2 million, including employee salaries and benefit costs.

Our trademarks and trade names include, but are not limited to, Voyager Tracker, Pioneer Tracker, SunDAT, SunPath, SunOPS, Atlas and FTC Solar, which are protected under applicable intellectual property laws. This Annual Report also may contain trademarks, service marks, trade names and copyrights of other companies, which are the property of their respective owners. Solely for convenience, the trademarks, service marks, trade names and copyrights referred to in this Annual Report are listed without the TM, SM, © and ® symbols, but we will assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors, if any, to these trademarks, service marks, trade names and copyrights.

At December 31, 2023, we had patents in the following locations:

Locations	Patents Granted	Patents Allowed and Pending for Examination
United States	50	2
Australia	4	1
All other	7	1
Total	61	4

Our issued U.S. patents are expected to expire between 2024 and 2043.

Human capital resources

Our year-end headcount by department for each period was as follows:

Department	December 31, 2023	December 31, 2022	December 31, 2021
Operations and support	106	103	104
Research and development	41	44	47
Sales and marketing	22	20	22
General and administrative	44	54	50
Total headcount at period end	213	221	223

At December 31, 2023, approximately 90% of our employees were located in North America and India with the remainder based primarily in China, Australia and other Southeast Asian or Middle Eastern countries. We believe we have a diverse employee base in terms of gender, age, experience, background and ethnicity. As an example, the self-identified gender of our board of directors and global employee workforce at December 31, 2023, was as follows:

Gender	Board of Directors	Global Executive Leadership Team	Global employees
Male	5	5	177
Female	2	2	36
Total at period end	7	7	213

The age range for our board of directors and global employee workforce at December 31, 2023, was as follows:

Age range of directors and employees	Board of Directors	Global Executive Leadership Team	Global employees
18 - 24	—	—	4
25 - 34	—	—	61
35 - 44	2	3	90
45 - 54	—	1	39
55 and over	5	3	19
Total at period end	7	7	213

Additionally, we gather ethnicity information on our U.S. employees, which at December 31, 2023, was as follows:

Ethnicity	Board of Directors	U.S. based Executive Leadership Team	United States employees
African American or Black	1	—	7
Asian	2	—	16
Hispanic or Latinx	1	—	9
White (not Hispanic or Latino)(a)	3	5	57
Two or more races (not Hispanic or Latino)	—	1	6
Total at period end	7	6	95
(a) - One member of the board of directors self-identifies as Middle Eastern

We also seek to attract, advance and empower women in advancing their skills and career opportunities through networking, mentorship and professional development. As an example, we sponsor an internal Women's Innovation Network (WIN) which is focused on attracting, empowering and investing in women's skill and career opportunities. This group holds periodic on-line meetings and events open to the entire employee population at various times during each year. At December 31, 2023, women held the following leadership positions within the Company:

Leadership positions held by women	Global
Women on the board of directors	2
Women on the compensation committee of the board of directors	2
Women on the audit committee of the board of directors	1
Women on the executive leadership team	2
Female program managers	13
Female people managers	8

Other employee resource groups introduced during 2023 included those to support Hispanic, Black and LGBTQ employees, as well as military veterans.

We use a mix of competitive base salary, performance-based equity compensation awards and other employee benefits to attract, retain and motivate highly qualified employees and executives. The health and safety of our employees are of primary concern. During the COVID-19 pandemic, we took significant steps to protect our workforce, including but not limited to, working remotely when feasible and implementing social distancing protocols consistent with guidelines issued by federal, state and local governments.

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

•
Risks related to our business and our industry – We are a relatively new public company with a history of losses that provides products and services to the solar industry, which is rapidly changing and dependent on being competitive with the price of electricity generated from other sources. We face competition from other companies that may be larger than us and have more financial resources than we have which could impact our ability to compete for new business. We also currently rely on a limited number of customers which may have material adverse effects on our revenue, operating results and cash flows.
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
•
Risks related to manufacturing and supply chain – We face risks in meeting the needs of our customers due to our reliance on a limited number of contract manufacturers, including on their ability to obtain raw materials in a cost effective and timely manner and to provide timely deliveries of finished products to us and our customers.
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
•
Risks related to ownership of our common stock – The holders of our common stock face a risk of loss in their investment in us due to fluctuations in our stock price as a result of changing market conditions, any future issuances of stock, our future financial performance, our corporate legal structure, the substantial ownership in our stock by our directors, executive officers and principal stockholders and the potential for our common stock to not be able to trade in active, liquid markets.
•
Risks related to health epidemics – We face risks of our business being adversely impacted by the effects of future widespread outbreaks of contagious disease. For example, the COVID-19 pandemic caused significant supply chain disruptions beginning in 2020 that resulted in delays in product delivery and completion and caused increased transportation costs, as well as labor shortages.

Risks Related to Our Business and Our Industry

Our limited operating history and the rapidly changing solar industry make it difficult to evaluate our current business and future prospects and we may not achieve profitability in the future.

We have only been in existence since January 3, 2017, and the first installation of Voyager was in the third quarter of 2019. In September 2022, we announced the introduction of Pioneer, our new 1P solar tracker solution. We have also launched a new mounting solution to support the installation and use of U.S.-manufactured thin-film modules by project owners and, in August 2023, we introduced SUNOPS, a cloud-based, tracker-agnostic solar asset monitoring solution allowing asset owners and managers to evaluate the operation and performance of their solar deployments. Our solar tracker systems and other solar energy products and services are used primarily in utility-scale ground-mounted solar energy projects. As a result, our future success depends on continued demand for utility-scale solar energy products and services and the ability of solar equipment manufacturers and suppliers to meet this demand. The solar industry is an evolving industry that has experienced substantial changes in recent years, and consumers and businesses ultimately may not adopt solar energy as an alternative energy source at levels sufficient to grow our business. Some of the factors that may impact the demand for solar energy include:

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

We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including unpredictable and volatile revenue. If demand for solar energy fails to continue to develop sufficiently or is not sustained, demand for our products and services will suffer, which would have an adverse impact on our ability to increase our revenue and grow our business.

We have a history of losses that may continue in the future, and we may not achieve profitability or generate positive cash flow.

We had a net loss of $50.3 million for the year ended December 31, 2023. We have incurred substantial net losses from our inception, and we may not be able to achieve profitability and may incur additional losses in the future. At December 31, 2023, we had an accumulated deficit of $299.1 million. In addition, during the three-year period ended December 31, 2023, we used $240.0 million of cash to fund our operating activities and have $25.2 million of cash and cash equivalents remaining on hand at December 31, 2023.

Our revenue growth may slow or revenue may decline for a number of reasons, including governmental tariffs or restrictions on imports, a decline in demand for our offerings, increased competition, a lack of success in converting sales leads into binding purchase orders, loss of existing customers, project delays by existing customers, our inability to sell software and other complementary products, a decrease in the growth of the solar industry or our market share, future decline in average selling prices of our products and services, our inability to enter certain international markets or our failure to capitalize on growth opportunities. We may not achieve profitability for a number of reasons, including any declines in revenue, as discussed above, as well as increases in costs to manufacture our products, the impact of U.S. trade tariffs and the imposition of additional tariffs applicable to our industry or our products. In addition, we expect to incur additional costs and expenses related to the continued development and expansion of our business, including in connection with any future acquisitions, as well as ongoing development and marketing of our products and services, expanding into new markets and geographies with respect to both manufacturing and sales of our products, maintaining and enhancing our research and development operations, hiring additional personnel, incurring additional overhead costs and incurring greater costs from professional third-party advisors as necessary in connection with the expansion of our business and public company operations. We do not know whether our revenue will grow rapidly enough to absorb such costs and expenses, or the extent of such costs and expenses and their impact on our results of operations. If we fail to generate sufficient revenue to support our operations, we may not be able to achieve profitability or generate sufficient cash flow to meet our financial obligations and our liquidity position will be negatively impacted. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a further discussion of the other factors that may impact our liquidity position.

As a result, we may need to issue additional debt or obtain new equity financing to fund our operations. We may be unable to obtain any desired additional debt or equity financing on terms favorable to us, or at all, depending on interest rates, our stock price, our ability to have our stock continue to trade on active markets and existing market or other conditions. The ability to raise additional financing depends on numerous factors that are outside our control, including general economic and market conditions, the health of financial institutions, investors' and lenders' assessments of our prospects and the prospects of the solar industry in general.

The market for our products and services is highly competitive and rapidly evolving and we expect to face increased competition.

The market for solar energy products and services is highly competitive with relatively low barriers to entry. We principally compete with other solar tracker equipment suppliers, as well as fixed-tilt suppliers. A number of companies have developed or are developing solar tracker systems and other products and services that compete or will compete directly with our products and services in the utility-scale solar energy market. Public competitors in the solar tracker market include, among others, Array Technologies, Inc. and Nextracker Inc. In addition, there are numerous private company competitors, both domestically and internationally. We expect competition to intensify as new competitors enter the market and existing competitors attempt to increase their market shares. Any failure by us to develop or adopt new or enhanced technologies or processes, or to adapt or react to changes in existing technologies, could result in product obsolescence, the loss of competitiveness of our products, including offering lower cost savings or return on investment relative to competing products, decreased revenue and a loss of market share to competitors. For example, until recently we did not have a 1P product offering, which limited the potential projects and markets to which we could sell our products, and therefore had an adverse impact on our revenue during 2022 and 2023.

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

Voyager, and more recently Pioneer, are relatively new to the market, with Voyager having achieved product certification and first installation in 2019 and Pioneer being introduced to potential customers in September 2022 and becoming certified in July 2023. We believe our Voyager tracker allowed us to quickly build a strong reputation in the industry for a 2P tracker offering. However, the limited deployment of Voyager, the more recent introduction of Pioneer and the short operating history to date for our systems that have been installed, coupled with our relatively smaller size and capitalization compared to some of our competitors, could result in lenders or tax equity providers refusing to provide the financing to our customers that is necessary for them to purchase solar energy systems based on our product platform on favorable terms, or at all. Additionally, a further increase in interest rates or interest rates maintaining their currently high level, increased inflation or a reduction in the supply of, or change in the market terms offered for project debt or tax equity financing, could make it more difficult for our customers to secure the necessary financing on favorable terms, or at all. Specifically, interest rates have risen significantly during 2022 and 2023 which have greatly increased the cost of constructing solar energy projects that are dependent on third party financing. Any of these events could result in reduced demand for our products, which could have a material adverse effect on our financial condition and results of operations.

Our dependence on a limited number of customers as well as the payment terms we agree to with such customers may impair our ability to operate profitably.

We have been dependent in each year since our inception on a small number of customers who generate a significant portion of our business. During the year ended December 31, 2023, four customers accounted for approximately 23%, 19%, 17% and 13%, respectively, of total revenue. During the year ended December 31, 2022, three customers accounted for approximately 23%, 20% and 11%, respectively, of total revenue. During the year ended December 31, 2021, three customers accounted for approximately 37%, 20% and 15%, respectively, of total revenue. Further, our trade accounts receivable are all from companies within or those that serve the solar industry. At December 31, 2023, four customers accounted for approximately 86% of our total receivables, including one customer that accounted for approximately 42% of our total receivables.

As a result, we may have difficulty operating profitably if there is a delay or default in payment by any of our customers, we lose an existing order, an existing order is delayed or postponed or we are unable to generate new orders from new or existing customers. For example, in 2023, the timeline for constructing a number of projects that had been awarded to us was subsequently delayed after being awarded. In addition, we make significant expenditures in fulfilling an order prior to being paid in full by our customer for such order, and therefore any delay or default in payment by a customer may result in our business, prospects, financial condition and results of operations being materially adversely affected. Furthermore, to the extent that any one customer or a small number of customers continues to account for a large percentage of our revenue, the loss of any such customer or that customer’s inability to meet its payment obligations could materially affect our ability to operate profitably. Furthermore, in certain circumstances we may not have sufficient recourse to recover our losses in full after a customer fails to meet its payment obligations. As an example, during 2023, we recognized a $7.1 million credit loss provision relating to our expectations of a specific customer being unable to fully satisfy its payment obligations to us. We anticipate that our dependence on a limited number of customers in any given fiscal year, as well as being required to make significant expenditures in fulfilling an order prior to being paid in full by our customer for such order, will continue for the foreseeable future. There is always a risk that existing customers will elect not to do business with us in the future or will experience financial difficulties, and the nature of our business requires us to take credit risk on behalf of our customers. If we do not book more orders with existing customers, or develop relationships with new customers, we may not be able to increase, or even maintain, our revenue, and our business, prospects, financial condition, results of operations and cash flows may be materially adversely affected.

We invest significant time, resources and management attention to identifying and developing project leads that are subject to our sales and marketing focus, and if we are unsuccessful in converting such project leads (or awarded orders) into binding purchase orders, our business, financial condition or results of operations could be materially adversely affected.

The commercial contracting and bidding process for solar project development is long and has multiple steps and uncertainties. We closely monitor the development of potential sales leads through this process. Project leads may not be converted into binding purchase orders at any stage of the bidding process because either (i) a competitor's product is selected to fulfill some or all of the order due to price, functionality or other reasons or (ii) the project does not progress to the stage involving the purchase of tracker systems. In addition, there is a risk that an awarded order (which is an order for which we are in the process of documenting a contract but for which a contract has not yet been signed, or that have been awarded in writing or verbally with a mutual understanding that the order will be contracted in the future) will not be converted into a binding purchase order, or the time for converting such awarded order to a binding purchase order will be longer than expected. In particular, we have seen awarded orders take a longer period of time than expected to convert to binding purchase orders, and expect this trend to continue in the future in respect of currently awarded orders and future awarded orders, as a result of developers deferring projects due to the uncertainty of panel supply, costs related to UFLPA, AD/CVD and WROs, as described elsewhere, inability to obtain financing, including due to higher interest rates, permitting delays, regulation uncertainty, including related to the Inflation Reduction Act of 2022, as well as other factors that impact the project development timeline of our customers which has negatively impacted our 2022 and 2023 revenue and cash flows and may continue to negatively impact our anticipated revenue and our cash flows in 2024. There is also a risk that an awarded order once converted to a binding purchase order will not be subject to the same pricing or timeline as we originally anticipated, or that a customer will subsequently seek to amend, terminate or otherwise breach a purchase order that has been received due to a customer not being able to comply with, or requiring a modification to, terms related to pricing or timeline in such purchase order. In addition, in certain circumstances we receive a purchase order that does not include binding pricing or a firm timeline for product delivery and payment terms, and will require a subsequent change order in order to document such items. In these circumstances, there is a risk that such a change order will not be entered into, will be entered into on a date that is later than expected, or will be entered into on terms that are unfavorable to us, which in either cases could impact the amount of our revenue or the timing thereof. In 2022 and 2023 we have seen customers require amendments or modifications to purchase orders, and have also seen customers breach their obligations under purchase orders, as a result of customers being unable to meet timing and payment obligations due to developers deferring projects for the reasons stated above, which have negatively impacted our 2022 and 2023 revenue and cash flows and may continue to negatively impact our anticipated revenue and our cash flow in 2024. If we fail to convert a significant number of project leads that are subject to our sales and marketing focus (or awarded orders) into binding purchase orders, or the time for converting awarded orders to a binding purchase order is longer than expected, or the pricing and timing in binding purchase orders is not as favorable to us as originally anticipated in the awarded order, or a purchase order has to be subsequently amended or supplemented on account of changes or additions related to pricing or product delivery, our business, financial condition or results of operations could be materially adversely affected.

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
•
our ability to obtain timely qualification and certification of new products in new markets and subsequent adoption challenges, including overcoming potentially higher upfront capital investments compared to competing fixed-tilt ground-mounted systems;
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

We have limited experience with certain international regulatory environments and market practices and may not be able to penetrate or successfully operate in the markets we may choose to enter or have entered or otherwise effectively mitigate the regulatory, economic, political, reputational and competitive risks that are inherent when operating in such environments. In addition, we may incur significant expenses as a result of our international expansion, and we may not be successful. For example, we have made investments into the European and Asian markets but are yet to realize material revenue from customers in such markets, and we typically anticipate that we will not realize material revenue from customers in new markets until significant time and expense has been invested, and in some cases we may not realize material revenue at all despite making such investments. Our failure to successfully manage these risks could harm our international operations and have an adverse effect on our business, financial condition and operating results.

We may invest in or acquire other companies or technologies, which could divert our management’s attention, result in dilution to our stockholders, reduce our available cash that could be used for other purposes and otherwise disrupt our operations and harm our results of operations.

We may decide to continue to grow our business through additional investments in or acquisitions of businesses and technologies rather than through internal development. The identification of suitable investment or acquisition candidates can be difficult, time consuming and costly, and we may not be able to successfully complete newly identified investment opportunities or acquisitions, or successfully integrate new acquisitions such that they become long-term profitable operations. The risks we face in connection with investments or acquisitions include, but are not limited to:

•
diversion of management time and focus from operating our business, as well as use of Company resources (including cash) to addressing acquisition integration challenges;
•
retention of key employees from the acquired company;
•
failure to realize long-term value and synergies from investments or acquisitions;
•
failure to realize incremental revenue or profit that was anticipated to result from investments or acquisitions;
•
failure to synchronize and integrate the operations of an acquired company with our operations, including blending of corporate cultures;
•
assumption of unanticipated liabilities for activities of an investee or the acquired company before the acquisition; and
•
litigation or other claims in connection with the acquisition, including claims from terminated employees, customers, former stockholders or other third parties.

Our failure to address these risks or other risks encountered in connection with currently completed or future investments and acquisitions could cause us to fail to realize the anticipated benefits of these investments or acquisitions and incur unanticipated liabilities, or otherwise harm our business. Currently completed or future investments or acquisitions also could result in dilutive issuances of our equity securities, use of our cash in payment of cash consideration or additional investment capital, the incurrence of debt, contingent liabilities or amortization expenses, any of which could harm our financial condition. For example, during 2023, we made an investment of $0.9 million as our initial capital contribution for a 45% interest in Alpha Steel, a newly formed partnership with Taihua and DAYV LLC to produce steel components, including torque tubes, for utility-scale solar projects. The Alpha Steel facility, which is located outside of Houston in Sealy, Texas, began limited commercial production late in the fourth quarter of 2023. We could be required to make up to $2.6 million in additional capital contributions as Alpha Steel expands production. We are also contingently liable for certain unpaid vendor obligations, including issued but unsatisfied purchase orders issued by Alpha Steel totaling approximately $3.4 million as of December 31, 2023. For the year ended December 31, 2023, we recognized a loss of approximately $0.7 million for our equity share of the net operating loss of Alpha Steel during 2023. Any of the risks described above, if realized, could materially and adversely affect our business, financial condition and results of operations.

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

Furthermore, defective products may give rise to warranty, indemnity, product liability, liquidated damages or other contractual claims against us that exceed any revenue or profit we receive from the affected products, including claims for damages related to aspects or components of a solar energy project that go beyond the scope of our product offerings. Our limited warranties cover defects in materials and workmanship of our products. As a result, we bear the risk of warranty claims long after we have sold products and recognized revenue. Our accrued reserves for warranty claims are based on available industry data relating to the nature and frequency of product failure rates and, where possible, on our historical experience, which may be limited in certain circumstances. As a result, our assumptions could prove to be materially different from the warranty obligations that we may be required to compensate customers for in the case of defective products. Our failure to accurately predict future warranty claims could result in unexpected volatility in, and have a material adverse effect on, our financial condition. In addition, while we seek to support our warranty obligations with warranties from our contract manufacturers, such warranties may not be of the same scope as our warranty obligations, or we may not be able to effectively enforce our rights thereunder.

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

Our future success and ability to implement our business strategy depends, in part, on our ability to attract and retain key personnel, and on the continued contributions of members of our senior management team and key technical personnel, each of whom would be difficult to replace. All of our employees, including our senior management, are free to terminate their employment relationships with us at any time. Competition for highly skilled individuals with technical expertise is extremely intense in our industry, and we face challenges identifying, hiring and retaining qualified personnel in many areas of our business. Additionally, in response to adverse market and regulatory conditions during much of 2022 and 2023, we made workforce reductions in December 2022 and August 2023, which included certain members of our executive leadership team, and subsequent the Company and our then President and Chief Executive Officer and then Chief Financial Officer agreed that each would step down from their positions, and such executives departed the Company, effective in December 2023. In addition, we converted payment of earned incentive compensation to our employees from cash to stock in mid-2022 and continued that program into 2023. These factors may create additional challenges in retaining our personnel. As we begin to increase our workforce again in the future due to expected growth, integrating new employees into our team could be disruptive to our operations, requiring substantial resources and management attention and ultimately prove unsuccessful. Any inability to retain our current senior management and other key personnel or to attract additional qualified personnel could limit or delay our strategic efforts, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

The most notable incentive program impacting our U.S. business has historically been the ITC for solar energy projects, which allows taxpayers to offset their U.S. federal income tax liability by a certain percentage of their cost basis in solar energy systems placed in service for commercial use. The Inflation Reduction Act of 2022, passed by the U.S. Congress and signed into law by President Biden on August 16, 2022, expanded and extended the tax credits and other tax benefits available to solar energy projects and the solar energy supply chain. ITCs have been extended for such projects through at least 2032 and, depending on the location of a particular project and its ability to satisfy certain labor and domestic content requirements, the ITC percentage can range between 30% and 50%. U.S. manufacturers of specific solar components are now eligible to claim production tax credits as an alternative to the ITC. Implementing regulations for this law are, in certain cases, still being finalized and the impact of these regulations continue to be evaluated by developers of new solar projects and manufacturers of solar components. Our investment in and commitments made to Alpha Steel will allow us to obtain certain benefits as a result of this new production tax credit program. We believe this law will bolster and extend future demand for our products in the United States, despite remaining uncertainty about implementing regulations. However, the reduction, elimination or modification (including through implementing regulations) of the Inflation Reduction Act of 2022 could reduce demand for solar energy systems. For example, there are growing calls for repeal of the Inflation Reduction Act of 2022, as well as proposed regulation to curtail the use of incentives under the act if a solar project of manufacturer has ties to certain foreign nations, including China. The likelihood of such measures being implemented could increase if certain officials are elected, including during the upcoming federal elections in November of 2024. In addition, certain implementing regulations and related processes have to date created uncertainty in the solar energy industry as to the availability of certain tax credits, including the tax credit available for sourcing a solar project with domestic content. Any effort to reduce, eliminate or modify (including through implementing regulations) the Inflation Reduction Act of 2022 could have a material adverse impact on our business.

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

The majority of our revenue during the periods covered by this Annual Report resulted from sales by our subsidiary in the United States. For example, for the years ended December 31, 2023, 2022 and 2021, 94%, 80% and nearly 100%, respectively, of total third-party revenue resulted from sales by our U.S. subsidiary. We expect to continue to generate a substantial amount of our revenue from our U.S. subsidiary in the future.

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

A significant development in renewable energy pricing policies in the United States occurred on July 16, 2020, when the FERC issued a final rule amending regulations that implement the Public Utility Regulatory Policies Act (“PURPA”). The net effect of these changes is uncertain, however, in general, FERC’s PURPA reforms have the potential to reduce prices for the output from certain new renewable generation projects while also narrowing the scope of PURPA eligibility for new projects. These effects could reduce demand for PURPA-eligible solar energy systems and could harm our business, prospects, financial condition and results of operations.

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

The UFLPA was passed by the U.S. Congress and signed into law by President Biden on December 23, 2021. The UFLPA establishes a rebuttable presumption that the importation of any goods, wares, articles, and merchandise mined, produced, or manufactured wholly or in part in Xinjiang, or that are produced by certain entities, is prohibited by Section 307 of the Tariff Act of 1930 and that such goods, wares, articles, and merchandise are not entitled to entry to the United States. CBP began implementing the presumption set out in the UFLPA on June 21, 2022, resulting in new rules for solar module importers and reviews by CBP. There continues to be uncertainty in the market around achieving full compliance with the UFLPA for the importation of solar modules, whether related to sufficient traceability of materials or other factors. While we do not import solar modules directly, solar modules are necessary in order for our customers’ projects to progress forward, and therefore any disruption in the global supply of solar modules may have a material adverse effect on our business.

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

On April 1, 2022, the U.S. Department of Commerce, in response to a petition by Auxin, published a notice initiating the Solar Circumvention Investigation. On June 6, 2022, President Biden issued a proclamation allowing U.S. solar deployers the ability to import solar modules and cells from Cambodia, Malaysia, Thailand and Vietnam free from certain duties for 24 months, along with other incentives designed to accelerate U.S. domestic production of clean energy technologies. However, on December 29, 2023, Auxin and Concept Clean Energy, Inc. filed suit in the U.S. Court of International Trade challenging the legal basis for the moratorium and implementing regulations. If the suit proves successful, solar module importers could owe retroactive duties on goods that have already cleared customs. In addition, there is a near term future uncertainty related to the supply of solar modules from the foregoing countries as the moratorium described above is set to expire on June 6, 2024.

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

In 2018, the President of the United States announced the imposition of tariffs on certain imported solar cells and modules under Section 201 of the Trade Act of 1974 (the “Section 201 Tariffs”). These tariffs apply on a global basis, to cells and modules from a variety of jurisdictions. The amount of these tariffs has declined over time, and is currently 14.25% ad valorem. On February 4, 2022, President Biden announced the extension of these tariffs through 2026, but exempted bifacial solar modules from the tariffs and doubled the annual amount of cells that can be imported before tariffs apply from 2.5 GW to 5 GW.

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

As described further in Part I, Item 3, "Legal Proceedings" below, in March 2023, we received notices from CBP of assessments for tariffs under Sections 301 and 232 and for antidumping and countervailing duties with respect to merchandise we had imported from Thailand in 2022. We are currently disputing the applicability of these assessments and have filed a formal protest with regard to one assessment and plan to do the same with a revised assessment received from CBP. Since the outcome of these matters cannot be predicted with certainty, the costs associated with these assessments could have a material adverse effect on our consolidated results of operations, financial position, or liquidity.

Tariffs currently in place and the possibility of additional tariffs in the future have created uncertainty in the industry. If the price of solar systems in the United States increases further, the use of solar systems could become less economically feasible and could further reduce our gross margin or reduce demand for solar systems manufactured and sold, which in turn may decrease demand for our products. Additionally, existing or future tariffs may negatively affect our customers and manufacturing partners. For example, the proclamation issued by President Biden on June 6, 2022 allowing U.S. solar deployers the ability to import solar modules and cells from Cambodia, Malaysia, Thailand and Vietnam free from certain duties will expire on June 6, 2024. Such outcomes could adversely affect the amount or timing of our revenue, results of operations or cash flows, and continuing uncertainty could cause sales volatility, price fluctuations or supply shortages or cause our customers to advance or delay their purchase of our products. Governments may take further trade-related actions, which may include additional or increased tariffs and trade restrictions, and we may be unable to quickly and effectively react to such actions. While we have taken actions with the intention of mitigating the effect of tariffs on our business by reducing our reliance on China, we may not succeed or be able to continue to do so on attractive terms or at all. For example, in 2019, 90% of our supply chain was sourced from China. However, as of December 31, 2023, we have qualified suppliers outside of China for certain of our commodities and we continue to work to reduce the extent to which our supply chain for U.S.-based projects is subject to existing tariffs. We have entered into partnerships with manufacturers based in the United States, Hong Kong, India, Mexico, Canada, Spain, Brazil, Turkey, Saudi Arabia, Thailand, Vietnam and Korea to diversify our supply chain and optimize costs. However, despite these partnerships, we may still be required to use suppliers in China and other jurisdictions that will subject us to existing tariffs.

Changes in tax laws or regulations that are applied adversely to us, or our customers, could materially adversely affect our business, prospects, financial condition and results of operations.

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

We do not have internal manufacturing capabilities, and currently rely on contract manufacturers to build all of our products (including through our investment in Alpha Steel). Based on the U.S. dollar amount of purchase orders we issued during the year ended December 31, 2023, 42%, 23%, 19% and 12% of our spending involved contract manufacturers located in the United States, Hong Kong, China and India, respectively.

Our reliance on a limited number of contract manufacturers in a limited number of countries makes us vulnerable to possible capacity constraints and reduced control over component availability, quality, delivery schedules, manufacturing yields and costs. At December 31, 2023, we did not have long-term supply contracts with any of our contract manufacturers, although we did enter into a three-year supply agreement with Alpha Steel in February 2023 that will require certain annual minimum purchase thresholds during the term of the supply agreement, beginning in January 2024. Our other contract manufacturers are not obligated to supply products to us for any period, in any specified quantity or at any certain price beyond the single delivery contemplated by the relevant purchase order. While we may enter into long-term master supply agreements with our contract manufacturers in the future if the volume of our business grows in a way that makes such additional arrangements economically feasible, we may not be successful in negotiating such agreements on favorable terms or at all. With respect to any such long-term master supply agreements, we could be subject to terms that may be harmful to our business, including in the event that we do not have the customer demand necessary to utilize the products that we are required to purchase or have made deposits for, or in the event that we are required to purchase products at a price in excess of the prevailing market rate. Any change in our relationships with our contract manufacturers or changes to contractual terms of our agreements with them could adversely affect our financial condition and results of operations.

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

We purchase some of our components outside of the United States through arrangements with various international contract manufacturers. Political, social or economic instability in these regions, or in other regions where our products are made, could cause disruptions in trade, including, without limitation, exports to the United States. As detailed previously, trade disputes between various countries, particularly China and the United States, have created uncertainty with respect to the ability to import certain technologies and products into the United States, as well as in respect of tariff impacts on the costs of some of our components. In addition, recent WROs related to polysilicon requires panel importers to demonstrate that polysilicon used in their panels has not been sourced using forced labor. To date, CBP has used the WROs to detain solar panels, which has disrupted the U.S. solar installation market and caused additional uncertainty on future projects. These WRO actions, as well as other governmental actions that have or may impact the importation of solar panels (including the UFLPA), have and could continue to negatively impact the global solar market and the timing and viability of solar projects to which we sell our products, which has negatively impacted our 2022 and 2023 revenue and cash flows and may continue to negatively impact our anticipated revenue and cash flows in 2024, and which could have a material adverse effect on our business, financial condition and results of operations. While our products do not contain polysilicon, the degree of our exposure is dependent on, among other things, the impact of these measures on the projects that are also intended to use our products, with such impact being largely out of our control. Other events that could also cause disruptions to our supply chain include, but are not limited to:

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
•
foreign currency fluctuations;
•
public health issues and epidemic diseases, their effects (including any disruptions they may cause) or the perception of their effects;
•
extreme weather events that may affect manufacturing output or the transportation of materials and equipment to other countries or regions of the world;
•
wars, military operations or other hostilities, including Russia's invasion of Ukraine and conflicts in the Middle East; and
•
significant labor disputes, such as transportation worker strikes.

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

We and our contract manufacturers rely on domestic and international transportation and logistics markets to deliver our products to customers. Our ability and the ability of our contract manufacturers to deliver our products could be adversely impacted by shortages in available cargo capacity, changes by carriers and transportation companies in policies and practices, such as scheduling, pricing, payment terms and frequency of service or increases in the cost of fuel, taxes and labor, and other factors, such as extreme weather events or labor strikes and work stoppages, not within their control. For example, the COVID-19 pandemic resulted in diminished cargo capacity and port detainment of vessels which caused delays in delivery of our products to project sites during 2020 and into 2022. In addition, we have seen delays, disruptions and price increases in international transportation and logistics markets due to closures or capacity restrictions applicable to both the Panama Canal and Suez Canal (including the diversion of shipping vessels from the Red Sea as a result of attacks on shipping vessels there). Material interruptions in service or stoppages in transportation and logistics markets, whether caused by strike, work stoppage, lock-out, slowdown or otherwise, and escalated pricing in transportation and logistics markets could materially and adversely impact our business, results of operations and financial condition.

Risks Related to Intellectual Property

If we fail, in whole or in part, to obtain, maintain, protect, defend or enforce our intellectual property and other proprietary rights, our business and results of operations could be materially harmed.

Our success partly depends on our ability to protect our intellectual property and other proprietary rights. We rely on a combination of patents, trademarks, copyrights, and trade secrets to establish and protect our intellectual property and other proprietary rights, as well as unfair competition laws, confidentiality and license agreements and other contractual arrangements. As of December 31, 2023, we had patents in the following locations:

Locations	Patents Granted	Patents Allowed and Pending for Examination
United States	50	2
Australia	4	1
All other	7	1
Total	61	4

Our issued U.S. patents are expected to expire between 2024 and 2043.

Our trademarks and trade names include, but are not limited to, Voyager Tracker, Pioneer Tracker, SunDAT, SunPath, SunOPS, Atlas and FTC Solar, which are protected under applicable intellectual property laws. Our pending patent and trademark applications or other applications for intellectual property registrations may not be approved, issued or granted, and our existing and future intellectual property rights may not be valid, enforceable or sufficiently broad to prevent competitors from using technology similar to or the same as our proprietary technology, to prevent our contract manufacturers from providing similar technology to our competitors or to sufficiently allow us to develop and maintain recognized brands. Additionally, our intellectual property rights may afford only limited protection of our intellectual property and may not (i) prevent our competitors or contract manufacturers from duplicating our processes or technology, (ii) prevent our competitors from gaining access to our proprietary information and technology or (iii) permit us to gain or maintain a competitive advantage. Any impairment or other failure to obtain sufficient intellectual property protection could impede our ability to market our products and services, negatively affect our competitive position and harm our business and operating results, including forcing us to, among other things, rebrand or re-design our affected products and services. In countries where we have not applied for patent protection or trademark or other intellectual property registration or where effective patent, trademark, trade secret and other intellectual property laws and judicial systems may not be available to the same extent as in the United States, we may be at greater risk that our proprietary rights will be circumvented, misappropriated, infringed or otherwise violated.

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

Our competitors and other third parties hold numerous patents related to technologies used in our industry, and may hold or obtain patents, copyrights, trademarks or other intellectual property rights that could prevent, limit or interfere with our ability to make, use, develop, sell or market our products and services, which could make it more difficult for us to operate our business. From time to time, we may be subject to claims of infringement, misappropriation or other violation of patents or other intellectual property rights or licensing fee and royalty claims and related litigation, and, if we gain greater recognition in the market, we face a higher risk of being the subject of these types of claims. For example, in early 2021 we learned that a claim had been filed against us seeking damages for alleged breach of contract and other claims related to a patent license agreement and consulting relationship, and the same plaintiff subsequently filed a separate lawsuit against us alleging a claim for patent infringement in respect of the same underlying technology. We reached a settlement agreement with the plaintiff in December 2022 in which we agreed to (i) pay an aggregate of $1.5 million in certain installments, and (ii) issue the plaintiff 797,396 shares of our common stock, par value $0.0001 per share, in January 2023 valued at $2.0 million. We also agreed to an arrangement whereby we were granted a worldwide license under certain of the plaintiff's patents for an initial term of three years, subject to annual renewals at our option.

Regardless of the merit of any claims that may be made against us, responding to such claims can be time consuming, can divert management’s attention and resources, and may cause us to incur significant expenses in litigation or settlement. While we believe that our products and services do not infringe in any material respect upon any valid intellectual property rights of third parties, we may not be successful in defending against any such claims. If we do not successfully defend or settle an intellectual property claim, we could be liable for significant monetary damages and could be prohibited from continuing to use certain technology, business methods, content or brands, could be prohibited from continuing to sell certain products or services, or could be required to license such intellectual property from the applicable third party, which could require us to pay significant royalties, increasing our operating expenses. Even if we do reach a settlement agreement to resolve an intellectual property claim, such settlement agreement could also result in our making a significant monetary payment or paying significant royalties. If a license is not available at all or not available on reasonable terms, we may be required to develop or license a non-infringing alternative, either of which could require significant effort and expense. If we cannot license or develop a non-infringing alternative, we would be forced to limit or stop sales of our offerings and may be unable to effectively compete. Any of these results would adversely affect our business, financial condition and results of operations.

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

Despite our precautions, an electronic security breach in our systems (or in the systems of third parties with which we do business) that results in the unauthorized release of personally identifiable information regarding customers, employees or other individuals or other sensitive data could nonetheless lead to a serious disruption of our operations, financial losses from remedial actions, loss of business or potential liability, including possible punitive damages which may not be covered by or may be in excess of the coverage in our existing insurance policies. As a result of such a breach, we could also be subject to demands, claims and litigation by private parties, and investigations, related actions and penalties by regulatory authorities. Moreover, we could incur significant costs in notifying affected persons and entities and otherwise complying with the multitude of foreign, federal, state and local laws and regulations relating to the unauthorized access to, or use or disclosure of, personal information. In addition, any perceived or actual unauthorized access to, or use or disclosure of, such information could harm our reputation, substantially impair our ability to attract and retain customers and have an adverse impact on our business, financial condition and results of operations.

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

There are numerous federal, state, local and foreign laws regarding privacy and the collection, processing, storing, sharing, disclosing, using and protecting of personal information and other data. As an example, the U.S. Securities and Exchange Commission adopted final rules in July 2023 requiring timely disclosure of material cybersecurity incidents and periodic disclosure of our cybersecurity risk management, strategy and governance processes and policies, which may be found in Part I, Item 1C. "Cybersecurity" below.

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

We are not currently in compliance with the continued listing requirements for The Nasdaq Global Market. If we do not regain compliance and continue to meet the continued listing requirements, our common stock may be delisted from the Nasdaq Global Market, which could affect the market price and liquidity for our common stock and reduce our ability to raise additional capital.

On December 22, 2023, we received notification from The Nasdaq Stock Market LLC (“Nasdaq”) that we were not in compliance with the requirement to maintain a minimum closing bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5450(a)(1), because the closing bid price of the Company’s common stock was below $1.00 per share for 30 consecutive business days. The notification does not impact the listing of our common stock on the Nasdaq Global Market at this time.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days from the date of notification, or until June 19, 2024, to regain compliance with the minimum bid price requirement. During this period, our common stock will continue to trade on the Nasdaq Global Market. If at any time before June 19, 2024 the bid price of our common stock closes at or above $1.00 per share for a minimum of ten consecutive business days, Nasdaq will provide written notification that we have achieved compliance with this minimum bid price requirement.

We are considering all available options to regain compliance with the listing rule. However, there can be no assurance that we will be able to regain compliance with the rule or will otherwise be in compliance with other Nasdaq listing criteria. In the event we do not regain compliance by June 19, 2024, we may be eligible for an additional 180 calendar day compliance period to demonstrate compliance with the minimum bid price requirement. To qualify for the additional 180-day period, we may be required to meet the continued listing requirements for market value of publicly held shares and all other initial listing standards (with the exception of the bid price requirement) and transfer our listing to the Nasdaq Capital Market. In addition, we will need to provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If we do not qualify for the second compliance period or fail to regain compliance during the second 180-day period, then Nasdaq will notify us that our common stock is subject to delisting.

Our stock price has been volatile and may continue to be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares of common stock at or above the price you paid.

Our stock price has fluctuated in the past and may continue to be volatile in the future. From January 03, 2023 to December 28, 2023, the trading price of our common stock fluctuated between a high of $3.870 and a low of $0.282 per share, closing at $0.693 per share on December 28, 2023. The market price of our common stock could continue to be subject to significant fluctuations. The price of our common stock may change in response to fluctuations in our results of operations in future periods and also may change in response to other factors, including factors specific to companies in our industry. As a result, our share price may experience significant volatility and may not necessarily reflect the value of our expected performance. Among other factors that could affect our stock price are:

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
•
changes in our capital structure, such as future issuances of debt or equity securities, including future issuances under the ATM program;
•
our entry into new markets;
•
tax developments in the U.S. or other markets;
•
strategic actions by us or our competitors, such as acquisitions or restructurings; and
•
changes in accounting principles.

Further, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. In addition, the stock prices of many renewable energy companies have experienced wide fluctuations that have often been unrelated to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as inflation, recessions, interest rate changes or international currency fluctuations, may cause the market price of our common stock to decline. As a result, you may not be able to resell any of your shares of our common stock at or above the price paid. In addition, a decline in our stock price may prevent us from raising capital at favorable terms or at all.

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

Our directors, executive officers and principal stockholders will continue to have significant influence over our company, which could limit your ability to influence the outcome of key transactions, including a change of control.

Our directors, executive officers and each of our 5% stockholders and their affiliates, in the aggregate, beneficially own approximately 34% of the outstanding shares of our common stock, based on the number of shares outstanding as of December 31, 2023. As a result, these stockholders, if acting together, will be able to significantly influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

As a public company, we are subject to the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Section 404(a) of the Sarbanes-Oxley Act requires that management assess and report annually on the effectiveness of our internal control over financial reporting and identify any material weaknesses in our internal controls over financial reporting. Our assessment and report by management for the year ended December 31, 2023, may be found in Part II, Item 9A. "Controls and Procedures" of this Annual Report. To maintain and improve the effectiveness of our disclosure controls and procedures, we have committed significant resources, hired additional staff and provided additional management oversight. We have implemented additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. Sustaining our growth also will require us to commit additional management, operational and financial resources to identify new professionals to join our firm and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns and will result in increased costs to us, which could have a material adverse effect on our results of operations, financial condition or business.

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

We had previously identified material weaknesses in our internal controls over financial reporting which were remediated as of December 31, 2022. If we experience additional material weaknesses or otherwise fail to maintain effective internal controls over financial reporting in the future, our ability to timely and accurately report our financial condition and results of operations or comply with applicable laws and regulations could be impaired, which may adversely affect investor confidence in us and, as a result, the market price of our common stock.

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

Risks Related to Health Epidemics

We face risks related to actual or threatened health epidemics, such as the recent COVID-19 pandemic, and other outbreaks, which could significantly disrupt our operations.

Our business, including our employees, have been and could in the future be adversely impacted by the effects of a widespread outbreak of contagious disease or other health epidemics. As an example, the COVID-19 outbreak was declared a pandemic by the World Health Organization from March 2020 until May 2023. During a portion of this time period, we experienced significant supply chain disruptions that caused delays in product deliveries due to diminished vessel capacity, diminished supplier capacity (including local shutdowns and capacity restrictions), port detainment of vessels, port congestion, labor shortages and other stresses on cargo infrastructure (including ports, warehouses, trucking and rail transportation), which contributed to increased shipping costs and increased lead times for delivery of our tracker systems. Transportation costs, including ocean freight and U.S. domestic haul rates, increased at the beginning of the COVID-19 pandemic but have since returned to pre-pandemic rates. Domestic fuel prices, however, continue to be elevated compared to pre-pandemic rates. Additionally, COVID-19 shutdowns in China during 2022 created a backlog of exports and increased demand for container shipments from China, but such shutdowns have since been eased by the Chinese government. These cost increases and decreases impact our operating margins. Additionally, the COVID-19 pandemic negatively impacted ground operations at project sites due to health-related restrictions and worker absenteeism, which resulted in delays in project completions in 2020 and 2021.

Any future widespread outbreak of contagious diseases, or other adverse public health developments, could cause disruption to, among other things, our contract manufacturers located in the United States and elsewhere around the world, which could cause delays in our supply chain and product shipments and delays in project completion, as well as reductions in customer support trainings and monitoring of our contract manufacturers, which could adversely affect our business, operations and customer relationships.

Many of our contracts with customers include liquidated damages that are payable for shipment delays, and we have in the past incurred and may in the future incur liabilities under such provisions if we face challenges from future health epidemics.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk management and strategy

We recognize the importance of developing, implementing and maintaining robust cybersecurity measures to safeguard our information technology ("IT") systems and protect the confidentiality, integrity, and availability of our data.

We have integrated cybersecurity risk management into our overall risk management and internal control framework and have established policies and controls that we believe are appropriate in light of the risks of damage to our reputation and financial condition from unauthorized access to our key digital assets and systems.

Many of our key IT systems are provided by third parties with extensive experience and knowledge in addressing cybersecurity risks involving those systems and have their own robust system of controls regarding their software products, which we monitor on a recurring basis through review of independent reports on their systems of internal controls provided to us. Such IT systems include our primary accounting, financial reporting, payroll and employee benefits, document storage, email and video communication and employee expense reporting systems. Our internal intranet and IT asset control systems are also managed on our behalf by a third-party service provider, with whom we participate in regular weekly meetings to discuss cybersecurity-related items such as (i) operating and application system patching, (ii) phishing attempts, (iii) malware, (iv) non-compliant devices, (v) third-party secure scorecard results, and (vi) alerts provided through our Security Operations Center.

We obtain security incident reports from our third-party software and service providers regarding unauthorized attempts to access our systems, when and if they occur, and we work closely with our third-party providers to explore the details of any unauthorized attempts to infiltrate those systems and to assess whether any critical information within those systems was compromised or not. We also evaluate to the extent possible our system of controls in comparison to information obtained from our third-party providers, as well as our independent accountants and other technology consultants, of practices followed by other companies in safeguarding their systems in order to ensure our cybersecurity strategies and processes remain at the forefront of industry best practices.

Many of our employees work remotely or in various locations around the world and are provided with company-owned IT equipment. Software and firmware updates to such equipment are managed and controlled by the Company.

In order to further protect ourselves financially, we maintain insurance coverage of up to $5 million with respect to losses from business interruption, data recovery, cyber-extortion and ransomware, data breach response and crisis management as a result of a cybersecurity incident.

As of the date of the filing of this Annual Report, we have not encountered any cybersecurity incidents that have materially impaired our business strategy, operations or financial standing.

Governance

Board of Directors Oversight

Our Board of Directors is aware of the critical nature of managing risks associated with cybersecurity threats and has established oversight mechanisms to ensure effective governance in managing these risks. The Audit

Committee is central to the Board's oversight and has been directed to assume primary responsibility for such oversight by the Board. The Audit Committee is comprised of board members with diverse experience including risk management, technology and finance, which, in the judgment of the Board, equips them with the ability to oversee cybersecurity risks effectively. The Audit Committee actively participates in strategic decisions related to cybersecurity, offering guidance to our management and approval of major initiatives.

Management's Role Managing Risk

We have established a Cybersecurity Governance Committee, which meets monthly or more frequently, if needed, to monitor:

•
our current cybersecurity controls and our ability to address emerging threats;
•
the status of our ongoing cybersecurity initiatives and strategy;
•
incident reports from any cybersecurity events; and
•
compliance with regulatory requirements and industry standards.

Our Cybersecurity Governance Committee includes our Chief Financial Officer, Chief Operating Officer, General Counsel, Senior Director of IT, Director of IT, Senior Director of Software, Corporate Controller, Director of SEC Reporting and Technical Accounting, and Director of Internal Audit. We believe the members of our Cybersecurity Governance Committee have relevant knowledge and experience in either IT systems, auditing of controls over IT systems, or management and assessment of risk processes and internal control systems to ensure proper management oversight.

Our IT management is responsible for notifying the Cybersecurity Governance Committee of cyber incidents they become aware of from software alerts, third-party vendors, employees or by other means. The Cybersecurity Governance Committee will review such incidents, including activities by IT management to evaluate the severity of the incidents, and will provide details of any cybersecurity events, including those not deemed to have a material impact, to our Internal Controls and Disclosure Committee for reporting to our Audit Committee. In addition, our Chief Financial Officer, Senior Director of IT and Director of Internal Audit maintain an ongoing dialogue with the Audit Committee during the year regarding emerging or potential cybersecurity risks.

The Cybersecurity Governance Committee has the responsibility for determining if a cybersecurity incident is considered to have a material impact on the Company requiring public reporting in accordance with the rules and regulations of the U.S. Securities and Exchange Commission.

Under the guidance of the Cybersecurity Governance Company, we have adopted (i) a Security Incident Response Plan, (ii) a Cybersecurity Materiality Assessment Policy, and (iii) a Cybersecurity Register of Events.

Our IT management, in conjunction with our Director of Internal Audit, has responsibility for monitoring and testing the effectiveness of our cybersecurity controls and procedures on a recurring basis.

Item 2. Properties.

Our corporate headquarters located in Austin, Texas, consists of approximately 9,278 square feet of office space, the lease for which expires on October 31, 2025. We also have a lease expiring in May 2026 for an applications laboratory located in Austin, Texas, consisting of 4,700 square feet.

We entered into a new three-year lease in January 2023 for 7,522 square feet of additional office space in Chennai, India.

We also entered into a five-year lease effective February 2023, for a research facility in Sequin, Texas consisting of 261,360 square feet of space. This new facility replaced the access we had prior to mid-2023 to a development sandbox of 174,240 square feet in Aurora, Colorado through our membership in SolarTAC.

Our lease covering approximately 43,560 square feet of space for our SolarTAC Chennai, India facility expires in May 2024.

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

Additional information regarding our leases may be found in Note 9, "Leases" included in our consolidated financial statements in Part II, Item 8 of this Annual Report.

Item 3. Legal Proceedings.

We may become involved in various claims, lawsuits, investigations, and other proceedings, arising in the normal course of business.

In March of 2023, CBP issued notices of tariff assessment that indicated an action taken at the Import Specialist (i.e., the port) level with respect to merchandise imported from Thailand under entry number 004-1058562-5 (the “625 Assessment”) and entry number 004-1063793-9 (the “Original 939 Assessment”, and collectively with the 625 Assessment, the “Original CBP Assessments”). The Original CBP Assessments related to certain torque beams that are used in our Voyager+ product that were imported in 2022. In the Original CBP Assessments, CPB asserted that Section 301 China tariffs, Section 232 steel & aluminum tariffs, and antidumping and countervailing duties applied to the merchandise. Based on correspondence received to date from CBP and our calculations based on applicable duty and tariff rates, the 625 Assessment is currently for approximately $2.84 million. In September of 2023, CBP informed us (the "Revised 939 Assessment", and together with the 625 Assessment, the "Revised CBP Assessments") that the amount owed under the Original 939 Assessment was being revised downward to approximately $2.01 million. In particular, CBP accepted our position that the Section 301 tariffs of 25% or 7.5% of the value of the merchandise, depending on tariff classification, as well as the antidumping and countervailing duties, previously assessed under the Original 939 Assessment are not applicable as they are only applicable to articles that originate in China and that, in this case, the finished goods are products of Thailand.

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

CBP has legally finalized both Revised CBP Assessments. We filed a formal protest for the 625 Assessment in September of 2023 and plan to do the same for the Revised 939 Assessment. Based on the above, and under the relevant accounting guidance related to loss contingencies, we have made no accrual for the amounts claimed by CBP as of December 31, 2023, as we do not consider these amounts to be a probable obligation, as such term is defined and interpreted under the relevant accounting guidance, for us at this time. However, because matters of this nature are subject to inherent uncertainties, and unfavorable rulings or developments, including future assessments of additional duties or tariffs owed in respect of other shipments or other materials beyond what is presently included in the Revised CBP Assessments, could occur despite our belief that the tariffs and duties asserted are incorrect, there can be no certainty that the Company may not ultimately incur charges that are not currently recorded as liabilities. Since the outcome of these matters cannot be predicted with certainty, the costs associated with them could have a material adverse effect on our consolidated results of operations, financial position, or liquidity.

Item 4. Mine Safety Disclosures.

N/A.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information

Our common stock, $0.0001 par value, is currently trading on the Nasdaq Global Market under the symbol “FTCI”.

On December 22, 2023, we received notification from Nasdaq that we were not in compliance with the requirement to maintain a minimum closing bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5450(a)(1), because the closing bid price of the Company’s common stock was below $1.00 per share for 30 consecutive business days. The notification does not impact the listing of our common stock on the Nasdaq Global Market at this time.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days from the date of notification, or until June 19, 2024, to regain compliance with the minimum bid price requirement. During this period, our common stock will continue to trade on the Nasdaq Global Market. If at any time before June 19, 2024 the bid price of our common stock closes at or above $1.00 per share for a minimum of ten consecutive business days, Nasdaq will provide written notification that we have achieved compliance with this minimum bid price requirement.

We are considering all available options to regain compliance with the listing rule. However, there can be no assurance that we will be able to regain compliance with the rule or will otherwise be in compliance with other Nasdaq listing criteria. In the event we do not regain compliance by June 19, 2024, we may be eligible for an additional 180 calendar day compliance period to demonstrate compliance with the minimum bid price requirement. To qualify for the additional 180-day period, we may be required to meet the continued listing requirements for market value of publicly held shares and all other initial listing standards (with the exception of the bid price requirement) and transfer our listing to the Nasdaq Capital Market. In addition, we will need to provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If we do not qualify for the second compliance period or fail to regain compliance during the second 180-day period, then Nasdaq will notify us that our common stock is subject to delisting.

Holders

At February 16, 2024, there were 28 holders of record of our common stock.

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

Securities authorized for issuance under equity compensation plans

Shares of our common stock were issuable under our 2017 Stock Incentive Plan (the "2017 Plan") and our 2021 Stock Incentive Plan (the "2021 Plan"), both of which were adopted by our board of directors and stockholders, as of December 31, 2023 as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Stock options	2,415,526	$1.82	N/A
Restricted stock units and awards	11,891,136	—	N/A
Total	14,306,662	$1.82	2,305,179

On July 1, 2022, we filed a registration statement on Form S-8 to register 5,000,000 shares of common stock for issuance upon the settlement of RSUs and the exercise of stock options previously granted under the 2017 Plan that remain outstanding. No new awards have been or will be granted under the 2017 Plan following the effectiveness of our 2021 Plan on April 27, 2021.

The number of shares initially reserved for issuance under the 2021 Plan was 12,645,239, which will automatically increase on January 1 of each calendar year prior to the tenth anniversary of the Plan's effective date in an amount equal to the lesser of (i) 4% of the total number of shares of common stock outstanding on the day prior (December 31st), and (ii) a number of shares of common stock determined by the compensation committee of the Company's board of directors. Through December 31, 2023, an additional 7,906,088 shares became available for issuance pursuant to the automatic increase provisions of the 2021 Plan, resulting in a total number of shares authorized for issuance under the 2021 Plan of 20,551,327.

Our board of directors also adopted the 2021 Employee Stock Purchase Plan ("2021 ESPP Plan") concurrent with our 2021 Plan in order to provide our employees and our designated subsidiaries with an opportunity to purchase our common stock through accumulated payroll deductions at 85% of the stock's fair market value. As of December 31, 2023, this plan had not yet been implemented internally within the Company and no purchases of common stock have been made pursuant to the 2021 ESPP Plan.

Recent Sales of Unregistered Securities

In the three years preceding the date of this Annual Report, we have sold the following securities without registration under the Securities Act:

Common Stock Issuances

On June 14, 2022, we issued 1,000,000 shares of common stock to certain former stockholders of HX Tracker as partial consideration for our acquisition of this business. These shares were issued in a private placement exempt from the registration requirements of the Securities Act, in reliance on the exemptions set forth in Section 4(a)(2) of the Securities Act and Rule 506 under Regulation D.

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

Plan-Related Issuances

In the three years preceding the date of this Annual Report, we granted to our directors, officers and employees 4,620,813 RSUs (on a post-split basis) having estimated grant date values ranging from $3.26 to $13.50 per share (on a post-split basis).

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

Use of proceeds from IPO

Not applicable.

Purchases of equity securities by the issuer and affiliated purchasers

No purchases of equity securities were made during the fourth quarter of 2023.

Stockholder performance graph and cumulative total return

The graph below shows a comparison of cumulative total stockholder return for our common stock in relation to the Russell 2000 Index and the Nasdaq Clean Edge Green Energy Index. This graph covers the period from April

28, 2021, immediately following the effective date of our IPO, through December 31, 2023. The graph assumes the investment of $100 in our stock and on each index on April 28, 2021 (and the reinvestment of dividends thereafter). The comparisons in the graph below are based on historical data and are not indicative of, or intended to forecast, future performance of our common stock.

	Base Period	Periods Ending
Company or Index Name/Symbol	4/28/2021	6/30/2021	12/31/2021	6/30/2022	12/30/2022	6/30/2023	12/31/2023
FTC Solar, Inc. (FTCI)	$100.00	$87.51	$49.70	$23.80	$17.62	$21.17	$4.55
Russell 2000 Index (RUT)	$100.00	$100.41	$97.58	$74.22	$76.54	$82.08	$88.09
Nasdaq Clean Edge Green Energy Index (CELS)	$100.00	$102.33	$100.57	$77.23	$69.81	$75.84	$62.42

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

We are a global provider of solar tracker systems, supported by proprietary software and value-added engineering services. Solar tracker systems move solar panels throughout the day to maintain an optimal orientation relative to the sun, thereby increasing the amount of solar energy produced at a solar installation. Our original tracker system is currently marketed under the Voyager brand name (“Voyager”), which is our 2P single-axis tracker solution. In September 2022, we announced the introduction of Pioneer, our new 1P solar tracker solution. We have also launched a new mounting solution to support the installation and use of U.S.-manufactured thin-film modules by project owners and, in August 2023, we introduced SUNOPS, a cloud-based, tracker-agnostic solar asset monitoring solution allowing asset owners and managers to evaluate the operation and performance of their solar deployments. In addition, we have a team of renewable energy professionals available to assist our U.S. and worldwide clients in site layout, structural design, pile testing and other needs across the solar project development and construction cycle. The Company is headquartered in Austin, Texas, and has international subsidiaries in Australia, China, India and South Africa.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups (JOBS) Act. Under the JOBS Act, we elected to use the allowed extended transition period to delay adopting new or revised accounting standards until such time as those standards apply to private companies.

Key Factors Affecting Our Performance

Government Regulations. Changes in the U.S. trade environment, including the imposition of import tariffs, AD/CVD investigations and the UFLPA, which became effective in June 2022, can have an impact on the timing of developer projects. The UFLPA resulted in new rules for module importers and reviews by CBP. There is currently uncertainty in the market around achieving full compliance with UFLPA, whether related to sufficient traceability of materials or other factors. Escalating trade tensions, particularly between the United States and China, have led to increased tariffs and trade restrictions, including tariffs applicable to certain raw materials and components for our products. We have taken measures with the intention of mitigating the effect of tariffs and the impact of AD/CVD and UFLPA on our business by reducing our reliance on China and enhancing our U.S.-based supply chain, including through our investment in Alpha Steel, as described further in Note 3, "Equity method investment" included in our consolidated financial statements in Part II, Item 8 of this Annual Report. In 2019, 90% of our supply chain was sourced from China. As of December 31, 2023, we have qualified suppliers outside of China for certain of our commodities and we continue to work to reduce the extent to which our supply chain for U.S.-based projects is subject to existing tariffs. We have entered into partnerships with manufacturers based in the United States, Hong Kong, India, Mexico, Canada, Spain, Brazil, Turkey, Saudi Arabia, Thailand, Vietnam and Korea to diversify our supply chain and optimize costs. On June 6, 2022, President Biden issued an Executive Order allowing U.S. solar deployers to import solar modules and cells from Cambodia, Malaysia, Thailand and Vietnam free from certain duties for 24 months, along with other incentives designed to accelerate U.S. domestic production of clean energy technologies. However, on December 29, 2023, Auxin and Concept Clean Energy, Inc. filed suit in the U.S. Court of International Trade challenging the legal basis for the moratorium and implementing regulations. If the suit proves successful, solar module importers could owe retroactive duties on goods that have already cleared customs.

The most notable incentive program impacting our U.S. business has historically been the ITC for solar energy projects, which allows taxpayers to offset their U.S. federal income tax liability by a certain percentage of their cost basis in solar energy systems placed in service for commercial use. The Inflation Reduction Act of 2022, passed by the U.S. Congress and signed into law by President Biden on August 16, 2022, expanded and extended the tax credits and other tax benefits available to solar energy projects and the solar energy supply chain. ITCs have been extended for such projects through at least 2032 and, depending on the location of a particular project and its ability to satisfy certain labor and domestic content requirements, the ITC percentage can range between 30% and 50%. U.S. manufacturers of specific solar components are now eligible to claim production tax credits as an alternative to the ITC. Implementing regulations for this law are, in certain cases, still being finalized and the impact of these regulations continue to be evaluated by developers of new solar projects and manufacturers of solar components. Our investment in and commitments made to Alpha Steel will allow us to obtain certain benefits as a result of this new production tax credit program. We believe this law will bolster and extend future demand for our products in the United States, however as the implementing regulations for this law are still being finalized, this creates uncertainty about the extent of its impact on our Company and the solar energy industry.

Disruptions in Transportation and Supply Chain. Our costs are affected by the costs of certain components and materials, such as steel, motors and micro-chips, as well as transportation costs. Current market conditions and international conflicts that constrain the supply of materials and disrupt the flow of materials from international vendors impact the cost of our products and services, along with overall rates of inflation in the global economy, which have been higher than pre-COVID 19 pandemic historical rates. Transportation costs, including ocean freight and U.S. domestic haul rates, increased at the beginning of the COVID-19 pandemic but have since returned to pre-pandemic rates. Domestic fuel prices, however, continue to be elevated compared to pre-pandemic rates. Additionally,

COVID-19 shutdowns in China during 2022 created a backlog of exports and increased demand for container shipments from China, but such shutdowns have since been eased by the Chinese government. These cost increases and decreases impact our operating margins. We have taken steps to expand and diversify our manufacturing partnerships and have adjusted our modes of transportation to mitigate the impact of headwinds that arise in the global supply chain and logistics markets. As an example, we have modified our ocean freight from previously using charter shipments to now using containerized shipments as costs in the container market began to decrease in 2022. We continue to monitor the logistics markets and will continue to evaluate our use of various modes of transportation when warranted to optimize our transportation costs. Additionally, from February 2022 to September 2023, we utilized a related-party consulting firm to support us in making improvements to our processes and performance in various areas, including design, sourcing, logistics, pricing, software and our distributed generation business. Further information may be found in Note 18 "Related party transactions" included in our consolidated financial statements in Part II, Item 8 of this Annual Report with regard to the related-party consulting firm. We intend to maintain a sharp focus on our design-to-value initiative to continue to improve margins by reducing manufacturing and material costs of our products.

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

Impact of Climate Change. Climate change has primarily impacted our business operations by increasing demand for solar power generation and, as a result, for use of our products. While climate change has not resulted in any material negative impact to our operations to date, we recognize the risk of disruptions to our supply chain due to extreme weather events. This has led us to expand the diversity of our supplier base and to partner with more local suppliers to reduce shipping and transportation needs. We are also increasingly partnering with larger scale steel producers rather than smaller suppliers to facilitate scaling of our operations while remaining conscious of the environmental impacts of steel manufacturing as the regulatory landscape around these high-emitting industries evolves. An example of this strategy is our investment in Alpha Steel, a U.S.-based manufacturing partnership with Taihua, a leading steel fabricator.

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

Non-GAAP Financial Measures

Adjusted EBITDA, adjusted net loss and adjusted earnings per share (“EPS”)

We utilize Adjusted EBITDA, Adjusted Net Loss, and Adjusted EPS as supplemental measures of our performance. We define Adjusted EBITDA as net loss plus (i) provision (benefit) for income taxes, (ii) interest expense, net, (iii) depreciation expense, (iv) amortization of intangibles, (v) stock-based compensation, (vi)

non-routine legal fees, certain severance and other costs (credits), and (vii) the loss from an unconsolidated subsidiary that was sold in 2021. We also deduct the contingent gains from the disposal of our investment in an unconsolidated subsidiary and the gain from extinguishment of our debt from net loss in arriving at Adjusted EBITDA. We define Adjusted Net Loss as net loss plus (i) amortization of debt issue costs and intangibles, (ii) stock-based compensation, (iii) non-routine legal fees, severance and certain other costs (credits), (iv) the loss from an unconsolidated subsidiary that was sold in 2021, and (v) the income tax expense (benefit) of those adjustments, if any. We also deduct the gains or add back the losses from the disposal of our investment in an unconsolidated subsidiary that was sold in 2021 and the gain from extinguishment of our debt from net loss in arriving at Adjusted Net Loss. Adjusted EPS is defined as Adjusted Net Loss on a per share basis using the weighted average diluted shares outstanding.

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

	Year ended December 31,
	2023		2022		2021
(in thousands, except shares and per share data)	Adjusted EBITDA	Adjusted Net Loss	Adjusted EBITDA	Adjusted Net Loss	Adjusted EBITDA	Adjusted Net Loss
Net loss per U.S. GAAP	$(50,290)	$(50,290)	$(99,613)	$(99,613)	$(106,589)	$(106,589)
Reconciling items -
Provision for (benefit from) income taxes	(338)	—	435	—	169	—
Interest expense, net	253	—	978	—	814	—
Amortization of debt issue costs in interest expense	—	709	—	703	—	461
Depreciation expense	833	—	631	—	232	—
Amortization of intangibles	542	542	269	269	—	—
Stock-based compensation	8,295	8,295	20,303	20,303	61,765	61,765
Gain from disposal of investment in unconsolidated subsidiary(a)	(1,319)	(1,319)	(1,745)	(1,745)	(20,829)	(20,829)
Gain on extinguishment of debt	—	—	—	—	(790)	(790)
Non-routine legal fees(b)	214	214	8,495	8,495	2,791	2,791
Severance(c)	4,422	4,422	1,478	1,478	1,298	1,298
Other costs(d)	3,241	3,241	2,353	2,353	4,927	4,927
Loss from sold unconsolidated subsidiary(a)	—	—	—	—	354	354
Adjusted Non-GAAP amounts	$(34,147)	$(34,186)	$(66,416)	$(67,757)	$(55,858)	$(56,612)

U.S. GAAP net loss per share:
Diluted	N/A	$(0.44)	N/A	$(0.98)	N/A	$(1.24)

Adjusted Non-GAAP net loss per share (Adjusted EPS):
Diluted	N/A	$(0.30)	N/A	$(0.67)	N/A	$(0.66)

Weighted-average common shares outstanding:
Diluted	N/A	115,546,150	N/A	101,408,263	N/A	86,043,051

(a) Our management excludes the gain in each year from periodic collections of contingent contractual amounts arising from the sale in 2021 of our investment in an unconsolidated subsidiary, as well as the gain from the 2021 sale, when evaluating our operating performance, along with the loss from operations of our unconsolidated subsidiary prior to the sale.

(b) Non-routine legal fees represent legal fees and other costs incurred for specific matters that were not ordinary or routine to the operations of the business.

(c) Severance costs were incurred due to restructuring changes involving executive turnover and headcount reduction events.

(d) Other costs in 2023 included the write-off of remaining prepaid costs resulting from termination of our consulting agreement with a related party, as described further in Note 18, "Related party transactions" in our consolidated financial statements in Part II, Item 8 of this Annual Report. Other costs in 2022 included certain amounts related to our acquisition of HX Tracker, costs attributable to settlement of stock-based compensation awards in 2022 resulting from our IPO, shareholder follow-on registration costs and other items pursuant to our IPO, write-off of deferred costs relating to certain uncompleted transactions and installment payments in both 2022 and 2021 relating to a 2021 CEO transition event. Other costs in 2021 also included consulting fees in connection with operations and finance.

Key Components of Our Results of Operations

The following discussion describes certain line items in our Consolidated Statements of Comprehensive Loss.

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

Our revenue is affected by changes in the volume and ASP of our solar tracking systems purchased by our customers and volume of sales of software products and engineering services, among other things. The ASP of our solar tracker systems and volume of sales is driven by the supply of, and demand for, our products, changes in product mix, geographic mix of our customers, strength of competitors’ product offerings, tariff and import restrictions, supply chain issues and availability of government incentives to the end-users of our products. Additionally, our revenue may be impacted by seasonality due to cold weather, which can cause variability in site construction activity.

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

We have made changes to our headcount over the last three years as we initially scaled up our business and, more recently, made adjustments at the end of 2022 and in August 2023 in response to current project activity levels. Our gross profit may vary period-to-period due to changes in our headcount, ASP, product costs, product mix, customer mix, geographical mix, shipping methods, warranty costs and seasonality. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), we received employee retention credits during 2021, which reduced the impact of personnel costs on our operating results during that year.

Operating expenses

Operating expenses consist of research and development expenses, selling and marketing expenses and general and administrative expenses. Personnel-related costs are the most significant component of our operating expenses and include salaries, benefits, bonuses, commissions and stock-based compensation expenses.

We froze non-essential hiring during the latter part of 2022 and implemented reductions in our workforce at the end of 2022 and in August 2023, in response to regulatory and other issues that were negatively impacting our solar project activity levels. In addition, our operating costs have been impacted by (i) our level of research activities to originate, develop and enhance our products, (ii) our sales and marketing efforts as we expand our development activities in various parts of the world, and (iii) variations in legal and professional fees, compliance costs, insurance, facility costs and other costs associated with strategic changes in response to changing market conditions and other matters.

Results of Operations – 2023 Compared to 2022

	Year ended December 31,
	2023		2022
(in thousands, except percentages)	Amounts	Percentage of revenue	Amounts	Percentage of revenue
Revenue:
Product	$101,872	80.2%	$63,760	51.8%
Service	25,130	19.8%	59,306	48.2%
Total revenue	127,002	100.0%	123,066	100.0%
Cost of revenue:
Product	93,314	73.5%	84,766	68.9%
Service	25,381	20.0%	65,528	53.2%
Total cost of revenue	118,695	93.5%	150,294	122.1%
Gross profit (loss)	8,307	6.5%	(27,228)	(22.1%)
Operating expenses
Research and development	7,166	5.6%	9,949	8.1%
Selling and marketing	14,811	11.7%	8,659	7.0%
General and administrative	37,107	29.2%	53,736	43.7%
Total operating expenses	59,084	46.5%	72,344	58.8%
Loss from operations	(50,777)	(40.0%)	(99,572)	(80.9%)
Interest expense, net	(253)	(0.2%)	(978)	(0.8%)
Gain from disposal of investment in unconsolidated subsidiary	1,319	1.0%	1,745	1.4%
Other expense, net	(257)	(0.2%)	(373)	(0.3%)
Loss from unconsolidated subsidiary	(660)	(0.5%)	—	0.0%
Loss before income taxes	(50,628)	(39.9%)	(99,178)	(80.6%)
(Provision for) benefit from income taxes	338	0.3%	(435)	(0.4%)
Net loss	$(50,290)	(39.6%)	$(99,613)	(80.9%)

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

	Year ended December 31,
(in thousands)	2023	2022	$ Change	% Change
Product	$101,872	$63,760	$38,112	59.8%
Service	25,130	59,306	(34,176)	(57.6)%
Total revenue	$127,002	$123,066	$3,936	3.2%

Product revenue

The increase in product revenue in 2023, as compared to 2022, was primarily due to (i) an increase of 33% in MW produced as activity during the year ended December 31, 2022 was adversely impacted by regulatory issues involving the Solar Circumvention Investigation and the UFLPA, concerns about which have since eased to some extent in 2023 but still remain, and (ii) an increase of 17% in ASP as a result of improved project pricing. In addition, product revenue for the year ended December 31, 2022 was negatively impacted by a customer concession charge of $2.0 million.

Although our 2023 production increased compared to 2022, our activity levels during the year ended December 31, 2023 continued to be constrained by recent customer project delays, as well as the regulatory issues described above.

Service revenue

The decrease in service revenue in 2023, as compared to 2022, primarily resulted from a decrease of 48% in the amount of MW delivered as a result of timing of project manufacturing completions, as well as a decrease of 22% in ASP as pricing has moderated in relation to lower transportation costs as compared to the year ended December 31, 2022. In addition, service revenue for the year ended December 31, 2022 was negatively impacted by a customer concession charge of $3.0 million.

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

Gross profit may vary from period-to-period and is primarily affected by our ASP, product costs, product mix, customer mix, geographical mix, shipping method, logistics costs, warranty costs and potentially, seasonality.

	Year ended December 31,
(in thousands)	2023	2022	$ Change	% Change
Product	$93,314	$84,766	$8,548	10.1%
Service	25,381	65,528	(40,147)	(61.3)%
Total cost of revenue	$118,695	$150,294	$(31,599)	(21.0)%
Gross profit (loss)	$8,307	$(27,228)	$35,535	130.5%
Gross profit (loss) percentage of revenue	6.5%	(22.1%)

The decrease in cost of revenue in 2023, as compared to 2022, was primarily driven by (i) a decrease of 48% in shipping and logistics activity. While there was an increase of 33% in MW produced, the cost of MW produced decreased by 17% as a result of lower direct costs due to our design-to-value efforts, lower remediation and warranty costs, as well as reduced overhead spending due to the impact of other cost control efforts, including lower average headcount during the current period.

Our gross profit (loss) percentage of revenue for 2023 was a positive 6.5%, as compared to a negative 22.1% in 2022.

We had positive gross margin for the year ended December 31, 2023 largely due to (i) higher production activity (ii) a mix shift to higher margin product revenue, (iii) an increase of 17% in our product ASP, and lower direct costs due to our design-to-value efforts, lower remediation and warranty costs, as well as reduced overhead spending due to the impact of other costs control efforts, including lower average headcount during the current period.

We had negative gross margin for the year ended December 31, 2022 as a result of (i) production volumes that were not sufficient to cover certain relatively fixed overhead costs, (ii) our inability to recover certain increased logistics costs on fixed price contracts, and (iii) recognition of a $5.0 million customer concession during the period.

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

	Year ended December 31,
(in thousands)	2023	2022	$ Change	% Change
Research and development	$7,166	$9,949	$(2,783)	(28.0%)

The decrease in research and development expenses in 2023, as compared to 2022, was primarily due to (i) lower spending of $1.0 million on lab activity and materials, (ii) $0.9 million of lower stock-based compensation expense largely attributable to award forfeitures from the reduction in force in August 2023, as well as the lower number of stock-based incentive compensation awards granted during the year ended December 31, 2023, as compared to the year ended December 31, 2022, (iii) lower payroll-related costs of $0.7 million as a result of lower average headcount, and, (iv) lower research facility costs of $0.2 million. Research and development expenses as a percentage of revenue were 5.6% for the year ended December 31, 2023, compared to 8.1% for the year ended December 31, 2022.

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

	Year ended December 31,
(in thousands)	2023	2022	$ Change	% Change
Selling and marketing	$14,811	$8,659	$6,152	71.0%

The increase in selling and marketing expenses in 2023, as compared to 2022, was primarily attributable to (i) higher provisions for uncollectible receivables totaling $6.2 million related mainly to charges in both periods associated with a specific customer account, (ii) higher payroll-related costs of $0.5 million largely from employee severance charges in 2023, and (iii) higher travel and professional costs of $0.4 million. This was partially offset by lower stock-based compensation of $1.2 million attributable to award forfeitures resulting from the reduction in force in August 2023 and a lower number of stock-based incentive compensation awards issued during the year ended December 31, 2023. Selling and marketing expenses as a percentage of revenue were 11.7% for the year ended December 31, 2023, compared to 7.0% for the year ended December 31, 2022.

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

	Year ended December 31,
(in thousands)	2023	2022	$ Change	% Change
General and administrative	$37,107	$53,736	$(16,629)	(30.9%)

The decrease in general and administrative expense in 2023, as compared to 2022, was primarily attributable to (i) lower legal fees and settlement costs of $7.9 million, primarily related to our December 2022 settlement of an outstanding legal matter which eliminated a large amount of legal fees and costs during 2023, as compared to 2022, (ii) $8.2 million of lower stock-based compensation expense related primarily to (a) forfeiture of awards in connection with the September 2023 termination of the Service Agreement with a related party as described further in Note 18, "Related party transactions" in Part II, Item 8 of this Annual Report, (b) forfeiture of awards in connection with our reduction in force in August 2023 and the departure of certain executive officers, effective December 2023, and (c) a lower number of stock-based incentive compensation awards in 2023 as compared to 2022, (iii) lower consulting and professional fees of $1.8 million, and (iv) $2.1 million of lower insurance costs. These decreases were partially offset by a $3.2 million write-off of remaining prepaid expense balances also associated with the termination of the Service Agreement with a related party as described in Note 18, as referenced above. In addition, higher severance costs during 2023 were mostly offset by headcount reductions and lower cash incentive compensation. General and administrative expenses as a percentage of revenue were 29.2% for the year ended December 31, 2023, compared to 43.7% for the year ended December 31, 2022.

Interest expense, net

	Year ended December 31,
(in thousands)	2023	2022	$ Change	% Change
Interest expense, net	$253	$978	$(725)	(74.1)%

Interest expense for 2023 and 2022 totaled approximately $1.3 million and $1.4 million, respectively, and consisted primarily of commitment fees on our revolving credit facility with Barclays Bank that we entered into in April 2021, along with associated debt issue cost amortization and lender fees paid in connection with a June 2022 amendment to our revolving credit facility. Interest income earned on our cash equivalents in 2023 and 2022 totaled approximately $1.0 million and $0.4 million, respectively.

Gain from disposal of investment in unconsolidated subsidiary

	Year ended December 31,
(in thousands)	2023	2022	$ Change	% Change
Gain from disposal of investment in unconsolidated subsidiary	$1,319	$1,745	$(426)	(24.4%)

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

During the years ended December 31, 2023 and 2022, we received escrow release payments of $1.3 million and $1.7 million, respectively, that were recognized in accordance with our policy election of recording such gains when realizable.

Loss from unconsolidated subsidiary

	Year ended December 31,
(in thousands)	2023	2022	$ Change	% Change
Loss from unconsolidated subsidiary	$660	$—	$660	N/A

The loss from unconsolidated subsidiary for 2023, represents our share of net operating losses incurred to date by Alpha Steel that are accounted for using the equity method.

Results of Operations – 2022 Compared to 2021

	Year ended December 31,
	2022		2021
(in thousands, except percentages)	Amounts	Percentage of revenue	Amounts	Percentage of revenue
Revenue:
Product	$63,760	51.8%	$227,397	84.1%
Service	59,306	48.2%	43,128	15.9%
Total revenue	123,066	100.0%	270,525	100.0%
Cost of revenue:
Product	84,766	68.9%	239,149	88.4%
Service	65,528	53.2%	63,921	23.6%
Total cost of revenue	150,294	122.1%	303,070	112.0%
Gross loss	(27,228)	(22.1%)	(32,545)	(12.0%)
Operating expenses
Research and development	9,949	8.1%	11,540	4.3%
Selling and marketing	8,659	7.0%	6,823	2.5%
General and administrative	53,736	43.7%	75,896	28.1%
Total operating expenses	72,344	58.8%	94,259	34.8%
Loss from operations	(99,572)	(80.9%)	(126,804)	(46.9%)
Interest expense, net	(978)	(0.8%)	(814)	(0.3%)
Gain from disposal of investment in unconsolidated subsidiary	1,745	1.4%	20,829	7.7%
Gain on extinguishment of debt	—	0.0%	790	0.3%
Other expense, net	(373)	(0.3%)	(67)	0.0%
Loss from unconsolidated subsidiary	—	0.0%	(354)	(0.1%)
Loss before income taxes	(99,178)	(80.6%)	(106,420)	(39.3%)
Provision for income taxes	(435)	(0.4%)	(169)	(0.1%)
Net loss	$(99,613)	(80.9%)	$(106,589)	(39.4%)

Revenue

	Year ended December 31,
(in thousands)	2022	2021	$ Change	% Change
Product	$63,760	$227,397	$(163,637)	(72.0)%
Service	59,306	43,128	16,178	37.5%
Total revenue	$123,066	$270,525	$(147,459)	(54.5)%

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

Service revenue

The increase in service revenue for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily due to increased shipping and logistics activity levels in 2022 resulting from high production activity in the fourth quarter of 2021, and an increase in ASP for shipping and logistics services due to higher pricing required to cover higher costs. During the year ended December 31, 2021, increases in shipping and logistics costs were not fully recoverable under existing contracts at that time. The differential between service revenue and costs during the year ended December 31, 2022, was largely due to a customer concession charge recorded against revenue during the first quarter of 2022 and higher warehousing costs for products in transit to customers.

Cost of revenue and gross (loss) profit

	Year ended December 31,
(in thousands)	2022	2021	$ Change	% Change
Product	$84,766	$239,149	$(154,383)	(64.6)%
Service	65,528	63,921	1,607	2.5%
Total cost of revenue	$150,294	$303,070	$(152,776)	(50.4)%
Gross loss	$(27,228)	$(32,545)	$5,317	16.3%
Gross loss percentage of revenue	(22.1%)	(12.0%)

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

Our gross profit (loss) percentage of revenue for 2022 was a negative 22.1%, as compared to a negative 12.0% in 2021. We had a gross margin loss in our products for the years ended December 31, 2022 and 2021, as (i) 2022 volumes were not sufficient to cover certain relatively fixed overhead costs, and (ii) due to certain projects that were in a loss position during the year ended December 31, 2021, due to our inability to pass on significant cost increases to our customers on fixed price contracts. The decline in the gross profit (loss) percentage was largely due to a $5.0 million customer concession and lower production levels in relation to certain relatively fixed costs during the year ended December 31, 2022. This was partially offset by (i) an increase in shipping and logistics activity levels, as well as increased shipping and logistics revenue in order to cover increased costs, which improved our service margins, despite higher warehousing costs for product in transit to customers, and (ii) lower stock-based compensation costs.

Research and development

	Year ended December 31,
(in thousands)	2022	2021	$ Change	% Change
Research and development	$9,949	$11,540	$(1,591)	(13.8)%

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

General and administrative

	Year ended December 31,
(in thousands)	2022	2021	$ Change	% Change
General and administrative	$53,736	$75,896	$(22,160)	(29.2)%

The decrease in general and administrative expense in 2022, as compared to 2021, was primarily attributable to $34.3 million of lower stock-based compensation expense as a result of accelerated vesting of stock-based awards following our IPO in 2021. This was partially offset by (i) higher costs of $6.3 million for legal fees and settlement of litigation with FCX Solar, LLC in December 2022, (ii) higher payroll-related costs $2.8 million due to headcount increases, including costs associated with our December 2022 reduction in force, and (iii) higher insurance and other operating costs of $1.8 million primarily as a result of being a public company since April 2021. General and administrative expenses as a percentage of revenue were 43.7% for the year ended December 31, 2022, compared to 28.1% for the year ended December 31, 2021.

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

Gain from disposal of investment in unconsolidated subsidiary

	Year ended December 31,
(in thousands)	2022	2021	$ Change	% Change
Gain from disposal of investment in unconsolidated subsidiary	$1,745	$20,829	$(19,084)	(91.6)%

We sold our interest in our unconsolidated subsidiary, Dimension, on June 24, 2021, recognizing a gain of $20.8 million on the sale. Prior to the sale, we incurred an equity loss in 2021 of $0.4 million from our holding of this investment, which is reflected as a "Loss from unconsolidated subsidiary" in our Consolidated Statements of Comprehensive Loss included in Part II, Item 8 of this Annual Report.

During the year ended December 31, 2022, we received $1.7 million from escrow for subsequent completion of certain construction projects that were in progress at the time of the sale.

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

Liquidity and Capital Resources

We have incurred cumulative losses since inception and have a history of cash outflows from operations During the three-year period ended December 31, 2023, we used $240.0 million of cash in our operations, inclusive of $52.7 million utilized during the year ended December 31, 2023. As of December 31, 2023, we had $25.2 million of cash on hand, $53.8 million of working capital and approximately $64.9 million of remaining capacity available for future sales of our common stock under our ATM program as defined and described further in Note 5, "ATM program" in Part II, Item 8 of this Annual Report. There can be no assurance that we will be able to sell any additional shares of our common stock under the ATM program and no assurance regarding the price at which we will be able to sell such shares, and any sales of our common stock under the ATM program may be at prices that result in additional dilution to our existing stockholders.

On December 22, 2023, we received notification from Nasdaq that we were not in compliance with the requirement to maintain a minimum closing bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5450(a)(1), because the closing bid price of the Company’s common stock was below $1.00 per share for 30 consecutive business days. The notification does not impact the listing of our common stock on the Nasdaq Global Market at this time.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days from the date of notification, or until June 19, 2024, to regain compliance with the minimum bid price requirement. During this period, our common stock will continue to trade on the Nasdaq Global Market. If at any time before June 19, 2024 the bid price of our common stock closes at or above $1.00 per share for a minimum of ten consecutive business days, Nasdaq will provide written notification that we have achieved compliance with this minimum bid price requirement.

In the event we do not regain compliance by June 19, 2024, we may be eligible for an additional 180 calendar day compliance period to demonstrate compliance with the minimum bid price requirement. To qualify for the additional 180-day period, we may be required to meet the continued listing requirements for market value of publicly held shares and all other initial listing standards (with the exception of the bid price requirement) and transfer our listing to the Nasdaq Capital Market. In addition, we will need to provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If we do not qualify for the second compliance period or fail to regain compliance during the second 180-day period, then Nasdaq will notify us that our common stock is subject to delisting.

As of December 31, 2023, we were not in compliance with the minimum liquidity covenant in our existing Senior Secured Revolving Credit Facility (the "Credit Facility") which currently prevents us from borrowing under the Credit Facility. The Credit Facility will terminate on April 30, 2024, unless earlier extended or replaced.

Also, as of December 31, 2023, we had a material contractual obligation that could require us to make additional capital contributions of up to $2.6 million to Alpha Steel, as described further in Note 3, "Equity method investment" in Part II, Item 8 of this Annual Report.

The most notable incentive program impacting our U.S. business has historically been the ITC for solar energy projects, which allows taxpayers to offset their U.S. federal income tax liability by a certain percentage of their cost basis in solar energy systems placed in service for commercial use. The Inflation Reduction Act of 2022, passed by the U.S. Congress and signed into law by President Biden on August 16, 2022, expanded and extended the tax credits and other tax benefits available to solar energy projects and the solar energy supply chain. ITCs have been extended for such projects through at least 2032 and, depending on the location of a particular project and its ability to satisfy certain labor and domestic content requirements, the ITC percentage can range between 30% and 50%. U.S. manufacturers of specific solar components are now eligible to claim production tax credits as an alternative to the ITC. Implementing regulations for this law are, in certain cases, still being finalized and the impact of these regulations continue to be evaluated by developers of new solar projects and manufacturers of solar components. Our investment in and commitments made to Alpha Steel will allow us to obtain certain benefits as a result of this new production tax credit program.

We have taken steps to expand and diversify our manufacturing partnerships and have adjusted our modes of transportation to mitigate the impact of headwinds that might arise in the global supply chain and logistics markets. As an example, we modified our ocean freight from previously using charter shipments to now using containerized shipments as costs in the container market began to decrease in 2022 after having risen at the beginning of the COVID 19 pandemic. We continue to monitor the logistics markets and will continue to evaluate our use of various modes of transportation when warranted to optimize our transportation costs. Additionally, from February 2022 to September

2023, we utilized a related-party consulting firm to support us in making improvements to our processes and performance in various areas, including design, sourcing, logistics, pricing, software and our distributed generation business.

We also took steps in 2022 and 2023, and continue to evaluate our opportunities in 2024, to address existing market challenges, our cost structure and our historical use of cash. Further, we recently launched Pioneer, a 1P solar tracker solution, and introduced a new mounting solution to support the installation and use of U.S.-manufactured thin-film modules. Additionally, as noted above, we have seen improvements in the logistics markets and easing of supply chain constraints beginning in 2022. These factors have contributed to us having positive gross profit during each quarter in 2023, a first since our IPO in April 2021.

In accordance with Accounting Standards Codification ("ASC") 205-40, Going Concern, we have evaluated whether there are conditions and events, considered in the aggregate, which raise substantial doubt about our ability to continue as a going concern within one year after the date our consolidated financial statements are issued.

Management believes that our existing cash on hand, as well as the continuing impact of certain of the actions described above and our expectations of (i) improved market conditions, (ii) the expected timing of customer project activity, including activity related to certain large project awards received in 2023, and (iii) positive results from our efforts to increase gross margins, will allow us to grow profitably and generate positive cash flow from operations during the next twelve months in amounts that will be sufficient, along with our other available resources such as our existing working capital and remaining capacity available for future sales of our common stock under our ATM program, to fund our operations for at least one year from the date of issuance of these consolidated financial statements.

While there are already many underlying drivers of growth in the solar industry, the expected positive impact on demand for our products, or the timing of construction activity by existing customers and solar project developers, could take longer than expected to occur. In addition, domestic and international market conditions could deteriorate significantly from what we currently expect, and regulatory and international trade policies could become more stringent as a result of (i) findings from the Solar Circumvention Investigation, (ii) CBP's enforcement of the UFLPA, and (iii) other factors, which may result in a need for us to issue additional debt or obtain new equity financing to adequately fund our existing operations beyond the next twelve months. We continue to actively explore options to obtain additional sources of capital through the issuance of new debt, asset financing or other potential measures for our longer-term needs. However, we may be unable to obtain any desired additional financing on terms favorable to us, or at all, depending on market and other conditions, which could result in curtailment of our current operations and our ability to further invest in our products and new technology. The ability to raise additional financing depends on numerous factors, some of which that are outside of our control, including macroeconomic factors such as the impact of inflation, the level of interest rates, supply chain or other effects from the ongoing conflicts in the Ukraine and the Middle East, general market conditions, the health of financial institutions (including the recent bankruptcy of certain regional banks and related impacts that have occurred and continue to occur in the banking industry), investors' and lenders' assessments of our prospects and the prospects of the solar industry in general and the ability of our common stock to continue to trade in active markets.

Statements of cash flows

Our cash flows from operating, investing and financing activities were as follows:

	Year ended December 31,
(in thousands)	2023	2022	2021
Net cash used in operations	$(52,656)	$(54,510)	$(132,854)
Net cash provided by (used in) investing activities	(397)	(4,247)	21,307
Net cash provided by financing activities	33,950	903	180,369
Effect of exchange rate changes on cash and cash equivalents	(47)	54	(10)
Increase (decrease) in cash and cash equivalents	$(19,150)	$(57,800)	$68,812

Operating activities

During the year ended December 31, 2023, we used approximately $27.0 million of cash to fund a portion of our expenditures for personnel and facilities, legal and professional fees, insurance, research and development and various other operating activities. This compares to approximately $63.3 million used in 2022 to fund (i) losses on certain of our projects, largely related to increased material and logistics costs due to supply chain disruptions since 2021 that were not fully recoverable, and (ii) expenditures for various operating activities. Economic conditions during 2022 and 2021 caused our industry to experience rapid commodity price increases and significant increases in transportation costs which negatively impacted our margins and thus our cash flow from operations. Additionally, the level of project activity significantly decreased in 2022 due to concerns by project developers and owners over regulatory and tariff issues, including AD/CVD and WROs pursuant to UFLPA.

We also used over $25.7 million of cash in 2023 for increases in working capital and other items, primarily due to timing of customer receipts and payments and higher project activity levels, net of inventory utilization. In 2022, we generated $8.8 million of cash from reductions in working capital and other items, primarily customer receivables, due to lower project activity levels and from settlements with certain customers earlier in the year to collect past due receivables owed.

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

Investing activities

During the year ended December 31, 2023, we made an initial equity investment of $0.9 million in Alpha Steel, a manufacturing partnership with Taihua in which we hold a 45% interest. Pursuant to our agreement with Alpha Steel, we could be required to make up to $2.6 million in future additional capital contributions as Alpha Steel expands production. Additionally, we received $1.3 million of contingent payments from escrow in connection with the June 2021 sale of our equity interest in Dimension due to the subsequent completion of certain construction projects that were in progress at the time of the sale. We also spent approximately $0.8 million in 2023 for leasehold improvements, tooling, software, and new computer and IT equipment.

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

Additionally, during 2022, we received net proceeds of $1.7 million from the sale of our equity investment in Dimension. This was partially offset by $1.0 million of cash paid for new lab equipment to be used for product testing, as well as new tooling, computer and IT equipment, nearly one-half of which was acquired during the latter part of 2021.

During the year ended December 31, 2021, we received net proceeds of $22.3 million from the sale of our equity investment in Dimension. This was partially offset by $1.0 million spent for new lab, computer and IT equipment.

Financing activities

During the year ended December 31, 2023, we began selling newly issued shares of our common stock in various daily transactions under our ATM program, receiving cash proceeds of $34.0 million. Offering costs associated with the sale of our common stock totaled $0.3 million. We also received proceeds from exercise of stock options totaling $0.2 million. This compares to proceeds received from exercise of stock options during 2022 of $0.9 million

During the year ended December 31, 2021, we received $235.2 million of proceeds, net of offering costs, from our IPO in April 2021. A portion of these proceeds, totaling $54.2 million, were subsequently used to purchase an aggregate of 4,455,384 shares of our common stock. We also repaid the outstanding balance on our revolving line of credit with Western Alliance Bank during 2021, totaling $1.0 million, after which this facility was closed and a new facility was entered into with various lenders, including Barclays Bank (see "Revolving credit facility" below). We also received cash from the exercise of stock options during 2021 totaling $0.3 million.

Revolving credit facility

On April 30, 2021, we entered into the Credit Facility with various lenders, including Barclays Bank PLC, as issuing lender, the swingline lender and as administrative agent. The Credit Facility has an initial three-year term expiring April 30, 2024 and is secured by a first priority lien on substantially all of our assets, subject to certain exclusions, and customary guarantees.

The Credit Facility, as amended, includes the following terms: (i) aggregate commitments of up to $100 million, (ii) borrowings bearing interest at (a) a secured overnight financing rate ("Term SOFR"), plus 3.25% per annum, or (b) an alternate base rate ("ABR") equal to the highest of (x) the Prime Rate, (y) the Federal Funds Rate, plus 0.50%, or (z) Term SOFR plus 1.00%, (iii) initial commitment fees of 0.50% per annum; (iv) initial letter of credit fees of 3.25% per annum; and (v) other customary terms for a corporate revolving credit facility.

The Credit Facility also includes the following financial condition covenants that we are required to satisfy: (i) maintain a minimum liquidity limit of $125 million on the last business day of a quarter; (ii) maintain a 3.75 times leverage ratio; and (iii) maintain a 1.5 times interest coverage ratio. The leverage and interest coverage ratios are triggered if we achieve $50 million in adjusted EBITDA over a trailing twelve-month period, or upon our election if we have achieved positive adjusted EBITDA over a trailing twelve-month period. Once the leverage and interest coverage ratios are triggered the minimum liquidity limit will not be applicable. Minimum liquidity includes unrestricted cash plus the undrawn balance of the revolving credit facility. We were not in compliance with the minimum liquidity covenant as of December 31, 2023, which was the only financial condition covenant applicable to us at that date. As a result, we are currently unable to borrow under the Credit Facility.

We had no debt outstanding under our Credit Facility at December 31, 2023 and 2022. At December 31, 2023, we did have $1.9 million of letters of credit outstanding that were issued under the Credit Facility, resulting in unused and currently unavailable borrowing capacity at that date of $98.1 million.

Critical Accounting Estimates

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

Revenue recognition

Our accounting policy on revenue recognition may be found in Note 2, "Summary of significant accounting policies" in our consolidated financial statements included in Part II, Item 8 of this Annual Report.

Judgments and assumptions

The timing and amounts of revenue and cost of revenue recognition, as well as recording of related receivables and deferred revenue, is highly dependent on our identification of performance obligations in each contract and our estimates by contract of total project cost and our progress toward project completion as of each period end. Certain estimates are subject to factors outside of our control that may impact our suppliers and the global supply chain. As an example, we began to experience increases in steel prices and shipping and logistics costs, as well as delays in delivery of our products to customers during 2021, which negatively impacted our results of operations as we were not able to recover all of the additional costs under certain of our fixed fee contracts. In addition, regulatory, tariff and import concerns such as those caused by the UFLPA and the Solar Circumvention Investigation have in the past, and may continue to, affect our ability to obtain project materials and may delay the timing of customer project activity which has had in the past, and may continue to have, an adverse impact on our results of operations, including the expected timing of the recognition of revenue needed to cover our relatively fixed overhead costs. We base our estimates on the best information available at each period end, but future events and their effects cannot be determined with certainty, and actual results could differ materially from our assumptions and estimates.

Accounts receivable, net

Our accounting policy relating to our accounts receivable and allowance for credit losses may be found in Note 2, "Summary of significant accounting policies" in our consolidated financial statements included in Part II, Item 8 of this Annual Report.

We adopted Accounting Standard Update ("ASU") No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments effective January 1, 2023. For the years ended December 31, 2022 and 2021, we utilized the incurred loss model in estimating our allowance for doubtful accounts.

Judgments and assumptions

The allowance for credit losses is based on the lifetime expected credit loss of our customer accounts. To assess the lifetime expected credit loss, we utilize a loss rate method that takes into consideration historical experience and certain other factors, as appropriate, such as credit quality and current economic or other conditions that may affect a customer's ability to pay. This method accelerates the recognition of expected credit losses as compared to the incurred loss model used in 2022 and 2021 and may result in material differences between our estimates and actual collection results. We may also have greater fluctuations in our credit loss expense over time based on changes in our historical experience or changes in estimates of future economic conditions which may not adequately reflect future actual customer payment activity.

Adjustments to our allowance for doubtful accounts in 2022 and 2021 were made through bad debt expense when changes in customer credit risk or a customer's expected ability to pay amounts previously invoiced occurred and through write-off of uncollectible receivables.

As part of our regular periodic assessments of credit loss exposure, we recognized an additional $6.2 million of credit loss expense during 2023 as compared to bad debt expense recognized in 2022, primarily due to a specific customer.

Warranty

Our accounting policy relating to our warranty obligations may be found in Note 2, "Summary of significant accounting policies" in our consolidated financial statements included in Part II, Item 8 of this Annual Report.

Judgments and assumptions

We base our estimated warranty obligations on available industry data relating to the nature and frequency of product failure rates and, where possible, on our historical experience, to make estimates of costs to address future claims. These estimates are inherently uncertain given our relatively short history of sales, and changes to our historical or projected warranty experience or fluctuations in available industry data may result in material changes to our warranty reserves in the future. Additionally, we make estimates of what costs we believe will be recoverable from the manufacturers of our products that we use to offset our obligations to our customers.

While we periodically monitor our warranty activities and claims, if actual costs incurred were to be different from our estimates, we would recognize adjustments to our warranty reserves in the period in which those differences arise or are identified. Such adjustments could be material to our results of operations in the period the adjustments are made.

Costs recognized for warranties issued during each of the three years ended December 31, 2023, as well as other activity in our warranty accruals, may be found in Note 13, "Accrued expenses and other current liabilities" in our consolidated financial statements included in Part II, Item 8 of this Annual Report.

Stock-based compensation

Our accounting policy relating to stock-based compensation may be found in Note 2, "Summary of significant accounting policies" in our consolidated financial statements included in Part II, Item 8 of this Annual Report.

Judgments and assumptions

The Black-Scholes model relies on various assumptions, in addition to the exercise price of our options and the value of our common stock on the date of grant. These assumptions include:

Expected Term: The expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is calculated as the average of the option vesting and contractual terms, based on the simplified method, as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for options granted. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the options. The contractual life of an option may be up to 10 years.

Expected Volatility: Since the Company did not have a trading history of its common stock prior to our IPO and since such trading history subsequent to our IPO is limited and may be less than the expected term of an award, the expected volatility is derived from the average historical stock volatilities of several public companies within the Company’s industry that it considers to be comparable to its business over a period equivalent to the expected term of the stock option grants.

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

Our use of the simplified method for estimating the expected outstanding term our options may differ significantly from future actual exercise patterns of our option holders. Estimates of the outstanding term our options that are less than the actual exercise patterns of our option holders, may result in lower recognized expense. Alternatively, our recognized expense may be higher if our option holders exercise their options sooner than our estimates project.

Similarly, our use of a volatility estimate based on historical stock volatilities of a peer group of other public companies may differ significantly from the actual future volatility of our stock over the term options are held. Higher estimated volatility compared to future actual results may result in higher recognized expense and alternatively, lower expected volatility compared to future actual results may result in lower recognized expense.

Changes to any of any of our assumptions, but particularly our estimates of expected term and volatility, could change the fair value of our options and impact the amount of stock-based compensation expense we report each period.

Impairment

Our accounting policies relating to impairment of our long-lived assets held for use, including intangible assets, and of goodwill may be found in Note 2, "Summary of significant accounting policies" in our consolidated financial statements included in Part II, Item 8 of this Annual Report.

Judgments and assumptions

Key judgments and assumptions involving our assessment of impairment of our long-lived and intangible assets, as well as goodwill, may include:

•
Determination of whether events or changes in circumstances indicate that the carrying value of our long-lived and intangible assets or goodwill might be impaired. Such factors to consider may include an evaluation of changes in the business or regulatory climate, market conditions or other events impacting our operations;
•
Estimating future cash flows of our long-lived assets or asset groups and intangible assets, which may involve assumptions as to the lowest level of our assets at which cash flows are generated, including future growth and risk-adjusted discount rates, as well as a terminal growth rate or value and future market conditions;
•
Estimates of assumptions a market participant would use in determining the fair value of the affected long-lived and intangible assets or asset groups; and
•
Estimating the fair value of the consolidated company.

In estimating the fair value of the consolidated company, we used our market capitalization based on our closing stock price on the Nasdaq Global Market at December 31, 2023. Our daily closing stock price is affected by numerous factors, some of which may not directly involve the operations of the company, and, historically, has demonstrated high volatility.

Other than writing off certain prepaid costs relating to a contract termination with a related party and deferred costs relating to uncompleted transactions, we did not identify any impairments of our long-lived assets, intangible assets or goodwill during the three-year period ended December 31, 2023.

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

We had $25.2 million of cash and cash equivalents on hand, the vast majority of which was located in the United States, and no debt outstanding at December 31, 2023.

We have no other financial instruments at December 31, 2023 and 2022, other than certain non-functional currency intercompany and third-party receivables and payables, which are subject to foreign exchange, interest rate or market risks.

Concentrations of major customers

Our customers include project developers, solar asset owners and EPC contractors that design and build solar energy projects. We do not require collateral on our accounts receivables.

At December 31, 2023, four customers accounted for approximately 42%, 20%, 13% and 11%, respectively, of our total accounts receivable. At December 31, 2022, three customers accounted for approximately 55%, 15%, and 12%, respectively, of our total accounts receivable.

During the year ended December 31, 2023, four customers accounted for approximately 23%, 19%, 17% and 13%, respectively, of total revenue. During the year ended December 31, 2022, three customers accounted for approximately 23%, 20% and 11%, respectively, of total revenue. During the year ended December 31, 2021, three customers accounted for approximately 37%, 20% and 15%, respectively, of total revenue.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

FTC Solar, Inc.

Austin, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of FTC Solar, Inc. (the “Company”) as of December 31, 2023, the related consolidated statements of comprehensive loss, changes in stockholders' equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2023.

Austin, Texas

March 15, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of FTC Solar, Inc.

Opinion on the Financial Statements

We have audited the consolidated balance sheet of FTC Solar, Inc. and its subsidiaries (the “Company”) as of December 31, 2022, and the related consolidated statements of comprehensive loss, of changes in stockholders' equity and of cash flows for each of the two years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PricewaterhouseCoopers LLP

Austin, Texas

February 28, 2023

We served as the Company’s auditor from 2020 to 2023.

FTC Solar, Inc.

Consolidated Balance Sheets

(in thousands, except shares and per share data)	December 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$25,235	$44,385
Accounts receivable, net	65,279	49,052
Inventories	3,905	14,949
Prepaid and other current assets	14,089	10,304
Total current assets	108,508	118,690
Operating lease right-of-use assets	1,819	1,154
Property and equipment, net	1,823	1,702
Intangible assets, net	542	1,113
Goodwill	7,353	7,538
Equity method investment	240	—
Other assets	2,785	4,201
Total assets	$123,070	$134,398
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$7,979	$15,801
Accrued expenses	34,848	23,896
Income taxes payable	88	443
Deferred revenue	3,612	11,316
Other current liabilities	8,138	8,884
Total current liabilities	54,665	60,340
Operating lease liability, net of current portion	1,124	786
Other non-current liabilities	4,810	6,822
Total liabilities	60,599	67,948
Commitments and contingencies (Note 15)
Stockholders’ equity
Preferred stock par value of $0.0001 per share, 10,000,000 shares authorized; none issued as of December 31, 2023 and December 31, 2022	—	—
Common stock par value of $0.0001 per share, 850,000,000 shares authorized; 125,445,325 and 105,032,588 shares issued and outstanding as of December 31, 2023 and December 31, 2022	13	11
Treasury stock, at cost; 10,762,566 shares as of December 31, 2023 and December 31, 2022	—	—
Additional paid-in capital	361,886	315,345
Accumulated other comprehensive loss	(293)	(61)
Accumulated deficit	(299,135)	(248,845)
Total stockholders’ equity	62,471	66,450
Total liabilities and stockholders’ equity	$123,070	$134,398

The accompanying notes are an integral part of these consolidated financial statements.

FTC Solar, Inc.

Consolidated Statements of Comprehensive Loss

	Year ended December 31,
(in thousands, except shares and per share data)	2023	2022	2021
Revenue:
Product	$101,872	$63,760	$227,397
Service	25,130	59,306	43,128
Total revenue	127,002	123,066	270,525
Cost of revenue:
Product	93,314	84,766	239,149
Service	25,381	65,528	63,921
Total cost of revenue	118,695	150,294	303,070
Gross profit (loss)	8,307	(27,228)	(32,545)
Operating expenses
Research and development	7,166	9,949	11,540
Selling and marketing	14,811	8,659	6,823
General and administrative	37,107	53,736	75,896
Total operating expenses	59,084	72,344	94,259
Loss from operations	(50,777)	(99,572)	(126,804)
Interest expense, net	(253)	(978)	(814)
Gain from disposal of investment in unconsolidated subsidiary	1,319	1,745	20,829
Gain on extinguishment of debt	—	—	790
Other expense, net	(257)	(373)	(67)
Loss from unconsolidated subsidiary	(660)	—	(354)
Loss before income taxes	(50,628)	(99,178)	(106,420)
(Provision for) benefit from income taxes	338	(435)	(169)
Net loss	(50,290)	(99,613)	(106,589)
Other comprehensive income (loss):
Foreign currency translation adjustments	(232)	(68)	10
Comprehensive loss	$(50,522)	$(99,681)	$(106,579)
Net loss per share:
Basic and diluted	$(0.44)	$(0.98)	$(1.24)
Weighted-average common shares outstanding:
Basic and diluted	115,546,150	101,408,263	86,043,051

The accompanying notes are an integral part of these consolidated financial statements.

FTC Solar, Inc.

Consolidated Statements of Changes in Stockholders' Equity

	Preferred stock		Common stock		Treasury stock
(in thousands, except shares)	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-In capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders' equity
Balance as of December 31, 2020	—	$—	66,155,340	$1	9,896,666	$—	$50,096	$(3)	$(42,643)	$7,451
Shares issued during the period for vested restricted stock awards	—	—	9,107,121	—	—	—	—	—	—	—
Acquisition of treasury stock	—	—	(865,900)	—	865,900	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	2,838,464	1	—	—	316	—	—	317
Repurchase and retirement of common stock held by related parties	—	—	(4,455,384)	(1)	—	—	(54,154)	—	—	(54,155)
Issuance of common stock in connection with IPO	—	—	19,840,000	2	—	—	241,153	—	—	241,155
Impact of stock split	—	—	—	6	—	—	(6)	—	—	—
Deferred offering costs	—	—	—	—	—	—	(7,088)	—	—	(7,088)
Stock-based compensation	—	—	—	—	—	—	61,765	—	—	61,765
Net loss	—	—	—	—	—	—	—	—	(106,589)	(106,589)
Other comprehensive income	—	—	—	—	—	—	—	10	—	10
Balance as of December 31, 2021	—	—	92,619,641	9	10,762,566	—	292,082	7	(149,232)	142,866
Shares issued during the period for vested restricted stock awards	—	—	8,096,868	1	—	—	4,061	—	—	4,062
Issuance of common stock upon exercise of stock options	—	—	3,316,079	1	—	—	902	—	—	903
Shares issued for HX Tracker acquisition	—	—	1,000,000	—	—	—	4,370	—	—	4,370
Stock-based compensation	—	—	—	—	—	—	13,930	—	—	13,930
Net loss	—	—	—	—	—	—	—	—	(99,613)	(99,613)
Other comprehensive loss	—	—	—	—	—	—	—	(68)	—	(68)
Balance as of December 31, 2022	—	—	105,032,588	11	10,762,566	—	315,345	(61)	(248,845)	66,450
Shares issued during the period for vested restricted stock awards	—	—	3,787,996	1	—	—	4,860	—	—	4,861
Issuance of common stock upon exercise of stock options	—	—	717,960	—	—	—	226	—	—	226
Shares issued for legal settlement	—	—	797,396	—	—	—	2,000	—	—	2,000
Sale of shares	—	—	15,421,885	1	—	—	34,006	—	—	34,007
Stock offering costs	—	—	—	—	—	—	(297)	—	—	(297)
Shares acquired and retired	—	—	(312,500)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	5,746	—	—	5,746
Net loss	—	—	—	—	—	—	—	—	(50,290)	(50,290)
Other comprehensive loss	—	—	—	—	—	—	—	(232)	—	(232)
Balance as of December 31, 2023	—	$—	125,445,325	$13	10,762,566	$—	$361,886	$(293)	$(299,135)	$62,471

The accompanying notes are an integral part of these consolidated financial statements.

FTC Solar, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
(in thousands)	2023	2022	2021
Cash flows from operating activities
Net loss	$(50,290)	$(99,613)	$(106,589)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	8,295	20,303	61,765
Depreciation and amortization	1,375	900	232
(Gain) loss from sale of property and equipment	(2)	183	—
Amortization of debt issue costs	709	703	461
Provision for litigation settlement	—	4,493	—
Provision for obsolete and slow-moving inventory	706	1,813	90
Loss from unconsolidated subsidiary	660	—	354
Gain from disposal of investment in unconsolidated subsidiary	(1,319)	(1,745)	(20,829)
Gain on extinguishment of debt	—	—	(790)
Warranty and remediation provisions	4,310	8,228	8,588
Warranty recoverable from manufacturer	90	(302)	(928)
Credit losses and bad debt expense (credit)	7,373	1,159	(91)
Deferred income taxes	138	(135)	—
Lease expense and other	996	705	458
Impact on cash from changes in operating assets and liabilities:
Accounts receivable	(23,600)	57,337	(83,723)
Inventories	10,338	(7,902)	(7,264)
Prepaid and other current assets	(3,681)	7,189	(10,237)
Other assets	383	(1,019)	(2,137)
Accounts payable	(7,960)	(22,940)	21,659
Accruals and other current liabilities	10,582	(32,670)	34,095
Deferred revenue	(7,704)	9,895	(21,559)
Other non-current liabilities	(3,083)	(599)	(6,016)
Lease payments and other, net	(972)	(493)	(393)
Net cash used in operations	(52,656)	(54,510)	(132,854)
Cash flows from investing activities:
Purchases of property and equipment	(816)	(985)	(1,025)
Proceeds from sale of property and equipment	—	86	—
Equity method investment in Alpha Steel	(900)	—	—
Acquisitions, net of cash acquired	—	(5,093)	—
Proceeds from disposal of investment in unconsolidated subsidiary	1,319	1,745	22,332
Net cash provided by (used in) investing activities	(397)	(4,247)	21,307
Cash flows from financing activities:
Repayments of borrowings	—	—	(1,000)
Repurchase and retirement of common stock held by related parties	—	—	(54,155)
Sale of common stock	34,007	—	—
Stock offering costs paid	(283)	—	(5,948)
Proceeds from stock issuance	—	—	241,155
Proceeds from stock option exercises	226	903	317
Net cash provided by financing activities	33,950	903	180,369
Effect of exchange rate changes on cash and cash equivalents	(47)	54	(10)
Increase (decrease) in cash and cash equivalents	(19,150)	(57,800)	68,812
Cash and cash equivalents at beginning of period	44,385	102,185	33,373
Cash and cash equivalents at end of period	$25,235	$44,385	$102,185

Supplemental disclosures of cash flow information:
Purchases of property and equipment included in ending accounts payable and accruals	$166	$11	$478
Stock issued for accrued legal settlement	$2,000	$—	$—
Right-of-use asset and lease liability recognition for new leases	$1,417	$—	$1,540
Cash paid during the period for third party interest	$576	$784	$254
Cash paid during the period for related party interest	$—	$—	$207
Cash paid during the period for taxes, net of refunds	$177	$123	$76

The accompanying notes are an integral part of these consolidated financial statements.

FTC Solar, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

Note 1. Description of business

FTC Solar, Inc. (the “Company”, “we”, “our”, or “us”) was founded in 2017 and is incorporated in the state of Delaware. In April 2021, we completed an initial public offering ("IPO"), and our common stock began trading on the Nasdaq Global Market under the symbol “FTCI”.

We are a global provider of solar tracker systems, supported by proprietary software and value-added engineering services. Solar tracker systems move solar panels throughout the day to maintain an optimal orientation relative to the sun, thereby increasing the amount of solar energy produced at a solar installation. Our original tracker system is currently marketed under the Voyager brand name (“Voyager”), which is our two-panel in-portrait ("2P") single-axis tracker solution. In September 2022, we announced the introduction of Pioneer, our new one module-in-portrait ("1P") solar tracker solution, which became certified in 2023. We have also launched a new mounting solution to support the installation and use of U.S.-manufactured thin-film modules by project owners and, in August 2023, we introduced SUNOPS, a cloud-based, tracker-agnostic solar asset monitoring solution allowing asset owners and managers to evaluate the operation and performance of their solar deployments. In addition, we have a team of renewable energy professionals available to assist our U.S. and worldwide clients in site layout, structural design, pile testing and other needs across the solar project development and construction cycle. The Company is headquartered in Austin, Texas, and has international subsidiaries in Australia, China, India and South Africa.

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

We will consolidate a Variable Interest Entity ("VIE") where it has been determined that we are the primary beneficiary of the entity's operations. The primary beneficiary is the party that has both the power to direct the activities that most significantly impact the VIE's economic performance and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. In evaluating whether we are the primary beneficiary, we will evaluate our power to direct the most significant activities of the VIE by considering the purpose and design of the entity and the risks the entity was designed to create and pass through to its variable interest holders. We also will evaluate our economic interests in the VIE.

We currently operate in one business segment, the manufacturing and servicing of solar tracker systems.

Liquidity

We have incurred cumulative losses since inception and have a history of cash outflows from operations, inclusive of $52.7 million in cash utilized for our operating activities during the year ended December 31, 2023. As of December 31, 2023, we had $25.2 million of cash on hand, $53.8 million of working capital and approximately $64.9 million of remaining capacity available for future sales of our common stock under our ATM program as defined and described further in Note 5 below. There can be no assurance that we will be able to sell any additional shares of our common stock under the ATM program and no assurance regarding the price at which we will be able to sell such shares, and any sales of our common stock under the ATM program may be at prices that result in additional dilution to our existing stockholders.

On December 22, 2023, we received notification from The Nasdaq Stock Market LLC (“Nasdaq”) that we were not in compliance with the requirement to maintain a minimum closing bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5450(a)(1), because the closing bid price of the Company’s common stock was below $1.00 per share for 30 consecutive business days. The notification does not impact the listing of our common stock on the Nasdaq Global Market at this time.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days from the date of notification, or until June 19, 2024, to regain compliance with the minimum bid price requirement. During this period, our common stock will continue to trade on the Nasdaq Global Market. If at any time before June 19, 2024 the bid price of our common stock closes at or above $1.00 per share for a minimum of ten consecutive business days, Nasdaq will provide written notification that we have achieved compliance with this minimum bid price requirement.

In the event we do not regain compliance by June 19, 2024, we may be eligible for an additional 180 calendar day compliance period to demonstrate compliance with the minimum bid price requirement. To qualify for the additional 180-day period, we may be required to meet the continued listing requirements for market value of publicly held shares and all other initial listing standards (with the exception of the bid price requirement) and transfer our listing to the Nasdaq Capital Market. In addition, we will need to provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If we do not qualify for the second compliance period or fail to regain compliance during the second 180-day period, then Nasdaq will notify us that our common stock is subject to delisting.

As of December 31, 2023, we were not in compliance with the minimum liquidity covenant in our existing Senior Secured Revolving Credit Facility (the "Credit Facility") which currently prevents us from borrowing under the Credit Facility. The Credit Facility will terminate on April 30, 2024, unless earlier extended or replaced.

Also, as of December 31, 2023, we had a material contractual obligation that could require us to make additional capital contributions of up to $2.6 million to Alpha Steel, as described further in Note 3, "Equity method investment".

The most notable incentive program impacting our U.S. business has historically been the investment tax credit ("ITC") for solar energy projects, which allows taxpayers to offset their U.S. federal income tax liability by a certain percentage of their cost basis in solar energy systems placed in service for commercial use. The Inflation Reduction Act of 2022, passed by the U.S. Congress and signed into law by President Biden on August 16, 2022, expanded and extended the tax credits and other tax benefits available to solar energy projects and the solar energy supply chain. ITCs have been extended for such projects through at least 2032 and, depending on the location of a particular project and its ability to satisfy certain labor and domestic content requirements, the ITC percentage can range between 30% and 50%. U.S. manufacturers of specific solar components are now eligible to claim production tax credits as an alternative to the ITC. Implementing regulations for this law are, in certain cases, still being finalized and the impact of these regulations continue to be evaluated by developers of new solar projects and manufacturers of solar components. Our investment in and commitments made to Alpha Steel will allow us to obtain certain benefits as a result of this new production tax credit program.

We have taken steps to expand and diversify our manufacturing partnerships and have adjusted our modes of transportation to mitigate the impact of headwinds that might arise in the global supply chain and logistics markets. As an example, we modified our ocean freight from previously using charter shipments to now using containerized shipments as costs in the container market began to decrease in 2022 after having risen at the beginning of the COVID 19 pandemic. We continue to monitor the logistics markets and will continue to evaluate our use of various modes of transportation when warranted to optimize our transportation costs. Additionally, from February 2022 to September 2023, we utilized a related-party consulting firm to support us in making improvements to our processes and performance in various areas, including design, sourcing, logistics, pricing, software and our distributed generation business. For further information regarding this consulting firm, see "Note 18. Related party transactions" below.

We also took steps in 2022 and 2023, and continue to evaluate our opportunities in 2024, to address existing market challenges, our cost structure and our historical use of cash. Further, we recently launched Pioneer, a 1P solar tracker solution, and introduced a new mounting solution to support the installation and use of U.S.-manufactured thin-film modules. Additionally, as noted above, we have seen improvements in the logistics markets and easing of supply chain constraints beginning in 2022. These factors have contributed to us having positive gross profit during each quarter in 2023, a first since our IPO in April 2021.

In accordance with Accounting Standards Codification ("ASC") 205-40, Going Concern, we have evaluated whether there are conditions and events, considered in the aggregate, which raise substantial doubt about our ability to continue as a going concern within one year after the date our consolidated financial statements are issued.

Management believes that our existing cash on hand, as well as the continuing impact of certain of the actions described above and our expectations of (i) improved market conditions, (ii) the expected timing of customer project activity, including activity related to certain large project awards received in 2023, and (iii) positive results from our efforts to increase gross margins, will allow us to grow profitably and generate positive cash flow from operations during the next twelve months in amounts that will be sufficient, along with our other available resources such as our existing working capital and remaining capacity available for future sales of our common stock under our ATM program, to fund our operations for at least one year from the date of issuance of these consolidated financial statements.

While there are already many underlying drivers of growth in the solar industry, the expected positive impact on demand for our products, or the timing of construction activity by existing customers and solar project developers, could take longer than expected to occur. In addition, domestic and international market conditions could deteriorate significantly from what we currently expect, and regulatory and international trade policies could become more stringent as a result of (i) findings from the Solar Circumvention Investigation, (ii) CBP's enforcement of the UFLPA, and (iii) other factors, which may result in a need for us to issue additional debt or obtain new equity financing to adequately fund our existing operations beyond the next twelve months. We continue to actively explore options to obtain additional sources of capital through the issuance of new debt, asset financing or other potential measures for our longer-term needs. However, we may be unable to obtain any desired additional financing on terms favorable to us, or at all, depending on market and other conditions, which could result in curtailment of our current operations and our ability to further invest in our products and new technology. The ability to raise additional financing depends on numerous factors, some of which that are outside of our control, including macroeconomic factors such as the impact of inflation, the level of interest rates, supply chain or other effects from the ongoing conflicts in the Ukraine and the Middle East, general market conditions, the health of financial institutions (including the recent bankruptcy of certain regional banks and related impacts that have occurred and continue to occur in the banking industry), investors' and lenders' assessments of our prospects and the prospects of the solar industry in general and the ability of our common stock to continue to trade in active markets.

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

Cash and cash equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Certain of our cash equivalents include deposits in money market funds that invest primarily in short-term securities issued or guaranteed by the U.S. government or its agencies or instrumentalities and contain no restrictions on immediate redemption. Interest earned on cash equivalents is included in interest income, which is reported net of interest expense in our Consolidated Statements of Comprehensive Loss.

Restricted cash

Cash balances that are legally, contractually or otherwise restricted as to withdrawal or usage are considered restricted cash. We had no restricted cash balances at either December 31, 2023 or December 31, 2022.

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

Property and equipment, net

Cost

Property and equipment are stated at cost, net of accumulated depreciation. When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is recorded in the Consolidated Statements of Comprehensive Loss. Maintenance and repair costs that do not extend the useful life or improve an asset, are expensed as incurred.

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

Intangible assets, net

Intangible assets are recorded at fair value when acquired in connection with a business combination and consist of developed technology in the form of software tools, licenses, and intellectual property, which are amortized over the period of their estimated useful lives, generally 2.5 - 3.0 years, using the straight-line method. Costs incurred to renew or extend the term of a recognized intangible asset, if any, are expensed as incurred. We evaluate intangible assets for impairment using the method described above under "Impairment".

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

We determined that we had no impairment of our goodwill as of December 31, 2023.

Equity method investments

We use the equity method of accounting for investments in which we have the ability to exercise significant influence, but not control, over operating and financial policies of the investee. Our proportionate share of the net income or loss of these investees is included in our Consolidated Statements of Comprehensive Loss. Judgment regarding the level of influence over each equity method investment includes considering key factors such as our ownership interest, legal form of the investee, representation on the board of directors or managers, participation in policy-making decisions and material intra-entity transactions.

We account for distributions received from equity method investees under the “nature of the distribution” approach based on the nature of the activity or activities of the investee that generated the distribution as either a return on investment (classified as cash inflows from operating activities) or a return of investment (classified as cash inflows from investing activities).

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

Equity offering costs

Legal, consulting, banking, accounting and other fees that are incremental and directly related to anticipated equity offerings are capitalized as incurred and offset against proceeds received upon consummation of the offering as a component of additional paid-in capital. In the event an anticipated offering is terminated, such costs will be expensed.

Warranty

Typically, the sale of solar tracker projects includes parts warranties to customers as part of the overall price of the product. We provide standard assurance type warranties for our products for periods generally ranging from five to ten years. We also accrue for costs relating to remediation efforts involving product issues we believe require correction. We record a provision for estimated warranty and remediation expenses in cost of sales, net of amounts recoverable from manufacturers under their warranty obligations to us. When historical claims information relating to our equipment is not sufficient, we will base our estimates on industry studies involving the nature and frequency of product failure rates for similar parts used by our competitors, as well as other related businesses. We do not maintain general or unspecified reserves; all warranty reserves are related to specific projects. All actual or estimated material costs incurred for warranty or remediation services in subsequent periods are charged to those established reserves.

While we periodically monitor our warranty activities and claims, if actual costs incurred were to be different from our estimates, we would recognize adjustments to our warranty reserves in the period in which those differences arise or are identified.

Stock-based compensation

We recognize compensation expense for all share-based payment awards made, including stock options and RSUs, based on the estimated fair value of the award on the grant date. We calculate the fair value of stock options using the Black-Scholes option pricing model for awards with service-based vesting or through use of a lattice model or a Monte Carlo simulation for stock option and RSU awards with market conditions. The fair value of RSUs with service or performance-based vesting is based on the estimated fair value of the Company's common stock on the date of grant. We consider the closing price of our stock, as reported on the Nasdaq Global Market, to be the fair value of our stock on the grant date.

The Black-Scholes model relies on various assumptions, in addition to the exercise price of the option and the value of our common stock on the date of grant. These assumptions include:

Expected Term: The expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is calculated as the average of the option vesting and contractual terms, based on the simplified method, as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for options granted. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the options. The contractual life of an option may be up to 10 years.

Expected Volatility: Since the Company did not have a trading history of its common stock prior to our IPO and since such trading history subsequent to our IPO is limited and may be less than the expected term of an award, the expected volatility is derived from the average historical stock volatilities of several public companies within the Company’s industry that it considers to be comparable to its business over a period equivalent to the expected term of the stock option grants.

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

Functional currency

The reporting currency of the Company is the U.S. dollar. We determine the functional currency of each subsidiary in accordance with ASC 830, Foreign Currency Matters, based on the currency of the primary economic environment in which each subsidiary operates. We translate the assets and liabilities of our non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized as a cumulative translation adjustment in "Accumulated other comprehensive loss" in "Total stockholders’ equity" in the Consolidated Balance Sheets.

The Company remeasures monetary assets and liabilities that are not denominated in the functional currency at exchange rates in effect at the end of each period. Foreign currency gains or losses realized or from remeasurement are reflected in "Other expense, net" in our Consolidated Statements of Comprehensive Loss.

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

Contract assets and liabilities: The timing of revenue recognition, billing, and cash collection results in the recognition of accounts receivable, unbilled receivables for revenue recognized in excess of billings, and deferred revenue in the Consolidated Balance Sheets. We have elected to use the practical expedient of expensing incremental costs of obtaining a contract as incurred since the majority of the performance obligations in our contracts are satisfied in less than one year. We may receive advances or deposits from our customers before revenue is recognized, resulting in contract liabilities, which are reflected as “deferred revenue” in our Consolidated Balance Sheets. Customer deposits are short term as the related performance obligations are typically fulfilled within 12 months. Changes in deferred revenue relate to fluctuations in the timing of customer deposits and completion of performance obligations. Revenue recognized during the year ended December 31, 2023 from amounts included in deferred revenue at December 31, 2022 totaled $11.3 million. Revenue recognized during the years ended December 31, 2022 and 2021 from amounts included in deferred revenue at the end of each respective prior year period was not materially different than the prior year end deferred revenue balances applicable to those periods.

Cost of revenue consists primarily of costs related to raw materials, equipment manufacturing activities, freight and delivery, product warranty, remediation and personnel costs (salaries, bonuses, benefits, and stock-based compensation). Personnel costs in cost of revenue include both direct labor costs, as well as costs attributable to any individuals whose activities relate to the procurement, installment and delivery of the finished product and services. Cost of revenue owed but not yet paid is recorded as accrued cost of revenue. Deferred cost of revenue results from the timing differences between the costs incurred in advance of the satisfaction of all revenue recognition criteria consistent with our revenue recognition policy.

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

Advertising costs

Advertising costs are expensed as incurred and are included in selling and marketing expenses in the accompanying Consolidated Statements of Comprehensive Loss.

Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents and accounts receivable.

We regularly maintain cash balances with various financial institutions that exceed federally insured amounts, but we have experienced no losses associated with these amounts to date. We also took action in 2023 to reallocate cash balances between different financial institutions based on our assessment as to the financial health of certain institutions.

We extend credit to customers in the normal course of business, often without requiring collateral. We also perform credit analyses and monitor the financial health of our customers to reduce credit risk.

Our accounts receivables are derived from revenue earned from customers primarily located in the United States, Australia and in the Asia Pacific region. No countries other than the United States and Australia account for 10% or more of our revenue. Most of our customers are project developers, solar asset owners and engineering, procurement and construction (“EPC”) contractors that design and build solar energy projects. Often times, as discussed further in "Note 6. Accounts receivable, net" below, a small number of customers account for a significant portion of our revenue for each period and our outstanding receivables at each period end.

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

Recent accounting pronouncements adopted and not yet adopted

Adopted

We adopted ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), as amended, effective January 1, 2023. ASU 2016-13 changed the impairment model for most financial assets and requires the use of an expected loss model in place of the previously used incurred loss method. Under this model, we now estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. There was no material impact on our consolidated financial statements upon adoption of ASU 2016-13. For the years ended December 31, 2022 and 2021, we utilized the incurred loss model in estimating our allowance for doubtful accounts.

Not yet adopted

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which will become effective for us in 2024. ASU 2023-07 requires public companies to disclose significant segment expenses and other segment items on an annual and interim basis and will require interim disclosures about a reportable segment's profit or loss and assets that are currently required annually. As noted above, we operate in one segment. We are currently evaluating the impact of ASU 2023-07 on our existing disclosures. ASU 2023-07 will be applied retrospectively to all periods presented in our consolidated financial statements upon adoption.

In December 2023, the FASB issued ASU No. 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 requires companies to disclose (i) additional categories of information about federal, state and foreign income taxes above a quantitative threshold in their rate reconciliation table and (ii) income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes for annual periods, as well as other disclosure changes. As an emerging growth company, we are not required to adopt ASU 2023-09 prior to 2026, although earlier adoption is permitted. We are currently evaluating the impact of ASU 2023-09 on our existing income tax disclosures.

Other standards that have been issued but not yet adopted as of December 31, 2023, are either not applicable to us or are not expected to have any material impact upon adoption.

Note 3. Equity method investment

On February 9, 2023, we entered into a limited liability company agreement (the "LLC Agreement") with Taihua New Energy (Thailand) Co., LTD ("Taihua"), a leading steel fabricator and an existing vendor, and DAYV LLC, for the creation of Alpha Steel LLC ("Alpha Steel"), a Delaware limited liability company dedicated to producing steel components, including torque tubes, for utility-scale solar projects. The Alpha Steel facility, which is located outside of Houston in Sealy, Texas, began limited commercial production late in the fourth quarter of 2023.

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

Alpha Steel is intended to enhance our domestic supply chain, our ability to support our customers and the growth of the U.S. solar market, with domestic manufacturing utilizing U.S. steel. We have a 45% interest in Alpha Steel, which is accounted for under the equity method of accounting as we are not the primary beneficiary in the operations of this entity as a result of our variable interest. Taihua has a 51% interest in Alpha Steel and DAYV LLC, an entity owned by members of the Board of Managers of Alpha Steel and a related party with the parent company of Taihua, has a 4% interest in Alpha Steel. The Chief Executive Officer of Taihua is the General Manager of Alpha Steel. We have equal voting representation with Taihua and DAYV LLC, combined, on Alpha Steel's Board of Managers which will be responsible, through majority vote, for making certain "major decisions" involving Alpha Steel, as specified in the LLC Agreement, including, among other things, approval of an annual business plan.

As of December 31, 2023, we have made a required initial capital contribution to Alpha Steel of $0.9 million. Pursuant to the LLC Agreement, we could be required to make up to $2.6 million in additional capital contributions as Alpha Steel expands production. We recognized a loss of $0.7 million from this unconsolidated subsidiary during the year ended December 31, 2023, reflecting our share of Alpha Steel's net operating losses incurred to date.

In connection with the creation of Alpha Steel, we also entered into a three-year equipment supply agreement (the "Supply Agreement") with Alpha Steel, the terms of which will apply to our equipment purchase orders. Pursuant to the Supply Agreement, we have committed to placing purchase orders with Alpha Steel during the year ended December 31, 2024, for at least 40,000 metric tons of torque tubes, with such volume commitments increasing in each of the next two annual periods by 20,000 metric tons per period. In the event we fail to meet our minimum required purchase commitments in any annual period, we may be required to make a cash payment for the net profit attributable to any unfilled requirements, calculated as specified in the agreement, in an amount not to exceed $4.0 million in the aggregate. The Supply Agreement may be terminated early in accordance with its provisions or may be extended beyond the initial term if mutually agreed to by the parties.

At December 31, 2023, we were contingently liable for unpaid vendor obligations, including issued but unsatisfied purchase orders, of Alpha Steel totaling approximately $3.4 million. We expect Alpha Steel will be able to satisfy these obligations with financial resources available to them in the normal course of operations.

Note 4. Reduction in force

In August 2023, we restructured and combined selected indirect and administrative functions in order to better control and manage our overhead costs in relation to current market conditions, including the impact of start-up delays for certain customer projects. This effort resulted in a reduction of 21 employees, including certain members of our executive leadership team, or approximately 9% of our existing headcount at that time. Also, in November 2023, we announced that certain other members of our executive leadership team, including our President and Chief Executive Officer and our then Chief Financial Officer, would step down from their positions and depart the Company, effective in December 2023.

Additionally, in December 2022, we implemented a reduction in force impacting 20 employees, or approximately 8% of our then existing workforce, in order to align our cost structure with our strategic and financial objectives and expected market conditions at that time.

In connection with these events, we recognized severance and termination-related costs as follows:

	Year ended December 31,
(in thousands)	2023	2022
Cost of revenue	$252	$145
Research and development	140	116
Selling and marketing	552	62
General and administrative	3,478	118
Total	$4,422	$441

At December 31, 2023 and 2022, we had accruals totaling approximately $2.7 million and $0.4 million, respectively, relating to payments still to be made to our former employees. The majority of the remaining liability will be paid in 2024. Payments made to former employees for the year ended December 31, 2023 was approximately $2.1 million. Payments made during year ended December 31, 2022 were not material.

Note 5. ATM program

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

Under the ATM program, we sold 15,421,885 shares of newly issued common stock valued at $35.1 million (for proceeds, net of commissions and fees, of approximately $34.0 million), during the year ended December 31, 2023. As of December 31, 2023, approximately $64.9 million of capacity remained for future sales of our common stock under the ATM program. Such future sales are dependent on the current price of our common stock and the continued ability of our stock to trade in active public markets.

Note 6. Accounts receivable, net

Accounts receivable consisted of the following:

(in thousands)	December 31, 2023	December 31, 2022
Trade receivables	$46,152	$35,367
Related party receivables	868	—
Revenue recognized in excess of billings	26,813	14,844
Other receivables	3	25
Total	73,836	50,236
Allowance for credit losses	(8,557)	(1,184)
Accounts receivable, net	$65,279	$49,052

Information about our related party receivables at December 31, 2023, may be found below in Note 18, "Related party transactions".

We bill our customers for contracted amounts in accordance with agreed-upon contractual terms, which generally coincide with achievement of specified milestones on a project, such as completion of engineering, shipment, delivery or commissioning. Changes in our revenue recognized in excess of billings relate to fluctuations in the timing of billings in relation to the amount of revenue recognized over time as work progresses.

Included in total receivables above are amounts billed under retainage provisions totaling $0.9 million and $3.7 million as of December 31, 2023 and 2022, respectively, which are due within the upcoming year.

At December 31, 2023, four customers accounted for approximately 42%, 20%, 13% and 11%, respectively, of our total accounts receivable. At December 31, 2022, three customers accounted for approximately 55%, 15%, and 12%, respectively, of our total accounts receivable.

Activity in the allowance for credit losses in 2023 and the allowance for doubtful accounts in 2022 and 2021 was as follows:

	Year ended December 31,
(in thousands)	2023	2022	2021
Balance at beginning of period	$1,184	$3,872	$1,228
Impact of adoption of ASU 2016-13, effective January 1, 2023	—	N/A	N/A
Additions charged to earnings during the period	7,373	5,578	4,045
Write-offs of uncollectible accounts	—	(8,266)	(1,401)
Balance at end of period	$8,557	$1,184	$3,872

Note 7. Inventories, net

Inventories consisted of the following:

(in thousands)	December 31, 2023	December 31, 2022
Finished goods	$4,246	$16,269
Allowance for slow-moving and obsolete inventory	(341)	(1,320)
Total	$3,905	$14,949

Activity in the allowance for slow-moving and obsolete inventory for each period was as follows:

	Year ended December 31,
(in thousands)	2023	2022	2021
Balance at beginning of period	$1,320	$90	$—
Additions charged to earnings	706	1,813	90
Write-offs of obsolete inventory	(1,685)	(583)	—
Balance at end of period	$341	$1,320	$90

Note 8. Prepaid and other current assets

Prepaid and other current assets consisted of the following:

(in thousands)	December 31, 2023	December 31, 2022
Vendor deposits	$6,187	$5,085
Prepaid expenses	1,251	3,544
Prepaid taxes	447	163
Deferred cost of revenue	666	—
Surety collateral	—	107
Other current assets	5,538	1,405
Total	$14,089	$10,304

At December 31, 2023, other current assets included $3.0 million of (i) a short-term interest-bearing loan to a customer, as well as (ii) a non-interest bearing customer advance, both of which are for pre-project construction financing activities. The amounts are secured by customer assets and, additionally, in one case by a financial guarantee.

Note 9. Leases

We lease office and warehouse space in various locations, including our corporate headquarters in Austin, Texas. Additionally, we lease space for an applications laboratory in Austin, Texas and a research and development facility in Seguin, Texas. All of our manufacturing is outsourced to contract manufacturing partners, and we currently do not own or lease any manufacturing facilities.

We utilized a weighted average discount rate of approximately 5% in establishing our operating lease ROU assets and liabilities at lease inception. At December 31, 2023, our weighted average remaining lease term for our operating leases was approximately 2.8 years.

Our expense for our operating leases consisted of the following:

	Year ended December 31,
(in thousands)	2023	2022	2021
Operating lease cost	$996	$705	$458
Short-term lease cost	424	456	100
Total lease cost	$1,420	$1,161	$558

Reported in:
Cost of revenue	$907	$677	$239
Research and development	55	46	39
Selling and marketing	92	45	1
General and administrative	366	393	279
Total lease cost	$1,420	$1,161	$558

Future remaining operating lease payment obligations were as follows:

(in thousands)	December 31, 2023
2024	$818
2025	755
2026	219
2027	192
2028	16
Total lease payments	2,000
Less: imputed interest	(136)
Present value of operating lease liabilities	$1,864

Current portion of operating lease liability	$740
Operating lease liability, net of current portion	1,124
Present value of operating lease liabilities	$1,864

Note 10. Property and equipment, net

Property and equipment consisted of the following:

(in thousands)	December 31, 2023	December 31, 2022
Leasehold improvements	$157	$22
Field equipment	1,062	1,078
Information technology equipment	466	355
Tooling	1,014	824
Capitalized software	734	250
Total	3,433	2,529
Accumulated depreciation	(1,610)	(827)
Property and equipment, net	$1,823	$1,702

We recognized depreciation expense associated with our property and equipment each period as follows:

	Year ended December 31,
(in thousands)	2023	2022	2021
Tangible asset depreciation	$668	$547	$170
Capitalized software depreciation	165	84	62
Total depreciation expense	$833	$631	$232

Note 11. Intangible assets, net and goodwill

Intangible assets consisted of the following:

(in thousands)	Estimated Useful Lives (Years)	December 31, 2023	December 31, 2022
Developed technology	2.5 – 3.0	$2,555	$2,591
Total		2,555	2,591
Accumulated amortization		(2,013)	(1,478)
Intangible assets, net		$542	$1,113

On January 13, 2017, we entered into an asset purchase agreement with SunEdison Utility Holdings, Inc. ("Seller") to purchase all assets and liabilities of the Seller. The assets purchased as part of this acquisition included $1.2 million of developed technology in the form of software tools for the AP90 tracker, a first-generation tracker based on a 1P linked-row design. The developed technology for the AP90 tracker was amortized over a 3-year period and is now fully amortized.

We acquired the outstanding stock of HX Tracker on June 14, 2022. In connection with that acquisition, we identified nearly $1.4 million of developed technology in connection with the Helios 1P tracker system. We are amortizing this developed technology over a 2.5-year period on a straight-line basis.

Amortization expense recognized for the years ended December 31, 2023 and 2022, totaled $0.5 million and $0.3 million, respectively. No amortization expense was recognized for the year ended December 31, 2021. Amortization expense for the year ending December 31, 2024, will be approximately $0.5 million.

Activity in our goodwill balance arising largely from the acquisition of HX Tracker was as follows:

	Year ended December 31,
(in thousands)	2023	2022
Balance at beginning of period	$7,538	$—
Acquisition of HX Tracker	—	7,447
Acquisition of pile testing and equipment installation business	—	271
Translation	(185)	(180)
Balance at end of period	$7,353	$7,538

Note 12. Debt

On April 30, 2021, we entered into the Credit Facility with various lenders, including Barclays Bank PLC, as issuing lender, the swingline lender and as administrative agent. The Credit Facility has an initial three-year term expiring April 30, 2024 and is secured by a first priority lien on substantially all of our assets, subject to certain exclusions, and customary guarantees.

The Credit Facility, as amended, includes the following terms: (i) aggregate commitments of up to $100 million, (ii) borrowings bearing interest at (a) a secured overnight financing rate ("Term SOFR"), plus 3.25% per annum, or (b) an alternate base rate ("ABR") equal to the highest of (x) the Prime Rate, (y) the Federal Funds Rate, plus 0.50%, or (z) Term SOFR plus 1.00%, (iii) initial commitment fees of 0.50% per annum; (iv) initial letter of credit fees of 3.25% per annum; and (v) other customary terms for a corporate revolving credit facility.

The Credit Facility also includes the following financial condition covenants that we are required to satisfy: (i) maintain a minimum liquidity limit of $125 million on the last business day of a quarter; (ii) maintain a 3.75 times leverage ratio; and (iii) maintain a 1.5 times interest coverage ratio. The leverage and interest coverage ratios are triggered if we achieve $50 million in adjusted EBITDA over a trailing twelve-month period, or upon our election if we have achieved positive adjusted EBITDA over a trailing twelve-month period. Once the leverage and interest coverage ratios are triggered the minimum liquidity limit will not be applicable. Minimum liquidity includes unrestricted cash plus the undrawn balance of the revolving credit facility. We were not in compliance with the minimum liquidity covenant as of December 31, 2023, which was the only financial condition covenant applicable to us at that date. As a result, we are currently unable to borrow under the Credit Facility. The Credit Facility also provides for certain restrictions on dividend payments.

We have not made any draws on the Credit Facility; however, we have $1.9 million of outstanding letters of credit resulting in unused and currently unavailable borrowing capacity of $98.1 million at December 31, 2023.

We incurred $2.1 million of costs relating to establishment of the Credit Facility, of which $0.2 million remains unamortized and is included in "Other assets" in our Consolidated Balance Sheet. We incurred interest expense totaling $1.3 million, $1.4 million, and $0.8 million during the years ended December 31, 2023, 2022 and 2021, respectively, for commitment and letter of credit fees, as well as amortization of costs relating to the establishment of the Credit Facility.

On April 30, 2020, we received a Paycheck Protection Program (“PPP”) loan pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES” Act) in the amount of $0.8 million. The PPP loan had a two-year term and a fixed interest rate of 1%. Under the terms of the CARES act, the PPP loan was eligible for forgiveness, in part or whole, if the proceeds were used to retain and pay employees and for other qualifying expenditures. On January 20, 2021, the Company received notification from the Small Business Administration that they approved the forgiveness of the full $0.8 million PPP loan. The Company recorded the forgiveness of the PPP loan as a gain on extinguishment of debt in the Consolidated Statements of Comprehensive Loss during the year ended December 31, 2021.

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

Note 13. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	December 31, 2023	December 31, 2022
Accrued cost of revenue	$26,773	$13,198
Related party accrued cost of revenue	1,451	—
Accrued compensation	3,858	4,688
Other accrued expenses	2,766	6,010
Total accrued expenses	$34,848	$23,896

Warranty reserves	$7,279	$8,004
Current portion of operating lease liability	740	417
Non-federal tax obligations	119	463
Total other current liabilities	$8,138	$8,884

Information about our related party accrued cost of revenue at December 31, 2023, may be found below in Note 18, "Related party transactions".

At December 31, 2022, we had accrued $2.0 million for employee bonuses earned in the fourth quarter of 2022 that were settled in stock issued during the first quarter of 2023. This amount was reflected in accrued compensation in the table above as of December 31, 2022. There were no similar amounts accrued at December 31, 2023.

Other accrued expenses primarily include amounts due for (i) legal and other costs associated with outstanding legal matters and (ii) other professional services.

Activity by period in the Company's warranty accruals was as follows:

	Year ended December 31,
(in thousands)	2023	2022	2021
Balance at beginning of period	$12,426	$9,346	$6,811
Warranties issued and remediation added during the period	4,310	8,228	8,588
Settlements made during the period	(4,254)	(4,041)	(5,270)
Changes in liability for pre-existing warranties	(1,480)	(1,107)	(783)
Balance at end of period	$11,002	$12,426	$9,346

Warranty accruals are reported in:
Other current liabilities	$7,279	$8,004	$4,032
Other non-current liabilities	3,723	4,422	5,314
Balance at end of period	$11,002	$12,426	$9,346

Note 14. Income taxes

The components of our loss before income taxes were as follows:

	Year ended December 31,
(in thousands)	2023	2022	2021
United States loss	$(48,530)	$(98,462)	$(106,467)
Foreign income (loss)	(2,098)	(716)	47
Total loss before income taxes	$(50,628)	$(99,178)	$(106,420)

The provisions for (benefits from) income taxes and the reasons for the differences between the provisions for and benefits from income taxes using the U.S. federal income tax rate were as follows:

	Year ended December 31,
(in thousands)	2023	2022	2021
Current -
Federal	$—	$—	$—
State	(350)	204	196
Foreign	95	231	(27)
	(255)	435	169
Deferred -
Federal	—	—	—
State	—	—	—
Foreign	(83)	—	—
	(83)	—	—
Provisions for (benefits from) income taxes	$(338)	$435	$169

Federal income tax benefit at statutory rate	$(10,632)	$(20,827)	$(22,348)
State taxes, net of federal	(739)	(1,035)	(1,744)
Research and experimentation tax credit	1,544	(2,811)	(342)
Change in valuation allowance	10,200	24,911	28,361
Stock compensation	1,218	(1,781)	(6,863)
Section 162m limitation on executive compensation	203	1,922	2,467
Deferred tax true ups	(1,500)	(764)	126
State payable true ups	(326)	204	57
Permanent differences and other	(306)	616	455
Provisions for (benefits from) income taxes	$(338)	$435	$169

The components of deferred tax assets and liabilities were as follows:

(in thousands)	December 31, 2023	December 31, 2022
Deferred tax assets:
Fixed assets and intangibles	$44	$5
Leases	348	255
Accrued expenses	5,590	4,887
Net operating loss carryforward	64,055	52,179
Stock options	2,475	3,528
R&D credit carryforward	1,886	3,431
Other	2,048	1,998
Subtotal	76,446	66,283
Less: valuation allowance	(75,858)	(65,659)
Total deferred tax assets	588	624

Deferred tax liabilities:
Leases	(339)	(243)
Prepaid expenses	(166)	(381)
Total deferred tax liabilities	(505)	(624)
Net deferred tax asset (liability)	$83	$—

The net change in the total valuation allowance for the year ended December 31, 2023, was an increase of $10.2 million recorded through continuing operations. The net change in the total valuation allowance for the year ended December 31, 2022, was an increase of $24.9 million recorded through continuing operations. In assessing the realizability of deferred tax assets, we considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We considered the scheduled reversal of deferred tax liabilities, carryback potential, projected future taxable income and tax planning strategies in making this assessment. After consideration of these factors and based upon the level of historical taxable losses, we believe it is more likely than not that the Company will not realize the benefits of these deductible differences at December 31, 2023.

We have federal net operating loss carryforwards of approximately $282.1 million at December 31, 2023. These loss carryforwards have an indefinite carryforward period. We also have state net operating loss carryforwards of approximately $95.0 million which begin to expire in 2034.

We have federal R&D credit carryforwards of approximately $2.4 million at December 31, 2023, which begin to expire in 2038.

Utilization of the Company's net operating loss carryforwards and other tax attributes to offset federal taxable income may be subject to annual limitation due to changes in ownership, pursuant to Internal Revenue Code Sections 382 and 383.

We are subject to U.S. federal income tax, as well as income tax in multiple state and foreign jurisdictions. The tax returns for years 2018 and beyond remain open for examination. As of December 31, 2023, the Company is not currently under audit by any taxing authority.

We account for uncertainty in taxes in accordance with authoritative guidance. Changes in our accruals for unrecognized tax benefits were as follows:

	Year ended December 31,
(in thousands)	2023	2022
Balance at beginning of period	$1,421	$717
Increase for tax positions related to the current period	—	386
Increase for tax provisions related to prior periods	—	318
Decrease for tax positions related to prior periods	(382)	—
Balance at end of period	$1,039	$1,421

The unrecognized tax benefits would not impact the effective tax rate if recognized due to the valuation allowance. We do not anticipate a significant increase or decrease over the next twelve months in the unrecognized tax benefits reported above. As of December 31, 2023, and 2022, we have not accrued any interest or penalties related to unrecognized tax benefits.

Note 15. Commitments and contingencies

We may become involved in various claims, lawsuits, investigations, and other proceedings, arising in the normal course of business. We accrue a liability when information available prior to the issuance of financial statements indicates it is probable a loss has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. If the reasonable estimate of the probable loss is a range, we record an accrual for the most likely estimate of the loss, or the low end of the range if there is not one best estimate. We adjust our accruals to reflect the impact of negotiation, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Legal costs are expensed as incurred.

In March of 2023, CBP issued notices of tariff assessment that indicated an action taken at the Import Specialist (i.e., the port) level with respect to merchandise imported from Thailand under entry number 004-1058562-5 (the “625 Assessment”) and entry number 004-1063793-9 (the “Original 939 Assessment”, and collectively with the 625 Assessment, the “Original CBP Assessments”). The Original CBP Assessments related to certain torque beams that are used in our Voyager+ product that were imported in 2022. In the Original CBP Assessments, CPB asserted that Section 301 China tariffs, Section 232 steel & aluminum tariffs, and antidumping and countervailing duties applied to the merchandise. Based on correspondence received to date from CBP and our calculations based on applicable duty and tariff rates, the 625 Assessment is currently for approximately $2.84 million. In September of 2023, CBP informed us (the "Revised 939 Assessment", and together with the 625 Assessment, the "Revised CBP Assessments") that the amount owed under the Original 939 Assessment was being revised downward to approximately $2.01 million. In particular, CBP accepted our position that the Section 301 tariffs of 25% or 7.5% of the value of the merchandise, depending on tariff classification, as well as the antidumping and countervailing duties, previously assessed under the Original 939 Assessment are not applicable as they are only applicable to articles that originate in China and that, in this case, the finished goods are products of Thailand.

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

CBP has legally finalized both Revised CBP Assessments. We filed a formal protest for the 625 Assessment in September of 2023 and plan to do the same for the Revised 939 Assessment. Based on the above, and under the relevant accounting guidance related to loss contingencies, we have made no accrual for the amounts claimed by CBP as of December 31, 2023, as we do not consider these amounts to be a probable obligation, as such term is defined and interpreted under the relevant accounting guidance, for us at this time. However, because matters of this nature are subject to inherent uncertainties, and unfavorable rulings or developments, including future assessments of additional duties or tariffs owed in respect of other shipments or other materials beyond what is presently included in the Revised CBP Assessments, could occur despite our belief that the tariffs and duties asserted are incorrect, there can be no certainty that the Company may not ultimately incur charges that are not currently recorded as liabilities. Since the outcome of these matters cannot be predicted with certainty, the costs associated with them could have a material adverse effect on our consolidated results of operations, financial position, or liquidity.

Note 16. Stockholders' equity

Preferred stock

Our certificate of incorporation, as amended on April 28, 2021, and on June 7, 2021, (the "Certificate of Incorporation"), authorizes the Company to issue up to 10 million shares of preferred stock with a par value of $0.0001 with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023, there were no shares of preferred stock issued or outstanding.

Common stock

The Certificate of Incorporation authorizes the Company to issue 850 million shares of $0.0001 par value of common stock. Holders of our common stock are entitled to dividends, as and when declared by the board of directors, subject to the rights of the holders of all classes of stock outstanding having priority rights as to dividends. There have been no dividends declared to date. The holders of our common stock are entitled to one vote for each share of common stock; provided that, except as otherwise required by law, holders of our common stock (in such capacity) shall not be entitled to vote on any amendment to the Certificate of Incorporation that relates solely to the terms of one or more outstanding series of preferred stock if the holders of such affected series are entitled, either separately or together with the holders of one or more other such series, to vote thereon pursuant to the Certificate of Incorporation.

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

The Company used the remaining proceeds from the IPO for general corporate purposes, including working capital, operating expenses and acquisitions.

Treasury stock

On July 21, 2020, the Company’s board of directors approved the acquisition of 9,896,666 shares of common stock for an aggregate price of $0 from founders of the Company. The acquisition of these shares was recorded as treasury stock on the Company’s Consolidated Balance Sheet as of December 31, 2020, and the shares were added to the overall pool of stock available to be utilized for future option/stock award issuances to other employees of the organization.

On January 8, 2021, the Company’s board of directors approved the acquisition of 148,440 shares of common stock for an aggregate price of $0 from founders of the Company. The acquisition of these shares was recorded as treasury stock on the Company’s Consolidated Balance Sheet as of December 31, 2021, and the shares were added to the overall pool of stock available to be utilized for future option/stock award issuances to other employees of the organization.

On April 5, 2021, the Company’s board of directors approved the acquisition of 717,460 shares of common stock for an aggregate price of $0 from founders of the Company. The acquisition of these shares was recorded as treasury stock on the Company’s Consolidated Balance Sheet as of December 31, 2021, and the shares were added to the overall pool of stock available to be utilized for future option/stock award issuances to other employees of the organization.

Note 17. Stock compensation and other employee benefit plans

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

Our 2021 Stock Incentive Plan (the "2021 Plan"), which was adopted by our Board of Directors and approved by our stockholders on April 16, 2021, and became effective on April 27, 2021, provides for the grant of awards similar to the 2017 Plan, as well as stock bonuses and cash awards. The number of shares initially reserved for issuance under the 2021 Plan was 12,645,239, which will automatically increase on January 1 of each calendar year prior to the tenth anniversary of the Plan's effective date in an amount equal to the lesser of (i) 4% of the total number of shares of common stock outstanding on the day prior (December 31st), and (ii) a number of shares of common stock determined by the compensation committee of the Company's board of directors. Through December 31, 2023, an additional 7,906,088 shares became available for issuance pursuant to the automatic increase provisions of the 2021 Plan, resulting in a total number of shares authorized for issuance under the 2021 Plan of 20,551,327.

On July 1, 2022, we filed a registration statement on Form S-8 to register 5,000,000 shares of common stock for issuance upon the settlement of RSUs and the exercise of stock options previously granted under the 2017 Plan that remain outstanding. No new awards have been or will be granted under the 2017 Plan following the effectiveness of our 2021 Plan on April 27, 2021.

Concurrent with the adoption of the 2021 Plan, we also adopted the 2021 Employee Stock Purchase Plan (the "2021 ESPP Plan") in order to provide employees of the Company and its designated subsidiaries with an opportunity to purchase the Company's common stock through accumulated payroll deductions at 85% of the stock's fair market value. As of December 31, 2023, this plan has not yet been implemented internally within the Company, and no purchases of common stock have been made pursuant to the 2021 ESPP Plan.

Stock options generally vest between two and four years from the date of grant, and, for those remaining outstanding as of December 31, 2023, have only service-based vesting conditions.

RSU grants may contain either (i) service-based vesting conditions or (ii) a combination of market or performance and service-based vesting conditions, which must be met in order to vest. Awards with service-based vesting conditions generally vest over a period of four years from the date of grant. Awards with market or performance-based vesting conditions will generally vest upon achievement of the related targets, providing the employee continues to be employed at the date of vesting. Performance conditions in certain of our outstanding awards are based on the recipient achieving specified sales metrics whereas, market conditions in certain outstanding awards are based on the closing price of our common stock achieving specified levels for a period of time.

Our IPO in April 2021 was deemed to meet the liquidity event provisions in our 2017 Plan, which resulted in the vesting of all awards that had previously satisfied the time-based vesting conditions of such awards as of that date.

Generally, new shares of authorized common stock are issued to satisfy vesting or exercise of awards under both the 2017 and 2021 Stock Incentive Plans, although treasury shares are also available for issuance at our discretion.

Stock compensation expense for each period was as follows:

	Year ended December 31,
(in thousands)	2023	2022	2021
Cost of revenue	$1,596	$3,292	$8,094
Research and development	541	1,460	3,657
Selling and marketing	718	1,889	2,056
General and administrative	5,440	13,662	47,958
Total stock compensation expense	$8,295	$20,303	$61,765

Information relating to our outstanding option awards was as follows:

Options	Shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Intrinsic value (in thousands)
Outstanding as of December 31, 2022	6,809,850	$4.29
Granted	450,000	$0.67
Modified(1)	(1,053,750)	$8.14
Exercised	(717,960)	$0.32
Forfeited	(3,054,352)	$3.38
Expired	(18,262)	$0.48
Outstanding as of December 31, 2023	2,415,526	$1.82	7.03	$455

Vested at December 31, 2023 or expected to vest in the future	2,415,526	$1.82	7.03	$455
Exercisable at December 31, 2023	1,958,481	$2.08	6.37	$443
Unvested and expected to vest in the future	457,045	$0.67	9.87	$12

At December 31, 2023:
Stock-based compensation cost not yet recognized (in thousands)				$233
Weighted-average remaining expense recognition period (in years)				1.04

(1) - In April 2023, we modified a grant of 2,107,500 options initially made to our former Chief Executive Officer in September 2021. The options originally granted vested after a period of time once our stock price reached certain targets and had an exercise price of $8.14 per option. The modification in April 2023 resulted in cancellation of 1,053,750 options, reset the stock price targets for vesting and reduced the exercise price to $2.48 per option, based on the estimated fair value of our stock as of the modification date. As a result of the departure of our former Chief Executive Officer during the fourth quarter of 2023, the remaining options, all of which were unvested, were forfeited.

Assumptions used to value option awards were as follows:

	Year ended December 31,
	2023	2022	2021
Black-Scholes-Merton pricing formula weighted-average assumptions:
Expected life (in years)	5.50	5.27	7.72
Risk-free interest rate	4.16%	1.82%	1.32%
Volatility	97.51%	80.00%	56.47%
Dividend yield	0.00%	0.00%	0.00%

Valuations:
Grant-date fair value per option(2)	$0.52	$1.85	$4.79
Intrinsic value of options exercised (in thousands)	$1,324	$14,646	$22,852
Average intrinsic value per share of options exercised	$1.84	$4.42	$8.05

(2) - Includes options granted with market conditions in 2022 and 2021. Such options were forfeited in 2023.

Information relating to our outstanding restricted stock unit and restricted stock awards was as follows:

	Shares	Weighted-average grant date fair value
Restricted stock units:
Nonvested as of December 31, 2022	7,072,663	$4.73
Granted	12,129,309	$1.54
Vested	(3,841,815)	$3.92
Forfeited	(3,469,021)	$4.28
Nonvested as of December 31, 2023	11,891,136	$1.87

Restricted stock unit vesting conditions:
Service-based vesting	5,811,724	$3.15
Performance conditions and service-based vesting	779,412	$4.33
Market conditions and service-based vesting	5,300,000	$0.10
Nonvested as of December 31, 2023	11,891,136	$1.87

At December 31, 2023:
Stock-based compensation cost not yet recognized (in thousands)		$13,482
Weighted-average remaining expense recognition period (in years)		1.88

Other employee benefit plans

We sponsor a 401(k) savings plan for our U.S. employees, whereby the employees can elect to make pre- or post-tax contributions, subject to certain limitations. We make matching contributions equal to 100% of the first 3% and 50% of the next 2% of an employee's contribution. Employee and company contributions are both immediately vested. Company matching contributions were approximately $0.6 million, $0.7 million, and $0.6 million for the years ending December 31, 2023, 2022, and 2021, respectively.

Employees are also eligible to participate in various employee welfare benefit plans, including medical, dental, prescription and life insurance, in which the Company pays a portion of the cost. All such plans are unfunded.

Note 18. Related party transactions

Transactions with Ayna.AI LLC

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

On September 13, 2023, we executed a termination of the master services agreement and statement of work (collectively, the "Service Agreement") with Ayna and Fernweh Group LLC, the parent company of Fernweh Engaged Operator Company LLC, which resulted in a forfeiture of 2,000,000 unvested stock options that were part of the initial consideration for the engagement. Due to the accelerated timing of the payments required for the cash portion of the initial consideration and the expected service period over which the engagement was estimated to last, we had unamortized prepaid balances remaining at the termination date totaling approximately $3.2 million. These prepaid balances were fully amortized during the year ended December 31, 2023 as a charge to general and administrative expense. In addition, approximately $1.1 million of stock-based compensation expense previously recognized on the unvested stock options was reversed upon termination of the Service Agreement in connection with their forfeiture. An additional 1,000,000 options to purchase shares of common stock at an exercise price of $3.86 per share were fully vested and exercisable as of the termination date.

For the years ended December 31, 2023 and 2022, we incurred $3.5 million and $3.9 million, respectively, of general and administrative expense associated with our engagement of FEOC. Cash payments during the years ended December 31, 2023 and 2022, totaled $2.5 million in each year.

Acquisitions of common stock and issuance of RSUs

Effective July 5, 2023, we acquired 312,500 shares of our outstanding common stock held by ARC Family Trust, a related party and greater than 10% shareholder, for no monetary consideration. The acquired shares were then retired. The ARC Family Trust was established by Mr. Ahmad Chatila, a member of our Board of Directors, for the benefit of certain members of his family. Mr. Shaker Sadasivam, the Chairman of our Board of Directors, is the trustee of the ARC Family Trust.

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

Information relating to acquisitions of shares from founders of the Company during 2020 and 2021 at no cost for inclusion in treasury stock may be found in Note 16 "Stockholders' Equity" above.

Related party receivables, deposits and payables

We have related party receivables at December 31, 2023, totaling $0.9 million for future material cost discounts contractually owed to us by Alpha Steel in connection with the expected receipt of manufacturing incentives available to Alpha Steel under the Inflation Reduction Act as costs are incurred by Alpha Steel to purchase raw materials and manufacture torque tubes and other products that will be used to fulfill purchase orders we issue to Alpha Steel.

We also have related party liabilities to Alpha Steel at December 31, 2023, totaling $1.5 million for the accrued cost of revenue recognized on certain of our customer projects associated with the cost of products that are being manufactured for us by Alpha Steel.

During the year ended December 31, 2023, we made total deposits of $1.1 million to Alpha Steel, of which $0.5 million remains in our balance of vendor deposits as of December 31, 2023, as shown in Note 8 "Prepaids and other current assets" above.

Other

During the year ended December 31, 2022, we entered into a contract with a customer in China in which our Vice President & General Manager, FTC China/Southeast Asia, and Director of FTC Solar (China) Co. Ltd., our Chinese subsidiary, is also a member of the customer's board of directors. We recognized a $0.3 million gross margin loss on this project in our 2022 operating results, with no material loss incurred in 2023.

Note 19. Net loss per share

	Year ended December 31,
	2023	2022	2021
Net loss (in thousands)	$(50,290)	$(99,613)	$(106,589)
Weighted average shares outstanding for calculating basic and diluted loss per share	115,546,150	101,408,263	86,043,051
Basic and diluted loss per share	$(0.44)	$(0.98)	$(1.24)

For purposes of computing diluted loss per share, weighted average common shares outstanding do not include potentially dilutive securities that are anti-dilutive, as shown below.

	For the year ended December 31,
	2023	2022	2021
Anti-dilutive securities excluded from calculating dilutive loss per share:
Shares of common stock issuable under stock option plans outstanding	2,415,526	6,809,850	7,538,265
Shares of common stock issuable upon vesting of RSUs	11,891,136	7,072,663	5,141,469
Potential common shares excluded from diluted net loss per share calculation	14,306,662	13,882,513	12,679,734

All share and per share amounts in the table above for 2021 reflect an approximately 8.25-for-1 forward stock split which took effect on April 28, 2021.

Note 20. Fair value measurements

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

Certain of our cash equivalents include deposits in money market funds that invest primarily in short-term securities issued or guaranteed by the U.S. government or its agencies or instrumentalities and contain no restrictions on immediate redemption. The carrying value for money market fund deposits approximates fair value based on quoted prices in active markets for units held (Level 1 classification) and totaled $13.9 million at December 31, 2023 and $25.4 million at December 31, 2022.

We did not hold any other financial instruments measured at fair value on a recurring basis as categorized within the fair value hierarchy at December 31, 2023 and 2022.

Note 21. Sale of investment in unconsolidated subsidiary

On June 24, 2021, we disposed of our 4,791,566 Class A common unit interest in Dimension Energy LLC, (“Dimension”), representing approximately 23% of the total outstanding common shares, for approximately $22.3 million, net of a success-based fee described below, resulting in a gain of $20.8 million. Prior to the third-party sale, we had recognized a net loss from our investment in this unconsolidated subsidiary of $0.4 million in 2021.

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

During the years ended December 31, 2023 and 2022, we received $1.3 million and $1.7 million, respectively, from escrow for subsequent completion of certain construction projects that were in progress at the time of the sale. In accordance with our accounting policy, these amounts were recognized as a "Gain from disposal of investment in unconsolidated subsidiary" in our Consolidated Statements of Comprehensive Loss upon realization.

Note 22. Geographic and customer concentrations

Geographic concentrations

Third-party revenue was recognized by our subsidiaries in the following locations:

	Year ended December 31,
(in thousands)	2023	2022	2021
United States	$119,982	$97,992	$270,107
Australia	7,000	24,847	418
All other	20	227	—
Total third-party revenue	$127,002	$123,066	$270,525

Our long-lived assets, consisting of ROU assets and property and equipment, were in the following locations:

	As of December 31,
(in thousands)	2023	2022
United States	$3,187	$2,728
Australia	7	3
India	441	113
All other	7	12
Total long-lived assets	$3,642	$2,856

Cash and cash equivalents concentration

At December 31, 2023, approximately 92% of our cash and cash equivalents were in financial institutions located in the United States.

Customer concentration

During the year ended December 31, 2023, four customers accounted for approximately 23%, 19%, 17% and 13%, respectively, of total revenue. During the year ended December 31, 2022, three customers accounted for approximately 23%, 20% and 11%, respectively, of total revenue. During the year ended December 31, 2021, three customers accounted for approximately 37%, 20% and 15%, respectively, of total revenue.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

As previously reported in our Current Report on Form 8-K filed April 6, 2023, the Audit Committee of our Board of Directors dismissed PricewaterhouseCoopers LLP ("PwC"), our independent registered public accounting firm on April 3, 2023, and approved the appointment of BDO USA, LLP ("BDO") as our new independent registered public accounting firm for the fiscal year ending December 31, 2023.

PwC’s reports on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2022 and 2021 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except for the matters that raised substantial doubt about the Company’s ability to continue as a going concern as of December 31, 2021. The substantial doubt about the Company’s ability to continue as a going concern was removed as of December 31, 2022, as the matters were alleviated. During the fiscal years ended December 31, 2022 and 2021, and the subsequent interim period through April 3, 2023, there were: (i) no disagreements within the meaning of Item 304(a)(1)(iv) of Regulation S-K between the Company and PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to PwC’s satisfaction, would have caused PwC to make reference thereto in their reports; and (ii) no reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K, except for the following material weaknesses that were disclosed as of December 31, 2021 and remediated as of December 31, 2022 relating to (a) the lack of a sufficient complement of experienced personnel with the requisite technical knowledge of public company accounting and reporting for non-routine, unusual or complex transactions which contributed to (b) the lack of a design and operations of adequate controls over the period-end close and financial reporting process including (i) establishment of accounting policies and procedures, (ii) preparation of account reconciliations for certain accounts, (iii) ensuring proper cut-off, (iv) providing for adequate segregation of duties, (v) approving journal entries, and (vi) ensuring adequate financial statement preparation, and (c) ineffective information technology general controls over the information technology ("IT") systems used for the preparation of the financial statements, specifically, we had not designed and maintained (i) program change management controls to ensure that IT program and data changes affecting financial applications and underlying accounting records were identified, tested, authorized and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and that adequately restricted user and privileged access to financial applications, programs and data to appropriate Company personnel; and (iii) testing and approval controls for program development to ensure that new software development was aligned with business and IT requirements.

The Company provided PwC with a copy of the foregoing disclosures and requested that PwC furnish a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements made herein. A copy of PwC’s letter dated April 6, 2023, is filed as Exhibit 16.1 to our Current Report on Form 8-K, filed April 6, 2023.

During the fiscal years ended December 31, 2022 and 2021 and the subsequent interim period through April 3, 2023, neither the Company nor anyone on its behalf has consulted with BDO regarding: (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company that BDO concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; (ii) any matter that was the subject of a disagreement within the meaning of Item 304(a)(1)(iv) of Regulation S-K and the related instructions; or (iii) any reportable event within the meaning of Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chairman of the Board of Directors (functioning as our principal executive officer) and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on that evaluation, our Chairman of the Board of Directors and our principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2023.

In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 based upon criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that our internal control over financial reporting was effective as of December 31, 2023.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company, as an emerging growth company, to provide only management’s report in this Annual Report.

Changes in internal control over financial reporting

In November 2023, we announced that our then President and Chief Executive Officer and our then Chief Financial Officer, would step down from their positions and depart the Company. Certain functions, including the responsibility for establishing, maintaining and evaluating the effectiveness of our internal control over financial reporting, previously performed by of our former President and Chief Executive Officer and our former Chief Financial Officer were assumed by Mr. Shaker Sadasivam, our Chairman of the Board of Directors, and by Ms. Cathy Behnen, our current Chief Financial Officer, during the fourth quarter of 2023. Apart from this change, which did not have a material effect, nor is it expected to have a material effect in the future, on our internal control over financial reporting, there were no other changes during the quarter ended December 31, 2023 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

We have adopted an Insider Trading Policy that applies to all directors, officers and employees, a copy of which has been filed as Exhibit 19.1 to this Annual Report.

During the three months ended December 31, 2023, the following executive officers and directors adopted plans intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Securities Exchange Act of 1934 ("10b5-1 Plan") as follows:

Name and title	Date trading plan adopted	Duration of trading plan	Aggregate number of securities to be sold
Adoption of trading plans to sell securities:
Patrick Cook Chief Commercial Officer	12/11/2023	3/18/2024 to 12/31/2024	Sale of sufficient shares to cover taxes, commissions and fees relating to vesting of 114,908 restricted stock units
David Springer Director	11/29/2023	3/4/2024 to 8/30/2024	1,400,000
Tamara Mullings Director	12/11/2023	3/5/2024 to 12/31/2024	73,654

During the three months ended December 31, 2023, no executive officers or directors terminated or amended existing 10b5-1 Plans and no executive officers or directors adopted or terminated a "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We have adopted a Code of Business Conduct and Ethics and an Insider Trading Policy applicable to all of our directors, officers and employees, copies of which have been filed as Exhibit 14.1 and Exhibit 19.1, respectively, to this Annual Report. In addition, both our Code of Business Conduct and Ethics and our Insider Trading Policy are available on our website at www.ftcsolar.com and paper copies may also be obtained at no cost upon request to our General Counsel at 9020 North Capital of Texas Hwy., Building 1, Suite 260, Austin, TX 78759 or by calling (737) 787-7906.

Other information required by Item 10 will be set forth in the 2024 Proxy Statement for the Annual Meeting of Stockholders and is incorporated herein by reference. Except as otherwise specifically incorporated by reference, our 2024 Proxy Statement is not deemed filed as part of this Annual Report.

Item 11. Executive Compensation.

Information required by Item 11 will be set forth in the 2024 Proxy Statement for the Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by Item 12 will be set forth in the 2024 Proxy Statement for the Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by Item 13 will be set forth in the 2024 Proxy Statement for the Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Information required by Item 14 will be set forth in the 2024 Proxy Statement for the Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

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
3.1

Amended and Restated Certificate of Incorporation of FTC Solar, Inc. (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2021 and incorporated herein by reference)

3.2

Amended and Restated Bylaws of FTC Solar, Inc. (filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2021 and incorporated herein by reference)

3.3

Certificate of Correction of Amended and Restated Certificate of Incorporation (filed as Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 8, 2021 and incorporated herein by reference)

4.1

Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities Exchange Commission on April 19, 2021 and incorporated herein by reference)

4.2

Description of Registrant’s Securities (filed as Exhibit 4.2 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2022 and incorporated herein by reference)

10.1

Registration Rights Agreement, dated April 29, 2021, by and among FTC Solar, Inc. and certain holders of its capital stock (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2021 and incorporated herein by reference)

10.2

Amendment No. 1 to Registration Rights Agreement, dated February 17, 2022, by and among FTC Solar, Inc. and certain holders of its capital stock (filed as Exhibit 10.2 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2022 and incorporated herein by reference)

10.3

Senior Secured Revolving Credit Facility, by and among FTC Solar, Inc., as borrower, the several financial institutions from time to time parties thereto, and Barclays Bank PLC, as an issuing lender, the swingline lender and as administrative agent (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2021 and incorporated herein by reference)

10.4

Amendment No. 1 to Senior Secured Revolving Credit Facility, by and among FTC Solar, Inc., as borrower, HSBC Bank USA, N.A. and Barclays Bank PLC, as an issuing lender and as administrative agent (filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 16, 2022 and incorporated herein by reference)

10.5

Amendment No. 2 to Senior Secured Revolving Credit Facility, by and among FTC Solar, Inc., as borrower, Barclays Bank PLC, as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2022 and incorporated herein by reference)

10.6

Amendment No. 3 to the Senior Secured Revolving Facility, by and among FTC Solar, Inc., as borrower, and Barclays Bank PLC, as administrative agent, dated as of June 7, 2023 (filed as Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2023 and incorporated herein by reference)

10.7	**

FTC Solar, Inc. 2021 Stock Incentive Plan and form of agreement (filed as Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q with the Securities and Exchange Commission on August 11, 2021 and incorporated herein by reference)

10.8	**

FTC Solar, Inc. 2021 Employee Stock Purchase Plan (filed as Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q with the Securities and Exchange Commission on August 11, 2021 and incorporated herein by reference)

10.9		Form of Indemnification Agreement (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 19, 2021)
10.10	**

Employment Agreement by and between FTC Solar, Inc. and Patrick M. Cook (filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2021 and incorporated herein by reference).

10.11	**

Amendment, dated July 1, 2022, to Employment Agreement, dated as of April 26, 2021, between FTC Solar, Inc. and Patrick Cook (filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q with the Securities and Exchange Commission on August 9, 2023 and incorporated herein by reference)

10.12	**

Amendment, dated August 17, 2022, to Employment Agreement, dated as of April 26, 2021, between FTC Solar, Inc. and Patrick Cook (filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q with the Securities and Exchange Commission on August 9, 2023 and incorporated herein by reference)

10.13	**

Amendment, dated May 11, 2023, to Employment Agreement, dated as of April 26, 2021, between FTC Solar, Inc. and Patrick Cook (filed as Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q with the Securities and Exchange Commission on August 9, 2023 and incorporated herein by reference)

10.14	**	Employment Agreement by and between FTC Solar, Inc. and Sasan Aminpour
10.15	**

Employment Agreement by and between FTC Solar, Inc. and Sean Hunkler (filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2021 and incorporated herein by reference)

10.16	**

Amendment, dated March 1, 2023, to the September 2021 Employment Agreement between FTC Solar, Inc. and Sean Hunkler (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2023 and incorporated herein by reference)

10.17	**

Amendment 2, dated April 3, 2023, to the September 2021 Employment Agreement between FTC Solar, Inc, and Sean Hunkler (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2023 and incorporated herein by reference)

Exhibit Number		Description
10.18	**

Employment Agreement by and between FTC Solar, Inc. and Robert Phelps Morris (filed as Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 16, 2022 and incorporated herein by reference)

10.19	**

Amendment to Employment Agreement, dated as of March 31, 2022, between FTC Solar, Inc. and Phelps Morris (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2022 and incorporated herein by reference)

10.20	**

Amendment, dated May 11, 2023, to Employment Agreement, dated as of March 31, 2022, between FTC Solar, Inc. and Phelps Morris (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2023 and incorporated herein by reference)

14.1	*	Code of Business Conduct and Ethics
19.1	*	Insider Trading Policy
21.1	*	List of Subsidiaries of FTC Solar, Inc.
23.1	*	Consent of BDO USA, P.C.
23.2	*	Consent of PricewaterhouseCoopers LLP
24.1	*	Power of Attorney (included in signature page)
31.1	*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	*	FTC Solar, Inc. Clawback Policy
101.INS		Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema Document
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104		Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FTC Solar, Inc.

Date: March 15, 2024	By:	/s/ Cathy Behnen
Cathy Behnen
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Shaker Sadasivam and Cathy Behnen, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that each said attorney-in-fact and agent, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Shaker Sadasivam	Chairman of the Board and Director (Principal Executive Officer)	March 15, 2024
Shaker Sadasivam

/s/ Cathy Behnen	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 15, 2024
Cathy Behnen

/s/ Ahmad Chatila	Director	March 15, 2024
Ahmad Chatila

/s/ Isidoro Quiroga Cortes	Director	March 15, 2024
Isidoro Quiroga Cortes

/s/ Lisan Hung	Director	March 15, 2024
Lisan Hung

/s/ Tamara Mullings	Director	March 15, 2024
Tamara Mullings

/s/ William Aldeen Priddy, Jr.	Director	March 15, 2024
William Aldeen Priddy, Jr.

/s/ David Springer	Director	March 15, 2024
David Springer