Form 10-Q
period 2024-03-31
FTC Solar, Inc.
filed 2024-05-10
CIK 1828161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer,’’ ‘‘smaller reporting company,’’ and ‘‘emerging growth company’’ in Rule 12b-2 of the Exchange Act.

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

As of April 26, 2024, 125,979,165 shares of the registrant's common stock were outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q ("Quarterly Report") contains forward-looking statements. All statements other than statements of historical or current facts contained in this Quarterly Report may be forward-looking statements. Statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, liquidity, growth and profitability strategies and factors and trends affecting our business are forward-looking statements. Forward-looking statements can be identified in some cases by the use of words such as “believe,” “can,” “could,” “potential,” “plan,” “predict,” “goals,” “seek,” “should,” “may,” “may have,” “would,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” the negative of these words, other similar expressions or by discussions of strategy, plans or intentions.

The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We believe that these factors include, but are not limited to, the factors set forth under Part II, Item 1A. "Risk Factors" of this Quarterly Report, and more comprehensively in Part I, Item 1A "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2023. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

You should read this Quarterly Report with the understanding that our actual future results may be materially different from what we expect. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.

These forward-looking statements speak only as of the date of this Quarterly Report. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained in this Quarterly Report, whether as a result of any new information, future events or otherwise.

ITEM 1. FINANCIAL STATEMENTS

FTC Solar, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except shares and per share data)	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$14,041	$25,235
Restricted cash	1,896	—
Accounts receivable, net	66,379	65,279
Inventories	3,844	3,905
Prepaid and other current assets	14,069	14,089
Total current assets	100,229	108,508
Operating lease right-of-use assets	1,637	1,819
Property and equipment, net	1,994	1,823
Intangible assets, net	399	542
Goodwill	7,213	7,353
Equity method investment	1,010	240
Other assets	2,548	2,785
Total assets	$115,030	$123,070
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$12,059	$7,979
Accrued expenses	29,690	34,848
Income taxes payable	27	88
Deferred revenue	4,897	3,612
Other current liabilities	7,859	8,138
Total current liabilities	54,532	54,665
Operating lease liability, net of current portion	934	1,124
Other non-current liabilities	4,406	4,810
Total liabilities	59,872	60,599
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock par value of $0.0001 per share, 10,000,000 shares authorized; none issued as of March 31, 2024 and December 31, 2023	—	—
Common stock par value of $0.0001 per share, 850,000,000 shares authorized; 125,952,253 and 125,445,325 shares issued and outstanding as of March 31, 2024 and December 31, 2023	13	13
Treasury stock, at cost; 10,762,566 shares as of March 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	363,525	361,886
Accumulated other comprehensive loss	(474)	(293)
Accumulated deficit	(307,906)	(299,135)
Total stockholders’ equity	55,158	62,471
Total liabilities and stockholders’ equity	$115,030	$123,070

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three months ended March 31,
(in thousands, except shares and per share data)	2024	2023
Revenue:
Product	$10,905	$32,579
Service	1,682	8,315
Total revenue	12,587	40,894
Cost of revenue:
Product	12,367	31,767
Service	2,328	7,092
Total cost of revenue	14,695	38,859
Gross profit (loss)	(2,108)	2,035
Operating expenses
Research and development	1,439	1,922
Selling and marketing	2,388	1,711
General and administrative	6,567	10,799
Total operating expenses	10,394	14,432
Loss from operations	(12,502)	(12,397)
Interest expense, net	(136)	(58)
Gain from disposal of investment in unconsolidated subsidiary	4,085	898
Other income (expense), net	36	(74)
Loss from unconsolidated subsidiary	(265)	—
Loss before income taxes	(8,782)	(11,631)
(Provision for) benefit from income taxes	11	(131)
Net loss	(8,771)	(11,762)
Other comprehensive loss:
Foreign currency translation adjustments	(181)	(5)
Comprehensive loss	$(8,952)	$(11,767)
Net loss per share:
Basic and diluted	$(0.07)	$(0.11)
Weighted-average common shares outstanding:
Basic and diluted	125,569,375	106,791,198

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

Three months ended March 31, 2024:

	Preferred stock		Common stock		Treasury stock
(in thousands, except shares)	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-In capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity (deficit)
Balance as of December 31, 2023	—	$—	125,445,325	$13	10,762,566	$—	$361,886	$(293)	$(299,135)	$62,471
Shares issued during the period for vested restricted stock awards	—	—	506,928	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,639	—	—	1,639
Net loss	—	—	—	—	—	—	—	—	(8,771)	(8,771)
Other comprehensive loss	—	—	—	—	—	—	—	(181)	—	(181)
Balance as of March 31, 2024	—	$—	125,952,253	$13	10,762,566	$—	$363,525	$(474)	$(307,906)	$55,158

Three months ended March 31, 2023:

	Preferred stock		Common stock		Treasury stock
(in thousands, except shares)	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-In capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity (deficit)
Balance as of December 31, 2022	—	$—	105,032,588	$11	10,762,566	$—	$315,345	$(61)	$(248,845)	$66,450
Shares issued during the period for vested restricted stock awards	—	—	1,498,987	—	—	—	2,775	—	—	2,775
Issuance of common stock upon exercise of stock options	—	—	265,125	—	—	—	51	—	—	51
Shares issued for legal settlement	—	—	797,396	—	—	—	2,000	—	—	2,000
Sale of shares	—	—	2,683,000	—	—	—	6,292	—	—	6,292
Stock offering costs	—	—	—	—	—	—	(32)	—	—	(32)
Stock-based compensation	—	—	—	—	—	—	2,472	—	—	2,472
Net loss	—	—	—	—	—	—	—	—	(11,762)	(11,762)
Other comprehensive loss	—	—	—	—	—	—	—	(5)	—	(5)
Balance as of March 31, 2023	—	$—	110,277,096	$11	10,762,566	$—	$328,903	$(66)	$(260,607)	$68,241

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended March 31,
(in thousands)	2024	2023
Cash flows from operating activities
Net loss	$(8,771)	$(11,762)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	1,639	4,890
Depreciation and amortization	404	334
Amortization of debt issue costs	177	177
Provision (credit) for obsolete and slow-moving inventory	177	1,261
Loss from unconsolidated subsidiary	265	—
Gain from disposal of investment in unconsolidated subsidiary	(4,085)	(898)
Warranty and remediation provisions	838	1,543
Warranty recoverable from manufacturer	98	(54)
Credit loss provisions	670	—
Deferred income taxes	225	216
Lease expense and other	309	229
Impact on cash from changes in operating assets and liabilities:
Accounts receivable	(1,770)	(11,412)
Inventories	(116)	5,078
Prepaid and other current assets	45	817
Other assets	(226)	(882)
Accounts payable	3,989	7,882
Accruals and other current liabilities	(6,200)	(616)
Deferred revenue	1,285	(2,677)
Other non-current liabilities	(523)	(2,212)
Lease payments and other, net	(287)	(230)
Net cash used in operations	(11,857)	(8,316)
Cash flows from investing activities:
Purchases of property and equipment	(432)	(28)
Equity method investment in Alpha Steel	(1,035)	(900)
Proceeds from disposal of investment in unconsolidated subsidiary	4,085	898
Net cash provided by (used in) investing activities	2,618	(30)
Cash flows from financing activities:
Sale of common stock	—	5,450
Stock offering costs paid	—	(32)
Proceeds from stock option exercises	—	51
Net cash provided by financing activities	—	5,469
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(59)	(15)
Decrease in cash, cash equivalents and restricted cash	(9,298)	(2,892)
Cash and cash equivalents at beginning of period	25,235	44,385
Cash, cash equivalents and restricted cash at end of period	$15,937	$41,493

Supplemental disclosures of cash flow information:
Purchases of property and equipment included in ending accounts payable and accruals	$175	$32
Stock issued for accrued legal settlement	$—	$2,000
Right-of-use asset and lease liability recognition for new leases	$—	$1,417
Cash paid during the period for interest	$140	$129
Cash paid during the period for taxes, net of refunds	$58	$6

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

We are a global provider of solar tracker systems, supported by proprietary software and value-added engineering services. Solar tracker systems move solar panels throughout the day to maintain an optimal orientation relative to the sun, thereby increasing the amount of solar energy produced at a solar installation. Our original two-panel in-portrait solar tracker system is currently marketed under the Voyager brand name (“Voyager”) and our one module-in-portrait ("1P") solar tracker system, which became certified in 2023, is marketed under the Pioneer brand name ("Pioneer"). We also have a mounting solution to support the installation and use of U.S.-manufactured thin-film modules by project owners. Our primary software offerings include SUNPATH which is intended to help customers optimize solar tracking for increased energy production, our SUNOPS real-time operations management platform and our web-based ATLAS portfolio management software. In addition, we have a team of renewable energy professionals available to assist our U.S. and worldwide clients in site layout, structural design, pile testing and other needs across the solar project development and construction cycle. The Company is headquartered in Austin, Texas, and has international subsidiaries in Australia, China, India, South Africa and Spain.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups (JOBS) Act. Under the JOBS Act, we elected to use the allowed extended transition period to delay adopting new or revised accounting standards until such time as those standards apply to private companies.

2. Summary of significant accounting policies

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements include the results of the Company and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments of a normal recurring nature have been made that are considered necessary for a fair statement of our financial position as of March 31, 2024, and December 31, 2023, our results of operations for the three months ended March 31, 2024 and 2023, and our cash flows for the three months ended March 31, 2024 and 2023. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the Company’s audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. Intercompany balances and transactions have been eliminated in consolidation.

Certain information and disclosures normally included in the notes to annual financial statements prepared in accordance with U.S. GAAP have been omitted from these interim financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (our "2023 Annual Report").

We currently operate in one business segment, the manufacturing and servicing of solar tracker systems.

Liquidity

We have incurred cumulative losses since inception and have a history of cash outflows from operations. As of March 31, 2024, we had $14.0 million of cash on hand, $45.7 million of working capital and approximately $64.9 million of remaining capacity available for future sales of our common stock under our ATM program as defined and described further in Note 4 below. There can be no assurance that we will be able to sell any additional shares of our common stock under the ATM program and no assurance regarding the price at which we will be able to sell such shares, and any sales of our common stock under the ATM program may be at prices that result in additional dilution to our existing stockholders. On December 22, 2023, we received notification from The Nasdaq Stock Market LLC (“Nasdaq”) that we were not in compliance with the requirement to maintain a minimum closing bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5450(a)(1), because the closing bid price of the Company’s common stock was below $1.00 per share for 30 consecutive business days. The notification does not impact the listing of our common stock on the Nasdaq Global Market at this time.

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

As of March 31, 2024, we were not in compliance with the minimum liquidity covenant in our existing Senior Secured Revolving Credit Facility (the "Credit Facility") which prevented us from borrowing under the Credit Facility prior to its termination on April 30, 2024.

Also, as of March 31, 2024, we had a material contractual obligation that could require us to make additional capital contributions of up to $1.6 million to Alpha Steel, as described further in Note 3, "Equity method investment".

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

We have taken steps to expand and diversify our manufacturing partnerships and have adjusted our modes of transportation to mitigate the impact of headwinds that might arise in the global supply chain and logistics markets. As an example, we modified our ocean freight from previously using charter shipments to now using containerized shipments as costs in the container market began to decrease starting in 2022. We continue to monitor the logistics markets and will continue to evaluate our use of various modes of transportation when warranted to optimize our transportation costs. Additionally, from February 2022 to September 2023, we utilized a related-party consulting firm to support us in making improvements to our processes and performance in various areas, including design, sourcing, logistics, pricing, software and our distributed generation business. For further information regarding this consulting firm, see Note 16, "Related party transactions" below.

Similar to previous periods, we continue to evaluate our opportunities in 2024 to address existing market challenges, our cost structure and our historical use of cash. Further, in 2023, we introduced a new mounting solution to support the installation and use of U.S.-manufactured thin-film modules, Pioneer, our 1P solar tracker solution became certified, and we introduced SUNOPS, a cloud-based, tracker agnostic solar asset monitoring solution allowing asset owners and managers to evaluate the operation and performance of their solar deployments. Additionally, we have seen improvements in the logistics markets and easing of supply chain constraints since 2022. These factors contributed to us having positive gross profit during each quarter in 2023, a first since our IPO in April 2021.

In accordance with Accounting Standards Codification ("ASC") 205-40, Going Concern, we have evaluated whether there are conditions and events, considered in the aggregate, which raise substantial doubt about our ability to continue as a going concern within one year after the date our condensed consolidated financial statements are issued.

Management believes that our existing cash on hand, including cash received in April 2024 as a result of our agreement with a major customer as discussed further in Note 18, "Subsequent events" below, as well as the continuing impact of certain of the actions described above and our expectations of (i) improved market conditions, (ii) the expected timing of customer project activity, including activity related to certain large project awards received in 2023, and (iii) positive results in recent periods from our efforts to increase our direct product margins, will allow us to grow profitably and generate positive cash flow from operations during the next twelve months in amounts that will be sufficient, along with our other available resources such as our existing working capital and, if conditions become more conducive, the remaining capacity available for future sales of our common stock under our ATM program, to fund our operations for at least one year from the date of issuance of the condensed consolidated financial statements.

While there are already many underlying drivers of growth in the solar industry, the expected positive impact on demand for our products, or the timing of construction activity by existing customers and solar project developers, could take longer than expected to occur. In addition, domestic and international market conditions could deteriorate significantly from what we currently expect, and regulatory and international trade policies could become more stringent as a result of (i) findings from an ongoing investigation by the U.S. Department of Commerce (the Solar Circumvention Investigation") in response to a petition by Auxin Solar, Inc. of claims related to alleged circumvention of U.S. antidumping and countervailing duties ("AD/CVD") by solar manufacturers in certain Southeast Asian countries, (ii) enforcement of the Uyghur Forced Labor Prevention Act ("UFLPA") passed by the U.S. Congress and signed into law by President Biden on December 23, 2021, by U.S. Customs and Border Protection ("CBP'), and (iii) other factors, which may result in a need for us to issue additional debt or obtain new equity financing to adequately fund our existing operations beyond the next twelve months. We continue to actively explore options to obtain additional sources of capital through the issuance of new debt, asset financing or other potential measures for our longer-term needs. However, we may be unable to obtain any desired additional financing on terms favorable to us, or at all, depending on market and other conditions, which could result in curtailment of our current operations and our ability to further invest in our products and new technology. The ability to raise additional financing depends on numerous factors, some of which that are outside of our control, including macroeconomic factors such as the impact of inflation, the level of interest rates, supply chain or other effects from the ongoing conflicts in the Ukraine and the Middle East, general market conditions, the health of financial institutions (including recent bankruptcies and financial difficulties involving certain regional banks and related impacts that have occurred and continue to occur in the banking industry), investors' and lenders' assessments of our prospects and the prospects of the solar industry in general and the ability of our common stock to continue to trade in active markets.

Use of estimates

Preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported revenue and expenses during the period. Estimates are used for calculating the measure of progress of our solar tracker projects and deriving the standalone selling prices of the individual performance obligations when determining amounts to recognize for revenue, estimating allowances for credit losses and slow-moving and obsolete inventory, determining useful lives of long-lived assets and the estimated fair value of those assets for impairment assessments, and estimating the fair value of investments, stock compensation awards, warranty liabilities and federal and state taxes, including tax valuation allowances, as well as other contingencies. We base our estimates on historical experience and anticipated results, trends, and various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. Actual results could differ from those estimates due to risks and uncertainties.

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

The Company’s accounts receivables are derived from revenue earned from customers primarily located in the U.S. and Australia. No countries other than the U.S. and Australia accounted for 10% or more of our revenue. Most of our customers are project developers, solar asset owners and engineering, procurement and construction (“EPC”) contractors that design and build solar energy projects. We typically rely on a small number of customers that account for a large portion of our revenue each period and our outstanding receivables at each period end.

Cash and cash equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Certain of our cash equivalents include deposits in money market funds that invest primarily in short-term securities issued or guaranteed by the U.S. government or its agencies or instrumentalities and contain no restrictions on immediate redemption. These deposits totaled $9.3 million at March 31, 2024 and $13.9 million at December 31, 2023. Interest earned on cash equivalents is included in interest income, which is reported net of interest expense in our condensed consolidated statements of comprehensive loss.

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

The allowance for credit losses is based on the lifetime expected credit loss of our customer accounts. To assess the lifetime expected credit loss, we utilize a loss rate method that takes into consideration historical experience and certain other factors, as appropriate, such as credit quality and current economic or other conditions that may affect a customer's ability to pay. Provisions for credit losses are included as a component of our selling and marketing expenses.

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

No impairment of goodwill was recognized as of March 31, 2024 or 2023.

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

Stock-based compensation

We recognize compensation expense for all share-based payment awards made, including stock options and restricted stock units ("RSUs"), based on the estimated fair value of the award on the grant date. We calculate the fair value of stock options using the Black-Scholes option pricing model for awards with service-based vesting or through use of a lattice model or a Monte Carlo simulation for stock option and RSU awards with market conditions. The fair value of RSUs with service or performance-based vesting is based on the estimated fair value of the Company's common stock on the date of grant. We consider the closing price of our stock, as reported on the Nasdaq Global Market, to be the fair value of our stock on the grant date.

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

Contract assets and liabilities: The timing of revenue recognition, billing, and cash collection results in the recognition of accounts receivable, unbilled receivables for revenue recognized in excess of billings, and deferred revenue in the condensed consolidated balance sheets. We have elected to use the practical expedient of expensing incremental costs of obtaining a contract as incurred since the majority of the performance obligations in our contracts are satisfied in less than one year. We may receive advances or deposits from our customers before revenue is recognized, resulting in contract liabilities, which are reflected as “deferred revenue” in our condensed consolidated balance sheets. Customer deposits are short term as the related performance obligations are typically fulfilled within 12 months. Changes in deferred revenue relate to fluctuations in the timing of customer deposits and completion of performance obligations. Revenue recognized during the three months ended March 31, 2024 and 2023, from amounts included in deferred revenue at December 31, 2023 and December 31, 2022, totaled $2.4 million and $7.6 million, respectively.

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

Recent accounting and regulatory pronouncements not yet adopted

In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which will become effective for us for our year end 2024 financial reporting and our interim reporting beginning January 1, 2025. ASU 2023-07 requires public companies to disclose significant segment expenses and other segment items on an annual and interim basis and will require interim disclosures about a reportable segment's profit or loss and assets that are currently required annually. As noted above, we operate in one segment. We are currently evaluating the impact of ASU 2023-07 on our existing disclosures. ASU 2023-07 will be applied retrospectively to all periods when presented in our consolidated financial statements for the year ending December 31, 2024.

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

In March 2024, the U.S. Securities and Exchange Commission ("SEC") adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. This rule would require registrants to disclose certain climate-related information in registration statements and annual reports. In April 2024, the SEC issued a stay of the final rules pending a judicial review of the validity of the rules by the Eighth Circuit Court of Appeals. We are currently evaluating the final rule to determine its impact on our disclosures.

Other standards or regulatory requirements that have been issued but not yet adopted as of March 31, 2024, are either not applicable to us or are not expected to have any material impact upon adoption.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. There was no impact on our financial condition or results of operations as a result of the reclassification.

3. Equity method investment

On February 9, 2023, we entered into a limited liability company agreement (the "LLC Agreement") with Taihua New Energy (Thailand) Co., LTD ("Taihua"), a leading steel fabricator and an existing vendor, and DAYV LLC, for the creation of Alpha Steel LLC ("Alpha Steel"), a Delaware limited liability company dedicated to producing steel components, including torque tubes, for utility-scale solar projects. The Alpha Steel facility, which is located outside of Houston in Sealy, Texas, began commercial production late in the fourth quarter of 2023.

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

During 2023, we made a required initial capital contribution of $0.9 million to Alpha Steel. For the three months ended March 31, 2024, we also made a required additional capital contribution of $1.0 million. Pursuant to the LLC Agreement, we could be required to make up to $1.6 million in future additional capital contributions as Alpha Steel continues to expand production. For the three months ended March 31, 2024, we recognized a loss of $0.3 million which represents our share of the net operating losses incurred by Alpha Steel during the period.

In connection with the creation of Alpha Steel, we also entered into a three-year equipment supply agreement (the "Supply Agreement") with Alpha Steel, the terms of which will apply to our equipment purchase orders. Pursuant to the Supply Agreement, we have committed to placing a minimum level of purchase orders for torque tubes with Alpha Steel during the year ended December 31, 2024, with such volume commitments increasing in each of the next two annual periods. In the event we fail to meet our minimum required purchase commitments in any annual period, we may be required to make a cash payment for the net profit attributable to any unfilled requirements, calculated as specified in the agreement, in an amount not to exceed $4.0 million in the aggregate. As of March 31, 2024, we had met approximately 6% of our 2024 annual purchase commitments. The Supply Agreement may be terminated early in accordance with its provisions or may be extended beyond the initial term if mutually agreed to by the parties.

At March 31, 2024, in addition to our requirement to meet the remaining minimum purchase obligations for the remainder of the year, as described above, we were contingently liable for unpaid vendor obligations, including issued but unsatisfied purchase orders, of Alpha Steel totaling approximately $5.2 million. We expect Alpha Steel will be able to satisfy these obligations with financial resources available to them in the normal course of operations.

4. ATM program

On September 14, 2022, we filed a prospectus supplement and entered into an equity distribution agreement (as amended from time to time, the "EDA") under which we may from time to time, in one or more transactions, offer and sell newly issued shares of our common stock having an aggregate offering price of up to $100 million in "at the money" offerings (the "ATM program"). We have and may continue to use the net proceeds from this offering for general corporate purposes, including working capital and operating expenses. We may also use a portion of such proceeds to acquire or invest in businesses, products, services or technologies.

Barclays Capital Inc. ("Barclays") is our sales agent under the EDA. The offering of our common stock under the EDA will terminate upon the earlier of (1) the sale of all common stock subject to the EDA or (2) the termination of the EDA by us or by Barclays as permitted therein. The EDA contains customary representations, covenants and indemnification provisions.

We sold no shares of newly issued common stock under the ATM program during the three months ended March 31, 2024, however, during the three months ended March 31, 2023, we sold 2,683,000 shares of newly issued common stock valued at $6.5 million for proceeds, net of commissions and fees, of approximately $6.3 million, including $0.8 million for shares sold but not yet settled as of March 31, 2023. As of March 31, 2024, approximately $64.9 million of capacity remained for future sales of our common stock under the ATM program.

5. Accounts receivable, net

Accounts receivable consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Trade receivables	$49,474	$46,152
Related party receivables	1,672	868
Revenue recognized in excess of billings	24,456	26,813
Other receivables	4	3
Total	75,606	73,836
Allowance for credit losses	(9,227)	(8,557)
Accounts receivable, net	$66,379	$65,279

Information relating to related party receivables at March 31, 2024, may be found below in Note 16, "Related party transactions".

Included in total receivables above are amounts billed under retainage provisions totaling $0.6 million and $0.9 million as of March 31, 2024 and December 31, 2023, respectively, which are due within the next twelve months.

Activity in the allowance for credit losses during the three months ended March 31, 2024 and 2023 was as follows:

	Three months ended March 31,
(in thousands)	2024	2023
Balance at beginning of period	$8,557	$1,184
Impact of adoption of ASU 2016-13, effective January 1, 2023	N/A	—
Additions charged to earnings during the period	670	—
Balance at end of period	$9,227	$1,184

6. Inventories, net

Inventories consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Finished goods	$4,362	$4,246
Allowance for slow-moving and obsolete inventory	(518)	(341)
Total	$3,844	$3,905

7. Prepaid and other current assets

Prepaid and other current assets consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Vendor deposits	$5,894	$5,667
Vendor deposits with related party	1,504	520
Prepaid expenses	710	1,251
Prepaid taxes	471	447
Deferred cost of revenue	611	666
Surety collateral	55	—
Other current assets	4,824	5,538
Total	$14,069	$14,089

At March 31, 2024, other current assets included $2.5 million of (i) a short-term, interest-bearing loan to a customer, as well as (ii) a non-interest-bearing customer advance, both of which are for pre-project construction financing activities. These amounts are secured by customer assets and, additionally in one case by a financial guarantee.

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

Our expense for our operating leases consisted of the following:

	Three months ended March 31,
(in thousands)	2024	2023
Operating lease cost	$309	$229
Short-term lease cost	93	92
Total lease cost	$402	$321

Reported in:
Cost of revenue	$236	$215
Research and development	14	15
Selling and marketing	48	15
General and administrative	104	76
Total lease cost	$402	$321

Future remaining operating lease payment obligations were as follows:

(in thousands)	March 31, 2024
Remainder of 2024	$607
2025	755
2026	219
2027	192
2028	16
Total lease payments	1,789
Less: imputed interest	(113)
Present value of operating lease liabilities	$1,676

Current portion of operating lease liability	$742
Operating lease liability, net of current portion	934
Present value of operating lease liabilities	$1,676

9. Property and equipment, net

Property and equipment consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Leasehold improvements	$162	$157
Field equipment	1,062	1,062
Information technology equipment	508	466
Tooling	1,381	1,014
Capitalized software	761	734
Total	3,874	3,433
Accumulated depreciation	(1,880)	(1,610)
Property and equipment, net	$1,994	$1,823

Depreciation expense recognized for the three months ended March 31, 2024 and 2023, totaled $0.3 million and $0.2 million, respectively.

10. Intangible assets, net and goodwill

Intangible assets consisted of the following:

(in thousands)	Estimated Useful Lives (Years)	March 31, 2024	December 31, 2023
Developed technology	2.5 – 3.0	$2,529	$2,555
Total		2,529	2,555
Accumulated amortization		(2,130)	(2,013)
Intangible assets, net		$399	$542

Amortization expense recognized for the three months ended March 31, 2024 and 2023, totaled $0.1 million and $0.1 million, respectively.

During the three months ended March 31, 2024 and 2023, activity in our goodwill balance was as follows:

	Three months ended March 31,
(in thousands)	2024	2023
Balance at beginning of period	$7,353	$7,538
Translation	(140)	(185)
Balance at end of period	$7,213	$7,353

11. Debt

On April 30, 2021, we entered into our Credit Facility with various lenders, including Barclays Bank PLC, as issuing lender, the swingline lender and as administrative agent providing aggregate commitments of up to $100.0 million. We had not made any draws on our Credit Facility as of March 31, 2024. However, as of March 31, 2024, we had $1.9 million in letters of credit outstanding that reduced our unused borrowing capacity to approximately $98.1 million. At March 31, 2024, we have deposited $1.9 million in an escrow account with Barclays related to our outstanding letters of credit, which is reflected as restricted cash in our condensed consolidated balance sheets.

Under the Credit Facility, we were required to maintain a liquidity level (defined as unrestricted cash and cash equivalents plus the available borrowing capacity under the Credit Facility) of no less than $125.0 million at each quarter end in order to utilize the Credit Facility. As of March 31, 2024, we were under the required minimum liquidity level thus not allowing us to continue to access our Credit Facility up to the available borrowing capacity. The Credit Facility provided for payment of commitment fees of 0.50% per annum on our unused borrowing capacity and outstanding letter of credit fees of 3.25% per annum during its term. During the three months ended March 31, 2024 and 2023, we incurred interest expense of $0.3 million in each period, for commitment and letter of credit fees, as well as amortization of costs relating to the establishment of the Credit Facility.

Our Credit Facility expired unused on April 30, 2024.

12. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	March 31, 2024	December 31, 2023
Accrued cost of revenue	$22,423	$26,773
Related party accrued cost of revenue	1,370	1,451
Accrued compensation	3,650	3,858
Other accrued expenses	2,247	2,766
Total accrued expenses	$29,690	$34,848

Warranty reserves	$6,992	$7,279
Current portion of operating lease liability	742	740
Non-federal tax obligations	125	119
Total other current liabilities	$7,859	$8,138

Information relating to our related party accrued cost of revenue at March 31, 2024 and December 31, 2023 may be found below in Note 16, "Related party transactions".

Other accrued expenses primarily include amounts due for (i) legal costs associated with outstanding corporate or legal matters and (ii) other professional services.

Activity by period in the Company's warranty accruals was as follows:

	Three months ended March 31,
(in thousands)	2024	2023
Balance at beginning of period	$11,002	$12,426
Warranties issued and remediation added during the period	838	1,543
Settlements made during the period	(849)	(1,103)
Changes in liability for pre-existing warranties	(519)	(309)
Balance at end of period	$10,472	$12,557

Warranty accruals are reported in:
Other current liabilities	$6,992	$8,085
Other non-current liabilities	3,480	4,472
Balance at end of period	$10,472	$12,557

13. Income taxes

For the three months ended March 31, 2024 and 2023, we recorded an income tax benefit of $0.01 million and an income tax expense of $0.13 million respectively. These amounts for each period were lower than the statutory rate of 21%, primarily due to a valuation allowance established against the U.S. deferred tax assets.

We have had no material change in our unrecognized tax benefits since December 31, 2023. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of March 31, 2024 and December 31, 2023, we had no accrued interest or penalties related to unrecognized tax benefits.

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

CBP has legally finalized both Revised CBP Assessments. We filed a formal protest for the 625 Assessment in September of 2023 and for the Revised 939 Assessment in March of 2024. Based on the above, and under the relevant accounting guidance related to loss contingencies, we have made no accrual for the amounts claimed by CBP as of March 31, 2024, as we do not consider these amounts to be a probable obligation, as such term is defined and interpreted under the relevant accounting guidance, for us at this time. However, because matters of this nature are subject to inherent uncertainties, and unfavorable rulings or developments, including future assessments of additional duties or tariffs owed in respect of other shipments or other materials beyond what is presently included in the Revised CBP Assessments, could occur despite our belief that the tariffs and duties asserted are incorrect, there can be no certainty that the Company may not ultimately incur charges that are not currently recorded as liabilities. Since the outcome of these matters cannot be predicted with certainty, the costs associated with them could have a material adverse effect on our consolidated results of operations, financial position, or liquidity.

15. Stock-based compensation

Stock compensation expense for each period was as follows:

	Three months ended March 31,
(in thousands)	2024	2023
Cost of revenue	$216	$816
Research and development	81	249
Selling and marketing	44	384
General and administrative	1,298	3,441
Total stock compensation expense	$1,639	$4,890

16. Related party transactions

Transaction with Ayna.AI LLC

In February 2022, we engaged Ayna.AI LLC (as successor in interest to Fernweh Engaged Operator Company LLC) (“Ayna”) to support us with improvements to our processes and performance in various areas including design, sourcing, logistics, pricing, software and standard configuration. The foregoing engagement constituted a related party transaction as South Lake One LLC, an entity affiliated with Isidoro Quiroga Cortés, a member of our board of directors, and a holder of more than 5% of our outstanding capital stock, is an investor in Ayna. In addition, Discrimen LLC is an investor in Ayna, and Isidoro Quiroga Cortés is affiliated with that entity. Isidoro Quiroga Cortés is also on the board of directors of Ayna. On September 13, 2023, we executed a termination of the master services agreement and statement of work (collectively, the "Service Agreement") with Ayna and Fernweh Group LLC, the parent company of Fernweh Engaged Operator Company LLC.

For the three months ended March 31, 2023, we incurred $2.3 million of general and administrative expense, including expense relating to stock-based compensation awards, and made cash payments of $0.8 million associated with our engagement of Ayna.

Related party receivables and payables

We have related party receivables at March 31, 2024 and December 31, 2023, totaling $1.7 million and $0.9 million, respectively, for future material costs discounts contractually owed to us by Alpha Steel in connection with the expected receipt of manufacturing incentives available to Alpha Steel under the Inflation Reduction Act as costs are incurred by Alpha Steel to purchase raw materials and manufacture torque tubes and other products that will be used to fulfill purchase orders we issue to Alpha Steel.

We also have related party liabilities to Alpha Steel at March 31, 2024 and December 31, 2023, totaling $1.4 million and $1.5 million, respectively, for the accrued cost of revenue recognized on certain of our customer projects associated with the cost of products that are being manufactured for us by Alpha Steel.

During the three months ended March 31, 2024, we made vendor deposits of $1.6 million to Alpha Steel and received invoices from Alpha Steel totaling $1.6 million. Our balance of vendor deposits with Alpha Steel as of March 31, 2024 and December 31, 2023 is shown in Note 7, "Prepaids and other current assets" above as "Vendor deposits with related party". After payments and application of vendor deposits to invoices received, we owe $0.4 million to Alpha Steel, which is included in our accounts payable balance at March 31, 2024 (none at December 31, 2023) in our condensed consolidated balance sheets.

17. Net loss per share

	Three months ended March 31,
	2024	2023
Net loss (in thousands)	$(8,771)	$(11,762)
Weighted average shares outstanding for calculating basic and diluted loss per share	125,569,375	106,791,198
Basic and diluted loss per share	$(0.07)	$(0.11)

For purposes of computing diluted loss per share, weighted average common shares outstanding do not include potentially dilutive securities that are anti-dilutive, as shown below.

	For the three months ended March 31,
	2024	2023
Anti-dilutive securities excluded from calculating dilutive loss per share:
Shares of common stock issuable under stock option plans outstanding	2,427,526	6,544,725
Shares of common stock issuable upon vesting of RSUs	12,178,375	6,612,849
Potential common shares excluded from diluted net loss per share calculation	14,605,901	13,157,574

18. Subsequent events

On April 3, 2024, we entered into a First Amendment (“the Amendment”) to Master Project Supply Agreements dated October 11, 2021 with a customer and major solar project developer. As of March 31, 2024, our customer owed us approximately $30.8 million for project equipment we had previously completed and made available to the customer pursuant to the Master Project Supply Agreements. The Amendment was executed in consideration of and concurrent with the sale of the uncompleted projects by our customer, including the amended Master Project Supply Agreements, to a new third-party developer (“the Purchaser”), who will assume certain obligations to us under the amended Master Project Supply Agreements.

Pursuant to the Amendment, the only completed project equipment that will be provided to the Purchaser are foundation piles. All remaining equipment completed and made available to our customer under the original Master Project Supply Agreements will be retained by us and returned to our inventory in exchange for forgiveness of the associated outstanding receivable balance owed by our customer, to the extent of the current fair value of the retained equipment, which approximated $13.2 million. During the three months ended March 31, 2024, we recorded an additional estimated credit loss provision of $0.7 million to recognize the difference between the receivable balance owed us and the expected cash to be received from the Purchaser plus the current estimated fair value of the equipment that would be added to our inventory pursuant to this Amendment. At March 31, 2024, we had a total credit loss reserve relating to this customer of approximately $9.0 million.

Upon execution of the Amendment, we received a cash payment of $9.0 million from the Purchaser to acquire the foundation piles and we anticipate receiving certain additional amounts for temporary storage and upon final delivery to the project sites, which is expected to occur no later than the fourth quarter of 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included in Item 1 of this Form 10-Q and along with information included in our 2023 Annual Report. In addition to historical financial information, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in Part I, Item 1A. "Risk Factors" included in our 2023 Annual Report. Additionally, our historical results are not necessarily indicative of the results that may be expected in any future period.

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

We are a global provider of solar tracker systems, supported by proprietary software and value-added engineering services. Solar tracker systems move solar panels throughout the day to maintain an optimal orientation relative to the sun, thereby increasing the amount of solar energy produced at a solar installation. Our original two-panel in-portrait solar tracker system is currently marketed under the Voyager brand name (“Voyager”) and our one module-in-portrait ("1P") solar tracker system, which became certified in 2023, is marketed under the Pioneer brand name ("Pioneer"). We also have a mounting solution to support the installation and use of U.S.-manufactured thin-film modules by project owners. Our primary software offerings include SUNPATH which is intended to help customers optimize solar tracking for increased energy production, our SUNOPS real-time operations management platform and our web-based ATLAS portfolio management software. In addition, we have a team of renewable energy professionals available to assist our U.S. and worldwide clients in site layout, structural design, pile testing and other needs across the solar project development and construction cycle. The Company is headquartered in Austin, Texas, and has international subsidiaries in Australia, China, India, South Africa and Spain.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups (JOBS) Act. Under the JOBS Act, we elected to use the allowed extended transition period to delay adopting new or revised accounting standards until such time as those standards apply to private companies.

Key Factors Affecting Our Performance

Government Regulations. Changes in the U.S. trade environment, including the imposition of import tariffs, AD/CVD investigations and the UFLPA, which became effective in June 2022, can have an impact on the timing of developer projects. The UFLPA resulted in new rules for module importers and reviews by CBP. There is currently uncertainty in the market around achieving full compliance with UFLPA, whether related to sufficient traceability of materials or other factors. Escalating trade tensions, particularly between the United States and China, have led to increased tariffs and trade restrictions, including tariffs applicable to certain raw materials and components for our products. We have taken measures with the intention of mitigating the effect of tariffs and the impact of AD/CVD and UFLPA on our business by reducing our reliance on China and enhancing our U.S.-based supply chain, including through our investment in Alpha Steel, as described further in Note 3, "Equity method investment" in Part I, Item 1 of this Form 10-Q. As an example, we have reduced our reliance on suppliers in China in terms of meeting our supply chain requirements from 90% in 2019 to less than 20% as of the date of this Quarterly Report. As of March 31, 2024, we have qualified suppliers outside of China for certain of our commodities and we continue to work to have second-source capability for all Chinese-manufactured components to help reduce the extent to which our supply chain for U.S.-based projects is subject to existing tariffs and to be able to quickly address potential future regulatory and governmental policy changes. We have entered into partnerships with manufacturers based in the United States, Hong Kong, India, Mexico, Canada, Spain, Brazil, Turkey, Saudi Arabia, Thailand, Vietnam and Korea to diversify our supply chain and optimize costs. On June 6, 2022, President Biden issued an Executive Order allowing U.S. solar deployers to import solar modules and cells from Cambodia, Malaysia, Thailand and Vietnam free from certain duties for 24 months, along with other incentives designed to accelerate U.S. domestic production of clean energy technologies. However, on December 29, 2023, Auxin Solar, Inc. and Concept Clean Energy, Inc. filed suit in the U.S. Court of International Trade challenging the legal basis for the moratorium and implementing regulations. If the suit proves successful, solar module importers could owe retroactive duties on goods that have already cleared customs.

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

Disruptions in Transportation and Supply Chain. Our costs are affected by the costs of certain components and materials, such as steel, motors and micro-chips, as well as transportation costs. Current market conditions and international conflicts that constrain the supply of materials and disrupt the flow of materials from international vendors impact the cost of our products and services, along with overall rates of inflation in the global economy, which have been higher than pre-COVID 19 pandemic historical rates. While certain costs have moderated compared to pre-pandemic rates, domestic fuel prices continue to be elevated. These cost increases and decreases impact our operating margins.

We have taken steps to expand and diversify our manufacturing partnerships and have adjusted our modes of transportation to mitigate the impact of headwinds that might arise in the global supply chain and logistics markets. As an example, we modified our ocean freight from previously using charter shipments to now using containerized shipments as costs in the container market began to decrease starting in 2022. We continue to monitor the logistics markets and will continue to evaluate our use of various modes of transportation when warranted to optimize our transportation costs. Additionally, from February 2022 to September 2023, we utilized a related-party consulting firm to support us in making improvements to our processes and performance in various areas, including design, sourcing, logistics, pricing, software and our distributed generation business. For further information regarding this consulting firm, see Note 16, "Related party transactions" included in our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report with regard to the related-party consulting firm. We also intend to maintain a sharp focus on our design-to-value initiative to continue to improve margins by reducing manufacturing and material costs of our products.

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

Impact of Climate Change. Climate change has primarily impacted our business operations by increasing demand for solar power generation and, as a result, for use of our products. While climate change has not resulted in any material negative impact to our operations to date, we recognize the risk of disruptions to our supply chain due to extreme weather events. This, among other things, has led us to expand the diversity of our supplier base and to partner with more local suppliers to reduce shipping and transportation needs. We are also increasingly partnering with larger scale steel producers rather than smaller suppliers to facilitate scaling of our operations while remaining conscious of the environmental impacts of steel manufacturing as the regulatory landscape around these high-emitting industries evolves. An example of this strategy is our investment in Alpha Steel, a U.S.-based manufacturing partnership with Taihua, a leading steel fabricator.

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

	Three months ended March 31,
	2024		2023
(in thousands, except shares and per share data)	Adjusted EBITDA	Adjusted Net Loss	Adjusted EBITDA	Adjusted Net Loss
Net loss per U.S. GAAP	$(8,771)	$(8,771)	$(11,762)	$(11,762)
Reconciling items -
Provision for (benefit from) income taxes	(11)	—	131	—
Interest expense, net	136	—	58	—
Amortization of debt issue costs in interest expense	—	177	—	177
Depreciation expense	270	—	194	—
Amortization of intangibles	134	134	140	140
Stock-based compensation	1,639	1,639	4,890	4,890
Gain from disposal of investment in unconsolidated subsidiary(a)	(4,085)	(4,085)	(898)	(898)
Non-routine legal fees(b)	33	33	108	108
Severance	—	—	(13)	(13)
Adjusted Non-GAAP amounts	$(10,655)	$(10,873)	$(7,152)	$(7,358)

U.S. GAAP net loss per share:
Diluted	N/A	$(0.07)	N/A	$(0.11)

Adjusted Non-GAAP net loss per share (Adjusted EPS):
Diluted	N/A	$(0.09)	N/A	$(0.07)

Weighted-average common shares outstanding:
Diluted	N/A	125,569,375	N/A	106,791,198

(a)	Our management excludes the gain from collections of contingent contractual amounts arising from the sale in 2021 of our investment in an unconsolidated subsidiary.
(b)	Non-routine legal fees represent legal fees and other costs incurred for specific matters that were not ordinary or routine to the operations of the business.

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

We implemented reductions in our workforce at the end of 2022 and in August 2023, in response to regulatory and other issues that were negatively impacting our solar project activity levels. We also had certain executive departures near the end of 2023. In addition, our operating costs have been impacted by (i) our level of research activities to originate, develop and enhance our products, (ii) our sales and marketing efforts as we expand our development activities in other parts of the world, and (iii) variations in legal and professional fees, compliance costs, insurance, facility costs and other costs associated with strategic changes in response to changing market conditions and other matters.

Results of Operations - Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

	Three months ended March 31,
	2024		2023
(in thousands, except percentages)	Amounts	Percentage of revenue	Amounts	Percentage of revenue
Revenue:
Product	$10,905	86.6%	$32,579	79.7%
Service	1,682	13.4%	8,315	20.3%
Total revenue	12,587	100.0%	40,894	100.0%
Cost of revenue:
Product	12,367	98.3%	31,767	77.7%
Service	2,328	18.5%	7,092	17.3%
Total cost of revenue	14,695	116.7%	38,859	95.0%
Gross profit (loss)	(2,108)	(16.7%)	2,035	5.0%
Operating expenses
Research and development	1,439	11.4%	1,922	4.7%
Selling and marketing	2,388	19.0%	1,711	4.2%
General and administrative	6,567	52.2%	10,799	26.4%
Total operating expenses	10,394	82.6%	14,432	35.3%
Loss from operations	(12,502)	(99.3%)	(12,397)	(30.3%)
Interest expense, net	(136)	(1.1%)	(58)	(0.1%)
Gain from disposal of investment in unconsolidated subsidiary	4,085	32.5%	898	2.2%
Other income (expense), net	36	0.3%	(74)	(0.2%)
Loss from unconsolidated subsidiary	(265)	(2.1%)	—	0.0%
Loss before income taxes	(8,782)	(69.8%)	(11,631)	(28.4%)
(Provision for) benefit from income taxes	11	0.1%	(131)	(0.3%)
Net loss	$(8,771)	(69.7%)	$(11,762)	(28.8%)

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

	Three months ended March 31,
(in thousands)	2024	2023	$ Change	% Change
Product	$10,905	$32,579	$(21,674)	(66.5)%
Service	1,682	8,315	(6,633)	(79.8)%
Total revenue	$12,587	$40,894	$(28,307)	(69.2)%

Product revenue

The decrease in product revenue for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily due to a decrease of 72% in the amount of megawatts produced as activity was adversely impacted by customer project delays and a decline in order levels during the latter part of 2023 as compared to the same period in 2022. However, we also had an increase of 20% in ASP for the three months ended March 31, 2024, as a result of better pricing as compared to the three months ended March 31, 2023, which partially offset some of the impact of the decline in activity.

Service revenue

The decrease in service revenue for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, primarily resulted from (i) a decrease of 75% in the amount of MW delivered as a result of timing of project deliveries, (ii) lower engineering consulting and software revenues, and (iii) a decrease of 20% in ASP as compared to the three months ended March 31, 2023.

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

	Three months ended March 31,
(in thousands)	2024	2023	$ Change	% Change
Product	$12,367	$31,767	$(19,400)	(61.1)%
Service	2,328	7,092	(4,764)	(67.2)%
Total cost of revenue	$14,695	$38,859	$(24,164)	(62.2)%
Gross profit (loss)	$(2,108)	$2,035	$(4,143)	(203.6)%
Gross profit (loss) percentage of revenue	(16.7%)	5.0%

The decrease in cost of revenue for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily driven by (i) a decrease of 72% in MW produced, (ii) a decrease of 75% in shipping and logistics activity and, (iii) by a reduction of 40% in the cost per MW produced as largely a result of lower direct costs due to our design to value efforts and lower (a) remediation costs, (b) obsolete and slow-moving inventory provisions and, (c) stock-based compensation expense during the current period.

Our gross margin percentage of revenue for the three months ended March 31, 2024 was a negative 16.7%, as compared to a positive 5.0% for the three months ended March 31, 2023.

We had negative gross margin for the three months ended March 31, 2024 as production volumes were not sufficient to cover certain relatively fixed overhead costs and our service revenue was not sufficient to fully cover our related shipping, transportation and warehousing costs.

We had positive gross margin for the three months ended March 31, 2023 due to (i) improved product average selling prices in the period, (ii) lower direct and indirect product costs resulting from our design to value efforts and (iii) positive margins on our shipping and logistics services.

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

	Three months ended March 31,
(in thousands)	2024	2023	$ Change	% Change
Research and development	$1,439	$1,922	$(483)	(25.1%)

The decrease in research and development expenses for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily attributable to (i) lower stock-based compensation costs of $0.2 million, largely due to (a) award forfeitures resulting from a reduction in force in August 2023 and (b) the absence of stock award grants during the three months ended March 31, 2024 for incentive compensation, as compared to the issuance of such awards for incentive compensation earned during the three months ended March 31, 2023, (ii) lower spending on lab and other research activities of $0.2 million and, (iii) lower payroll costs of $0.1 million. Research and development expenses as a percentage of revenue were 11.4% for the three months ended March 31, 2024, as compared to 4.7% for the three months ended March 31, 2023. The increase in the percentage research and development costs to revenue for the three months ended March 31, 2024, is largely a function of the lower level of revenue.

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

	Three months ended March 31,
(in thousands)	2024	2023	$ Change	% Change
Selling and marketing	$2,388	$1,711	$677	39.6%

The increase in selling and marketing expenses for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily attributable to higher provisions for credit losses of $0.7 million related mainly to a charge associated with a specific customer account during the three months ended March 31, 2024 . Selling and marketing costs as a percentage of revenue were 19.0% for the three months ended March 31, 2024, compared to 4.2% for the three months ended March 31, 2023.

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

	Three months ended March 31,
(in thousands)	2024	2023	$ Change	% Change
General and administrative	$6,567	$10,799	$(4,232)	(39.2%)

The decrease in general and administrative expenses for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily attributable to $2.1 million of lower stock-based compensation expense related primarily to (i) forfeiture of awards in connection with the September 2023 termination of the Service Agreement with a related party as described further in Note 16, "Related party transactions" in Part I, Item 1 above, (ii) forfeiture of awards in connection with our reduction in force in August 2023 and executive terminations during the fourth quarter of 2023 and (iii) the absence of stock-based incentive compensation awards during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. In addition, the terminations described above contributed to lower payroll expense of $0.9 million during the three months ended March 31, 2024 and we were able to lower our insurance costs by $0.8 million and our legal costs by $0.2 million as compared to the three months ended March 31, 2023. General and administrative expenses as a percentage of revenue were 52.2% for the three months ended March 31, 2024, compared to 26.4% for the three months ended March 31, 2023, largely due to the lower level of revenue.

Interest expense, net

	Three months ended March 31,
(in thousands)	2024	2023	$ Change	% Change
Interest expense, net	$136	$58	$78	134.5%

Interest expense totaled approximately $0.3 million during each of the three months ended March 31, 2024 and 2023, and primarily consisted of letter of credit and commitment fees on the Credit Facility, along with associated debt issue cost amortization. Interest income earned on our cash equivalents was approximately $0.2 million during each of the three months ended March 31, 2024 and 2023.

Gain from disposal of investment in unconsolidated subsidiary

	Three months ended March 31,
(in thousands)	2024	2023	$ Change	% Change
Gain from disposal of investment in unconsolidated subsidiary	$4,085	$898	$3,187	354.9%

We sold our interest in our unconsolidated subsidiary, Dimension Energy LLC ("Dimension"), on June 24, 2021. Dimension is a community solar developer based in Atlanta, Georgia that provides renewable energy solutions for local communities in the United States. The sales agreement with Dimension included an earnout provision which provides the potential to receive additional contingent consideration of up to approximately $14.0 million through December 2024, based on Dimension achieving certain performance milestones. The sales agreement also includes a projects escrow release which is an additional contingent consideration to receive $7 million based on Dimension’s completion of certain construction projects in progress at the time of the sale. We made an accounting policy election to account for the contingent gains from the earnout provision and projects escrow release only when those amounts become realizable in the periods subsequent to the disposal date. During the three months ended March 31, 2024 and 2023, we received earnout and escrow release payments of $4.1 million and $0.9 million, respectively, that were recognized in accordance with our policy election. Since the sale of our interest in Dimension, we have received a total of $7.4 million in contingent earnout and escrow release payments through March 31, 2024.

Loss from unconsolidated subsidiary

	Three months ended March 31,
(in thousands)	2024	2023	$ Change	% Change
Loss from unconsolidated subsidiary	$265	$—	$265	N/A

The loss from unconsolidated subsidiary for the three months ended March 31, 2024, represents our share of the net operating losses incurred by Alpha Steel during the period.

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

We have incurred cumulative losses since inception and have a history of cash outflows from operations. As of March 31, 2024, we had $14.0 million of cash on hand, $45.7 million of working capital and approximately $64.9 million of remaining capacity available for future sales of our common stock under our ATM program as defined and described further in Note 4 in the notes to condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report. There can be no assurance that we will be able to sell any additional shares of our common stock under the ATM program and no assurance regarding the price at which we will be able to sell such shares, and any sales of our common stock under the ATM program may be at prices that result in additional dilution to our existing stockholders. On December 22, 2023, we received notification from The Nasdaq Stock Market LLC (“Nasdaq”) that we were not in compliance with the requirement to maintain a minimum closing bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5450(a)(1), because the closing bid price of the Company’s common stock was below $1.00 per share for 30 consecutive business days. The notification does not impact the listing of our common stock on the Nasdaq Global Market at this time.

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

As of March 31, 2024, we were not in compliance with the minimum liquidity covenant in our existing Senior Secured Revolving Credit Facility (the "Credit Facility") which prevented us from borrowing under the Credit Facility prior to its termination on April 30, 2024.

Also, as of March 31, 2024, we had a material contractual obligation that could require us to make additional capital contributions of up to $1.6 million to Alpha Steel, as described further in Note 3, "Equity method investment" in the notes to condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.

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

We have taken steps to expand and diversify our manufacturing partnerships and have adjusted our modes of transportation to mitigate the impact of headwinds that might arise in the global supply chain and logistics markets. As an example, we modified our ocean freight from previously using charter shipments to now using containerized shipments as costs in the container market began to decrease starting in 2022. We continue to monitor the logistics markets and will continue to evaluate our use of various modes of transportation when warranted to optimize our transportation costs. Additionally, from February 2022 to September 2023, we utilized a related-party consulting firm to support us in making improvements to our processes and performance in various areas, including design, sourcing, logistics, pricing, software and our distributed generation business. For further information regarding this consulting firm, see Note 16, "Related party transactions" in the notes to condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Similar to previous periods, we continue to evaluate our opportunities in 2024 to address existing market challenges, our cost structure and our historical use of cash. Further, in 2023, we introduced a new mounting solution to support the installation and use of U.S.-manufactured thin-film modules, Pioneer, our 1P solar tracker solution became certified, and we introduced SUNOPS, a cloud-based, tracker agnostic solar asset monitoring solution allowing asset owners and managers to evaluate the operation and performance of their solar deployments. Additionally, we have seen improvements in the logistics markets and easing of supply chain constraints since 2022. These factors contributed to us having positive gross profit during each quarter in 2023, a first since our IPO in April 2021.

In accordance with Accounting Standards Codification ("ASC") 205-40, Going Concern, we have evaluated whether there are conditions and events, considered in the aggregate, which raise substantial doubt about our ability to continue as a going concern within one year after the date our condensed consolidated financial statements are issued.

Management believes that our existing cash on hand, including cash received in April 2024 as a result of our agreement with a major customer as discussed further in Note 18, "Subsequent events" in the notes to condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report, as well as the continuing impact of certain of the actions described above and our expectations of (i) improved market conditions, (ii) the expected timing of customer project activity, including activity related to certain large project awards received in 2023, and (iii) positive results in recent periods from our efforts to increase our direct product margins, will allow us to grow profitably and generate positive cash flow from operations during the next twelve months in amounts that will be sufficient, along with our other available resources such as our existing working capital and, if conditions become more conducive, the remaining capacity available for future sales of our common stock under our ATM program, to fund our operations for at least one year from the date of issuance of the condensed consolidated financial statements.

While there are already many underlying drivers of growth in the solar industry, the expected positive impact on demand for our products, or the timing of construction activity by existing customers and solar project developers, could take longer than expected to occur. In addition, domestic and international market conditions could deteriorate significantly from what we currently expect, and regulatory and international trade policies could become more stringent as a result of (i) findings from an ongoing Solar Circumvention Investigation in response to a petition by Auxin Solar, Inc. of claims related to alleged circumvention of AD/CVD by solar manufacturers in certain Southeast Asian countries, (ii) enforcement of the UFLPA passed by the U.S. Congress and signed into law by President Biden on December 23, 2021, by CBP, and (iii) other factors, which may result in a need for us to issue additional debt or obtain new equity financing to adequately fund our existing operations beyond the next twelve months. We continue to actively explore options to obtain additional sources of capital through the issuance of new debt, asset financing or other potential measures for our longer-term needs. However, we may be unable to obtain any desired additional financing on terms favorable to us, or at all, depending on market and other conditions, which could result in curtailment of our current operations and our ability to further invest in our products and new technology. The ability to raise additional financing depends on numerous factors, some of which that are outside of our control, including macroeconomic factors such as the impact of inflation, the level of interest rates, supply chain or other effects from the ongoing conflicts in the Ukraine and the Middle East, general market conditions, the health of financial institutions (including recent bankruptcies and financial difficulties involving certain regional banks and related impacts that have occurred and continue to occur in the banking industry), investors' and lenders' assessments of our prospects and the prospects of the solar industry in general and the ability of our common stock to continue to trade in active markets.

Statements of cash flows

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three months ended March 31,
(in thousands)	2024	2023
Net cash used in operations	$(11,857)	$(8,316)
Net cash provided by (used in) investing activities	2,618	(30)
Net cash provided by financing activities	—	5,469
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(59)	(15)
Decrease in cash, cash equivalents and restricted cash	$(9,298)	$(2,892)

Operating activities

During the three months ended March 31, 2024, we used approximately $8.1 million of cash to fund a portion of our current period expenditures for personnel and facilities, legal and professional fees, insurance, research and development and various other operating activities. This compares to approximately $4.1 million of cash used during the three months ended March 31, 2023, also to fund a portion of our prior period expenditures for various operating activities as described above.

Approximately $3.8 million of cash was also used for working capital and other increases during the three months ended March 31, 2024, primarily as a result of production activity and the timing of customer receipts and vendor payments. During the three months ended March 31, 2023, we used approximately $4.3 million of cash for working capital and other increases as a result of production activity and the timing of vendor payments.

Investing activities

During the three months ended March 31, 2024, we made an additional equity investment of $1.0 million in Alpha Steel, a manufacturing partnership with Taihua, in which we hold a 45% interest. Pursuant to our agreement with Alpha Steel, we could be required to make up to $1.6 million in future additional capital contributions as Alpha Steel continues to expand production. We also spent nearly $0.4 million, mainly for tooling and new computer and IT equipment during the three months ended March 31, 2024. In addition, we received $4.1 million of contingent earnout payments in connection with the June 2021 sale of our equity interest in Dimension.

During the three months ended March 31, 2023, we made an initial equity investment of $0.9 million in Alpha Steel and received $0.9 million in contingent payments from escrow in connection with the sale of our equity interest in Dimension as described above.

Financing activities

During the three months ended March 31, 2023, we began selling newly issued shares of our common stock in various daily transactions under our ATM program, receiving cash proceeds of nearly $5.5 million. We also received $0.1 million of proceeds from employee exercises of stock options.

Revolving line of credit

On April 30, 2021, we entered into our Credit Facility with various lenders, including Barclays Bank PLC, as issuing lender, the swingline lender and as administrative agent providing aggregate commitments of up to $100.0 million. We had not made any draws on our Credit Facility as of March 31, 2024. However, as of March 31, 2024, we had $1.9 million in letters of credit outstanding that reduced our unused borrowing capacity to approximately $98.1 million.

Under the Credit Facility, we were required to maintain a liquidity level (defined as unrestricted cash and cash equivalents plus the available borrowing capacity under the Credit Facility) of no less than $125.0 million at each quarter end in order to utilize the Credit

Facility. As of March 31, 2024, we were not in compliance with this minimum liquidity covenant and were therefore, unable to utilize our available borrowing capacity.

Our Credit Facility expired unused on April 30, 2024.

Critical Accounting Policies and Significant Management Estimates

Preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported revenue and expenses during the period. Estimates are used for calculating the measure of progress of our solar tracker projects and deriving the standalone selling prices of the individual performance obligations when determining amounts to recognize for revenue, estimating allowances for credit losses and slow-moving and obsolete inventory, determining useful lives of long-lived assets and the estimated fair value of those assets for impairment assessments, and estimating the fair value of investments, stock compensation awards, warranty liabilities and federal and state taxes, including tax valuation allowances, as well as other contingencies. We base our estimates on historical experience and anticipated results, trends, and various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. Actual results could differ from those estimates due to risks and uncertainties.

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

Revenue recognition

Our accounting policy on revenue recognition may be found in Note 2, "Summary of significant accounting policies" in our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.

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

Accounts receivable, net

Our accounting policy relating to our accounts receivable and allowance for credit losses may be found in Note 2, "Summary of significant accounting policies" in our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Judgments and assumptions

The allowance for credit losses is based on the lifetime expected credit loss of our customer accounts. To assess the lifetime expected credit loss, we utilize a loss rate method that takes into consideration historical experience and certain other factors, as appropriate, such as credit quality and current economic or other conditions that may affect a customer's ability to pay. This method accelerates the recognition of expected credit losses as compared to the incurred loss model used prior to 2023 and may result in material differences between our estimates and actual collection results. We may also have greater fluctuations in our credit loss expense over time based on changes in our historical experience or changes in estimates of future economic conditions which may not adequately reflect future actual customer payment activity.

Adjustments to the allowance are largely dependent on historical experience involving amounts previously collected from our customers in recent years or based on specific changes in a customer's ability to pay. As an example, we recognized a $0.6 million credit loss provision in our selling and marketing expenses during the three months ended March 31, 2024, related to indications received of a specific customer's inability to fully pay amounts owed. Historical experience, when used in making such adjustments, may not reflect current actual experience.

Warranty

Our accounting policy relating to our warranty obligations may be found in Note 2, "Summary of significant accounting policies" in our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.

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

Stock-based compensation

Our accounting policy relating to our stock-based compensation may be found in Note 2, "Summary of significant accounting policies" in our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.

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

Impairment

Our accounting policies relating to impairment of our long-lived assets held for use, including intangible assets, and of goodwill may be found in Note 2, "Summary of significant accounting policies" in our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.

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

In estimating the fair value of the consolidated company, we used our market capitalization based on our closing stock price on the Nasdaq Global Market at March 31, 2024. Our daily closing stock price is affected by numerous factors, some of which may not directly involve the operations of the company, and, historically, has demonstrated high volatility.

We did not identify any impairments of our long-lived assets, intangible assets or goodwill during the three months ended March 31, 2024 and 2023.

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

Fair value of financial instruments

Our financial instruments consist of cash, cash equivalents, restricted cash, accounts receivable, short-term interest-bearing loans and accounts payable. Cash, cash equivalents, restricted cash, accounts receivable and accounts payable are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date.

We had $14.0 million of cash and cash equivalents on hand, the vast majority of which was located in the United States, and no debt outstanding as of March 31, 2024. We regularly maintain cash balances with various financial institutions that exceed federally insured amounts, but we have experienced no losses associated with these amounts to date. We also took action in early 2023 to reallocate cash balances between different financial institutions based on our assessment as to the financial health of certain institutions.

Certain of our cash equivalents include deposits in money market funds that invest primarily in short-term securities issued or guaranteed by the U.S. government or its agencies or instrumentalities and contain no restrictions on immediate redemption. The carrying value for these money market fund deposits approximates fair value based on quoted prices in active markets for units held (Level 1 classification) and totaled $9.3 million at March 31, 2024 and $13.9 million at December 31, 2023.

We have no other financial instruments as of March 31, 2024 or December 31, 2023, other than cash equivalents, short-term interest-bearing loans and certain non-functional currency intercompany and third-party receivables and payables, which are subject to foreign exchange, interest rate or market risks.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chairman of the Board of Directors (functioning as our principal executive officer) and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chairman of the Board of Directors and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024 in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CBP has legally finalized both Revised CBP Assessments. We filed a formal protest for the 625 Assessment in September of 2023 and for the Revised 939 Assessment in March of 2024. Based on the above, and under the relevant accounting guidance related to loss contingencies, we have made no accrual for the amounts claimed by CBP as of March 31, 2024, as we do not consider these amounts to be a probable obligation, as such term is defined and interpreted under the relevant accounting guidance, for us at this time. However, because matters of this nature are subject to inherent uncertainties, and unfavorable rulings or developments, including future assessments of additional duties or tariffs owed in respect of other shipments or other materials beyond what is presently included in the Revised CBP Assessments, could occur despite our belief that the tariffs and duties asserted are incorrect, there can be no certainty that the Company may not ultimately incur charges that are not currently recorded as liabilities. Since the outcome of these matters cannot be predicted with certainty, the costs associated with them could have a material adverse effect on our consolidated results of operations, financial position, or liquidity.

ITEM 1A. RISK FACTORS

We are subject to a number of risks that if realized could adversely affect our business, strategies, prospects, financial condition, results of operations and cash flows. Some of the more significant risks and uncertainties we face include those summarized below. The summary below is not exhaustive and is qualified by reference to the full set of risk factors set forth in Item 1A. "Risk Factors" in our 2023 Annual Report. Please carefully consider all of the information in this Quarterly Report and our 2023 Annual Report, including the full set of risks set forth in Item 1A. "Risk Factors" of our 2023 Annual Report, and in our other filings with the SEC before making an investment decision regarding us.

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

Additionally, as described further in Note 2 in Part I, Item 1 under the section "Liquidity" and in Part I, Item 2 of this Quarterly Report under the section "Liquidity and Capital Resources", we have a history of cash outflows to fund operations.

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
Furnish the information required by Item 407(c)(3) of Regulation S-K (§229.407 of this chapter)

None

(c)
Furnish the information required by Item 408(a) of Regulation S-K (17 CFR 229.408(a)).

During the three months ended March 31, 2024, none of our directors or officers adopted, amended or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

10.1	*	Amendment dated July 1, 2022, to Employment Agreement, dated as of June 14, 2022, between FTC Solar, Inc. and Sasan Aminpour
10.2	*	Amendment dated August 17, 2022, to Employment Agreement, dated as of June 14, 2022, between FTC Solar, Inc. and Sasan Aminpour
10.3	*	Amendment dated May 11, 2023, to Employment Agreement, dated as of June 14, 2022, between FTC Solar, Inc. and Sasan Aminpour
31.1	*	Certification of Principal Executive Officer Pursuant to SEC Rule 13a−14(a)/15d−14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer Pursuant to SEC Rule 13a−14(a)/15d−14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Incorporated herein by reference

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FTC SOLAR, INC.

Date: May 10, 2024	/s/ Cathy Behnen
Cathy Behnen, Chief Financial Officer