Form 10-Q
period 2024-06-30
FTC Solar, Inc.
filed 2024-08-08
CIK 1828161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of July 31, 2024, 127,366,590 shares of the registrant's common stock were outstanding.

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

ITEM 1. FINANCIAL STATEMENTS

FTC Solar, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except shares and per share data)	June 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$10,779	$25,235
Accounts receivable, net	41,511	65,279
Inventories	17,061	3,905
Prepaid and other current assets	14,969	14,089
Total current assets	84,320	108,508
Operating lease right-of-use assets	1,926	1,819
Property and equipment, net	2,446	1,823
Intangible assets, net	264	542
Goodwill	7,169	7,353
Equity method investment	1,529	240
Other assets	2,696	2,785
Total assets	$100,350	$123,070
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$17,580	$7,979
Accrued expenses	22,835	34,848
Income taxes payable	106	88
Deferred revenue	2,595	3,612
Other current liabilities	8,202	8,138
Total current liabilities	51,318	54,665
Operating lease liability, net of current portion	1,107	1,124
Other non-current liabilities	3,684	4,810
Total liabilities	56,109	60,599
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock par value of $0.0001 per share, 10,000,000 shares authorized; none issued as of June 30, 2024 and December 31, 2023	—	—
Common stock par value of $0.0001 per share, 850,000,000 shares authorized; 127,002,580 and 125,445,325 shares issued and outstanding as of June 30, 2024 and December 31, 2023	13	13
Treasury stock, at cost; 10,762,566 shares as of June 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	364,813	361,886
Accumulated other comprehensive loss	(438)	(293)
Accumulated deficit	(320,147)	(299,135)
Total stockholders’ equity	44,241	62,471
Total liabilities and stockholders’ equity	$100,350	$123,070

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except shares and per share data)	2024	2023	2024	2023
Revenue:
Product	$8,776	$21,074	$19,681	$53,653
Service	2,654	11,285	4,336	19,600
Total revenue	11,430	32,359	24,017	73,253
Cost of revenue:
Product	10,467	19,152	22,834	50,919
Service	3,306	11,006	5,634	18,098
Total cost of revenue	13,773	30,158	28,468	69,017
Gross profit (loss)	(2,343)	2,201	(4,451)	4,236
Operating expenses
Research and development	1,535	1,873	2,974	3,795
Selling and marketing	2,036	1,852	4,424	3,563
General and administrative	6,010	8,843	12,577	19,642
Total operating expenses	9,581	12,568	19,975	27,000
Loss from operations	(11,924)	(10,367)	(24,426)	(22,764)
Interest income (expense), net	1	(28)	(135)	(86)
Gain from disposal of investment in unconsolidated subsidiary	—	—	4,085	898
Other income (expense), net	(7)	(141)	29	(215)
Loss from unconsolidated subsidiary	(246)	—	(511)	—
Loss before income taxes	(12,176)	(10,536)	(20,958)	(22,167)
(Provision for) benefit from income taxes	(65)	122	(54)	(9)
Net loss	(12,241)	(10,414)	(21,012)	(22,176)
Other comprehensive income (loss):
Foreign currency translation adjustments	36	(408)	(145)	(413)
Comprehensive loss	$(12,205)	$(10,822)	$(21,157)	$(22,589)
Net loss per share:
Basic and diluted	$(0.10)	$(0.09)	$(0.17)	$(0.20)
Weighted-average common shares outstanding:
Basic and diluted	126,171,278	112,669,296	125,816,080	109,632,336

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

For the three and six months ended June 30, 2024:

	Preferred stock		Common stock		Treasury stock
(in thousands, except shares)	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-In capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
Balance as of December 31, 2023	—	$—	125,445,325	$13	10,762,566	$—	$361,886	$(293)	$(299,135)	$62,471
Shares issued during the period for vested restricted stock awards	—	—	506,928	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,639	—	—	1,639
Net loss	—	—	—	—	—	—	—	—	(8,771)	(8,771)
Other comprehensive loss	—	—	—	—	—	—	—	(181)	—	(181)
Balance as of March 31, 2024	—	—	125,952,253	13	10,762,566	—	363,525	(474)	(307,906)	55,158
Shares issued during the period for vested restricted stock awards	—	—	1,009,094	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	41,233	—	—	—	3	—	—	3
Stock-based compensation	—	—	—	—	—	—	1,285	—	—	1,285
Net loss	—	—	—	—	—	—	—	—	(12,241)	(12,241)
Other comprehensive gain	—	—	—	—	—	—	—	36	—	36
Balance as of June 30, 2024	—	$—	127,002,580	$13	10,762,566	$—	$364,813	$(438)	$(320,147)	$44,241

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Continued)

(unaudited)

For the three and six months ended June 30, 2023:

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

FTC Solar, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30,
(in thousands)	2024	2023
Cash flows from operating activities
Net loss	$(21,012)	$(22,176)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	2,924	7,852
Depreciation and amortization	812	666
Amortization of debt issue costs	236	355
Provision for obsolete and slow-moving inventory	177	1,261
Loss from unconsolidated subsidiary	511	—
Gain from disposal of investment in unconsolidated subsidiary	(4,085)	(898)
Warranty and remediation provisions	1,639	2,852
Warranty recoverable from manufacturer	238	30
Credit loss provisions	587	203
Deferred income taxes	223	184
Lease expense and other	609	497
Impact on cash from changes in operating assets and liabilities:
Accounts receivable	23,181	(17,879)
Inventories	(13,333)	7,643
Prepaid and other current assets	(864)	70
Other assets	(562)	(1,422)
Accounts payable	9,483	11,247
Accruals and other current liabilities	(13,463)	(7,895)
Deferred revenue	(1,017)	(8,804)
Other non-current liabilities	(1,331)	(4,264)
Lease payments and other, net	(588)	(331)
Net cash used in operations	(15,635)	(30,809)
Cash flows from investing activities:
Purchases of property and equipment	(1,131)	(195)
Equity method investment in Alpha Steel	(1,800)	(900)
Proceeds from disposal of investment in unconsolidated subsidiary	4,085	898
Net cash provided by (used in) investing activities	1,154	(197)
Cash flows from financing activities:
Sale of common stock	—	20,640
Stock offering costs paid	—	(114)
Proceeds from stock option exercises	3	51
Net cash provided by financing activities	3	20,577
Effect of exchange rate changes on cash and cash equivalents	22	(139)
Decrease in cash and cash equivalents	(14,456)	(10,568)
Cash and cash equivalents at beginning of period	25,235	44,385
Cash and cash equivalents at end of period	$10,779	$33,817

Supplemental disclosures of cash flow information:
Purchases of property and equipment included in ending accounts payable and accruals	$202	$12
Stock issued for accrued legal settlement	$—	$2,000
Right-of-use asset and lease liability recognition for new leases	$500	$1,417
Cash paid during the period for interest	$189	$255
Cash paid during the period for taxes, net of refunds	$78	$126

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Description of business

FTC Solar, Inc. (the “Company”, “we”, “our”, or “us”) was founded in 2017 and is incorporated in the state of Delaware. In April 2021, we completed an initial public offering ("IPO"), and our common stock currently trades on the Nasdaq Capital Market under the symbol “FTCI”.

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

2. Summary of significant accounting policies

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements include the results of the Company and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments of a normal recurring nature have been made that are considered necessary for a fair statement of our financial position as of June 30, 2024, and December 31, 2023, our results of operations for the three and six months ended June 30, 2024 and 2023, and our cash flows for the six months ended June 30, 2024 and 2023. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the Company’s audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. Intercompany balances and transactions have been eliminated in consolidation.

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

Liquidity

We have incurred cumulative losses since inception and have a history of cash outflows from operations. As of June 30, 2024, we had $10.8 million of cash on hand, $33.0 million of working capital and approximately $64.9 million of remaining capacity available for future sales of our common stock under our ATM program as defined and described further in Note 4, "ATM program" below. There can be no assurance that we will be able to sell any additional shares of our common stock under the ATM program and no assurance regarding the price at which we will be able to sell such shares, and any sales of our common stock under the ATM program may be at prices that result in additional dilution to our existing stockholders.

On December 22, 2023, we received notification from The Nasdaq Stock Market LLC (“Nasdaq”) that we were not in compliance with the requirement to maintain a minimum closing bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5450(a)(1), because the closing bid price of the Company’s common stock was below $1.00 per share for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were initially given a period of 180 calendar days from the date of notification, or until June 19, 2024, to regain compliance with the minimum bid price requirement, which was not achieved. Effective May 31, 2024, trading in our common stock transferred from the Nasdaq Global Market to the Nasdaq Capital Market. On June 21, 2024, we received notification from Nasdaq that we were approved for an additional 180-day period, or until December 17, 2024, to cure the bid price deficiency in accordance with Nasdaq Listing Rule 5810(c)(3)(A). We are currently evaluating all of our options to achieve compliance with Nasdaq requirements for continued listing, which may include effecting a reverse stock split, if necessary, at least 10 days prior to December 17, 2024. At this time, our common stock continues to trade on the Nasdaq Capital Market under the symbol "FTCI". If at any time before December 17, 2024 the bid price of our common stock closes at or above $1.00 per share for a minimum of ten consecutive business days, Nasdaq will provide written notification that we have achieved compliance with this minimum bid price requirement. If we fail to regain compliance with the minimum bid price requirement during this second 180-day period, then Nasdaq will notify us that our common stock is subject to delisting.

Effective April 30, 2024, our Senior Secured Revolving Credit Facility ("Credit Facility) expired unused and has not been replaced as of June 30, 2024. We continue to evaluate additional opportunities to obtain financing.

At June 30, 2024, we had a contractual obligation that could require us to make additional capital contributions of up to $0.8 million to Alpha Steel, as well as make a minimum level of purchases from Alpha Steel, as described further in Note 3, "Equity method investment" below. In the event we were to fail to meet our minimum required purchase commitments during a specified period, including the current period from January 1, 2024 to June 30, 2025, we may be required to make a cash payment for the net profit attributable to any unfilled requirements, calculated as specified in the agreement, in an amount not to exceed $4.0 million in the aggregate.

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

We have taken steps to expand and diversify our manufacturing partnerships and have adjusted our modes of transportation to mitigate the impact of headwinds that might arise in the global supply chain and logistics markets. As an example, we modified our ocean freight from previously using charter shipments to now using containerized shipments as costs in the container market began to decrease starting in 2022, but more recently have begun to increase. However, we have been able to mitigate some of this increase as a result of increasing our domestic production capabilities. We continue to monitor the logistics markets and will continue to evaluate our use of various modes of transportation when warranted to optimize our transportation costs. Additionally, from February 2022 to September 2023, we utilized a related-party consulting firm to support us in making improvements to our processes and performance in various areas, including design, sourcing, logistics, pricing, software and our distributed generation business. For further information regarding this consulting firm, see Note 16, "Related party transactions" below. These steps, and others, have allowed us to improve our business processes and lower our product cost structure, thus improving our direct product margins in recent periods. As an example, we generated positive gross profit during each quarter in 2023. Additionally, we have made substantial progress in lowering our operating costs, showing significant improvement since becoming a public company, as well as in comparison to the prior year periods included in this Quarterly Report. These combined factors have allowed us to significantly lower the estimated quarterly revenue level that we believe is required to break even. However, our low revenue levels for the three and six months ended June 30, 2024, have prevented us from continuing to show positive quarterly gross profit in 2024, similar to 2023, as revenues have not been sufficient to fully cover our indirect costs.

Similar to previous periods, we continue to evaluate additional opportunities in 2024 to address existing market challenges, our cost structure and our historical use of cash. In 2023, (i) we introduced a new mounting solution to support the installation and use of

U.S.-manufactured thin-film modules, (ii) Pioneer, our 1P solar tracker solution, became certified, and (iii) we introduced SUNOPS, a cloud-based, tracker agnostic solar asset monitoring solution allowing asset owners and managers to evaluate the operation and performance of their solar deployments. We have continued to enhance our customer offerings in 2024, including the launch of our Automated Hail Stow Solution which is aimed at minimizing solar panel damage caused by hail storms. As described elsewhere in this Quarterly Report, we also have recently added experienced and accomplished leadership talent to head our North America and International sales organizations and have named a new President and Chief Executive Officer with significant experience in the solar industry who will join us on August 19, 2024.

In accordance with Accounting Standards Codification ("ASC") 205-40, Going Concern, we have evaluated whether there are conditions and events, considered in the aggregate, which raise substantial doubt about our ability to continue as a going concern within one year after the date our condensed consolidated financial statements are issued.

Management believes that our existing cash on hand, as well as the continuing impact of certain of the actions described within this memo and our expectations of (i) the expected timing of future customer project activity, including activity related to certain large project awards previously received, and (ii) the positive results in recent periods from our efforts to increase our direct product margins and lower our cost structure, will allow us to grow profitably and generate positive cash flow from operations during the next twelve months in amounts that will be sufficient, along with our other available resources such as our existing working capital and, the remaining capacity available for future sales of our common stock under our ATM program, to fund our operations for at least one year from the date of issuance of our condensed consolidated financial statements.

While there are already many underlying drivers of growth in the solar industry, the expected positive impact on demand for our products from these drivers of growth could take longer than expected to occur because the timing of construction activity by existing customers and solar project developers can be uncertain. As an example, we have experienced in recent periods customer delays caused by interconnection issues, equipment shortages and the timing and ability of obtaining financing at acceptable levels. In addition, domestic and international market conditions, including differences between margins on international and U.S. projects, could deteriorate significantly from what we currently expect, and regulatory and international trade policies could become more stringent as a result of (i) findings from an ongoing investigation by the U.S. Department of Commerce (the Solar Circumvention Investigation") in response to a petition by Auxin Solar, Inc. of claims related to alleged circumvention of U.S. antidumping and countervailing duties ("AD/CVD") by solar manufacturers in certain Southeast Asian countries, (ii) enforcement of the Uyghur Forced Labor Prevention Act ("UFLPA") passed by the U.S. Congress and signed into law by President Biden on December 23, 2021, by U.S. Customs and Border Protection ("CBP"), and (iii) other factors, which may result in a need for us to issue additional debt or obtain new equity financing to adequately fund our existing operations beyond the next twelve months. We continue to actively explore options to obtain additional sources of capital through the issuance of new debt, asset financing or other potential measures for our longer-term needs. However, we may be unable to obtain any desired additional financing on terms favorable to us, or at all, depending on market and other conditions, which could result in curtailment of our current operations and our ability to further invest in our products and new technology. The ability to raise additional financing depends on numerous factors, some of which are outside of our control, including macroeconomic factors such as the impact of inflation, the level of interest rates, supply chain or other effects from the ongoing conflicts in the Ukraine and the Middle East, general market conditions, the health of financial institutions (including recent bankruptcies and financial difficulties involving certain regional banks and related impacts that have occurred and continue to occur in the banking industry), investors' and lenders' assessments of our prospects and the prospects of the solar industry in general and the ability of our common stock to continue to trade in active markets.

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

Cash and cash equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Certain of our cash equivalents include deposits in money market funds that invest primarily in short-term securities issued or guaranteed by the U.S. government or its agencies or instrumentalities and contain no restrictions on immediate redemption. These deposits totaled $5.9 million at June 30, 2024 and $13.9 million at December 31, 2023. Interest earned on cash equivalents is included in interest income, which is reported net of interest expense in our condensed consolidated statements of comprehensive loss.

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

Inventories

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

No impairment of goodwill was recognized as of June 30, 2024 or 2023.

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

Stock-based compensation

We recognize compensation expense for all share-based payment awards made, including stock options and restricted stock units ("RSUs"), based on the estimated fair value of the award on the grant date. We calculate the fair value of stock options using the Black-Scholes option pricing model for awards with service-based vesting or through use of a lattice model or a Monte Carlo simulation for stock option and RSU awards with market conditions. The fair value of RSUs with service or performance-based vesting is based on the estimated fair value of the Company's common stock on the date of grant. We consider the closing price of our stock, as reported on the Nasdaq Capital Market, to be the fair value of our stock on the grant date.

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

Recognize revenue when or as the Company satisfies a performance obligation: For each performance obligation identified, we determine at contract inception whether we satisfy the performance obligation over time or at a point in time. The performance obligations in the contracts for our solar tracker systems and customized components of those systems are satisfied over time as work progresses, utilizing an input measure of progress determined by cost-to-cost measures on these projects as this faithfully depicts our performance in transferring control. Additionally, our performance does not create an asset with an alternative use, due to the highly customized nature of the product, and we have an enforceable right to payment for performance completed to date. Our performance obligations for individual part sales for certain specific transactions are recognized at a point in time as and when control transfers based on the terms for the contract. Our performance obligations for engineering consulting and pile testing services are recognized at a point in time upon completion of the services. Our performance obligations for term-based software licenses are recognized at a point in time as and when control transfers, either upon delivery to the customer or the software license start date, whichever is later. Our performance obligations for shipping and handling services are satisfied over time as the services are delivered over the term of the contract. We recognize revenue for subscription and other services on a straight-line basis over the contract period. With regard to support revenue, a time-elapsed method is used to measure progress because we transfer control evenly over the contractual period. Accordingly, the fixed consideration related to support revenue is generally recognized on a straight-line basis over the contract term.

Contract assets and liabilities: The timing of revenue recognition, billing, and cash collection results in the recognition of accounts receivable, unbilled receivables for revenue recognized in excess of billings, and deferred revenue in the condensed consolidated balance sheets. We have elected to use the practical expedient of expensing incremental costs of obtaining a contract as incurred since the majority of the performance obligations in our contracts are satisfied in less than one year. We may receive advances or deposits from our customers before revenue is recognized, resulting in contract liabilities, which are reflected as “deferred revenue” in our condensed consolidated balance sheets. Customer deposits are short term as the related performance obligations are typically fulfilled within 12 months. Changes in deferred revenue relate to fluctuations in the timing of customer deposits and completion of performance obligations. Revenue recognized during the three and six months ended June 30, 2024, from amounts included in deferred revenue at December 31, 2023, totaled $0.2 million and $2.5 million, respectively. Revenue recognized during the three and six months ended June 30, 2023, from amounts included in deferred revenue at December 31, 2022, totaled $1.7 million and $9.3 million, respectively.

Cost of revenue consists primarily of costs related to raw materials, equipment manufacturing activities, freight and delivery, product warranty, remediation and personnel costs (salaries, bonuses, benefits, and stock-based compensation). Personnel costs in cost of revenue include both direct labor costs, as well as costs attributable to any individuals whose activities relate to the procurement, installment and delivery of the finished product and services. Cost of revenue owed but not yet paid is recorded as accrued cost of revenue in the accompanying condensed consolidated balance sheets. Deferred cost of revenue, a component of our prepaid and other current assets, results from the timing differences between the costs incurred in advance of the satisfaction of all revenue recognition criteria consistent with our revenue recognition policy.

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

Other standards or regulatory requirements that have been issued but not yet adopted as of June 30, 2024, are either not applicable to us or are not expected to have any material impact upon adoption.

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

Alpha Steel is intended to enhance our domestic supply chain, our ability to support our customers and the growth of the U.S. solar market, with domestic manufacturing utilizing U.S. steel. We have a 45% interest in Alpha Steel, which is accounted for under the equity method of accounting. Taihua has a 51% interest in Alpha Steel and DAYV LLC, an entity owned by members of the Board of Managers of Alpha Steel and a related party with the parent company of Taihua, has a 4% interest in Alpha Steel. The Chief Executive Officer of Taihua is the General Manager of Alpha Steel. We have equal voting representation with Taihua and DAYV LLC, combined, on Alpha Steel's Board of Managers which is responsible, through majority vote, for making certain "major decisions" involving Alpha Steel, as specified in the LLC Agreement, including, among other things, approval of an annual business plan.

During 2023, we made a required initial capital contribution of $0.9 million to Alpha Steel. For the six months ended June 30, 2024, we also made required additional capital contributions totaling $1.8 million. Pursuant to the LLC Agreement, we could be required to make up to $0.8 million in future additional capital contributions as Alpha Steel continues to expand production. For the three and six months ended June 30, 2024, we recognized losses of $0.2 million and $0.5 million, respectively, which represents our share of the net operating losses incurred by Alpha Steel during the period. No such losses were recognized during the three and six months ended June 30, 2023 as Alpha Steel had not begun operating activities during those periods.

In connection with the creation of Alpha Steel, we also entered into a three-year equipment supply agreement (the "Supply Agreement") with Alpha Steel, the terms of which will apply to our equipment purchase orders. Pursuant to the Supply Agreement, we have committed to placing a minimum level of purchase orders for torque tubes with Alpha Steel during the period from January 1, 2024 to June 30, 2025, with such volume commitments increasing in each of the next two annual periods. In the event we fail to meet our minimum required purchase commitments in any period, we may be required to make a cash payment for the net profit attributable to any unfilled requirements, calculated as specified in the agreement, in an amount not to exceed $4.0 million in the aggregate. As of June 30, 2024, we had met approximately 7% of our required purchase commitments for the period ending June 30, 2025. The Supply Agreement may be terminated early in accordance with its provisions or may be extended beyond the initial term if mutually agreed to by the parties.

At June 30, 2024, in addition to our requirement to meet the remaining minimum purchase obligations for the remainder of the year, as described above, we were contingently liable for unpaid vendor obligations, including issued but unsatisfied purchase orders, of Alpha Steel totaling approximately $0.9 million. We expect Alpha Steel will be able to satisfy these obligations with financial resources available to them in the normal course of operations.

4. ATM program

On September 14, 2022, we filed a prospectus supplement and entered into an equity distribution agreement (as amended, the "EDA") under which we may from time to time, in one or more transactions, offer and sell newly issued shares of our common stock having an aggregate offering price of up to $100 million in "at the money" offerings (the "ATM program"). We have and may continue to use the net proceeds from this offering for general corporate purposes, including working capital and operating expenses. We may also use a portion of such proceeds to acquire or invest in businesses, products, services or technologies.

Barclays Capital Inc. ("Barclays") is our sales agent under the EDA. The offering of our common stock under the EDA will terminate upon the earlier of (1) the sale of all common stock subject to the EDA or (2) the termination of the EDA by us or by Barclays as permitted therein. The EDA contains customary representations, covenants and indemnification provisions.

We sold no shares of newly issued common stock under the ATM program during the three and six months ended June 30, 2024, however, during the three and six months ended June 30, 2023, we sold 6,589,000 and 9,272,000 shares of newly issued common stock valued at $17.9 million and $24.4 million, respectively, for proceeds, net of commissions and fees, of approximately $17.3 million and $23.6 million, respectively, including $3.0 million in proceeds, net of commissions and fees, for shares sold but not yet settled as of June 30, 2023. As of June 30, 2024, approximately $64.9 million of capacity remained for future sales of our common stock under the ATM program.

5. Accounts receivable, net

Accounts receivable consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Trade receivables	$22,006	$46,152
Related party receivables	2,564	868
Revenue recognized in excess of billings	17,169	26,813
Other receivables	4	3
Total	41,743	73,836
Allowance for credit losses	(232)	(8,557)
Accounts receivable, net	$41,511	$65,279

On April 3, 2024, we entered into a First Amendment ("the Amendment") to Master Project Supply Agreements dated October 11, 2021 with a customer and major solar project developer that owed us approximately $30.8 million for project equipment we had previously completed and made available to the customer pursuant to the Master Project Supply Agreements. The Amendment was executed in consideration of and concurrent with the sale of the uncompleted projects by our customer, including the amended Master Project Supply Agreements, to a new third-party developer (the "Purchaser") who assumed certain obligations to us under the amended Master Project Supply Agreements.

Pursuant to the Amendment, we received a cash payment of $9.0 million from the Purchaser to acquire completed foundation piles, which are being stored at the request of the Purchaser for final delivery to the project sites, currently expected during the fourth quarter of 2024. We expect to receive certain additional amounts from the Purchaser for the temporary storage and upon final delivery. The remaining completed project equipment, with an estimated fair value of approximately $13.2 million, was retained by us and returned to our inventory in exchange for forgiveness of the associated outstanding receivable balance owed by our customer. The fully reserved unpaid receivable balance totaling approximately $8.9 million was written off against our allowance for credit losses.

Information about our related party receivables at June 30, 2024, may be found below in Note 16, "Related party transactions".

Included in total receivables above are amounts billed under retainage provisions totaling $0.6 million and $0.9 million as of June 30, 2024 and December 31, 2023, respectively, which are due within the next twelve months.

Activity in the allowance for credit losses during the three and six months ended June 30, 2024 and 2023 was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Balance at beginning of period	$9,227	$1,184	$8,557	$1,184
Impact of adoption of ASU 2016-13, effective January 1, 2023	N/A	N/A	N/A	—
Amounts charged (credited) to earnings during the period	(83)	203	587	203
Write-offs of accounts	(8,912)	—	(8,912)	—
Balance at end of period	$232	$1,387	$232	$1,387

6. Inventories

Inventories consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Finished goods	$17,576	$4,246
Allowance for slow-moving and obsolete inventory	(515)	(341)
Total	$17,061	$3,905

The increase in our finished goods inventory is primarily related to completed project equipment retained by us pursuant to the agreement reached with a major customer described further in Note 5, "Accounts receivable, net" above.

7. Prepaid and other current assets

Prepaid and other current assets consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Vendor deposits	$6,605	$5,667
Vendor deposits with related party	1,974	520
Prepaid expenses	1,016	1,251
Prepaid taxes	545	447
Deferred cost of revenue	620	666
Surety collateral	7	—
Other current assets	4,202	5,538
Total	$14,969	$14,089

At June 30, 2024, other current assets included $2.0 million for a non-interest-bearing customer advance related to pre-project construction financing activities. This advance is secured by certain customer assets.

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

Our expense for our operating leases consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Operating lease cost	$300	$268	$609	$497
Short-term lease cost	111	110	204	202
Total lease cost	$411	$378	$813	$699

Reported in:
Cost of revenue	$259	$250	$495	$465
Research and development	14	11	28	26
Selling and marketing	39	23	87	38
General and administrative	99	94	203	170
Total lease cost	$411	$378	$813	$699

Future remaining operating lease payment obligations were as follows:

(in thousands)	June 30, 2024
Remainder of 2024	$465
2025	884
2026	313
2027	291
2028	157
Total lease payments	2,110
Less: imputed interest	(146)
Present value of operating lease liabilities	$1,964

Current portion of operating lease liability	$857
Operating lease liability, net of current portion	1,107
Present value of operating lease liabilities	$1,964

9. Property and equipment, net

Property and equipment consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Leasehold improvements	$338	$157
Field equipment	1,108	1,062
Information technology equipment	574	466
Tooling	1,732	1,014
Capitalized software	848	734
Total	4,600	3,433
Accumulated depreciation	(2,154)	(1,610)
Property and equipment, net	$2,446	$1,823

Depreciation expense for the three months ended June 30, 2024 and 2023, totaled $0.3 million and $0.2 million, respectively, and for the six months ended June 30, 2024 and 2023, totaled $0.5 million and $0.4 million, respectively.

10. Intangible assets, net and goodwill

Intangible assets consisted of the following:

(in thousands)	Estimated Useful Lives (Years)	June 30, 2024	December 31, 2023
Developed technology	2.5 – 3.0	$2,520	$2,555
Total		2,520	2,555
Accumulated amortization		(2,256)	(2,013)
Intangible assets, net		$264	$542

Amortization expense for the three months ended June 30, 2024 and 2023, totaled $0.1 million and $0.1 million, respectively, and for the six months ended June 30, 2024 and 2023, totaled $0.3 million and $0.3 million, respectively.

During the six months ended June 30, 2024 and 2023, activity in our goodwill balance was as follows:

	Six months ended June 30,
(in thousands)	2024	2023
Balance at beginning of period	$7,353	$7,538
Translation	(184)	(365)
Balance at end of period	$7,169	$7,173

11. Debt

Our Credit Facility, entered into in 2021 with various lenders, including Barclays Bank PLC, as issuing lender, the swingline lender and as administrative agent, expired unused on April 30, 2024. The Credit Facility has not currently been replaced.

Interest expense for the three months ended June 30, 2024 and 2023, totaled $0.1 million and $0.3 million, respectively, and for the six months ended June 30, 2024 and 2023, totaled $0.4 million and $0.6 million, respectively. Our interest expense primarily consisted of commitment and letter of credit fees, as well as amortization of costs relating to the initial establishment of the Credit Facility.

12. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	June 30, 2024	December 31, 2023
Accrued cost of revenue	$16,260	$26,773
Related party accrued cost of revenue	657	1,451
Accrued compensation	3,435	3,858
Other accrued expenses	2,483	2,766
Total accrued expenses	$22,835	$34,848

Warranty reserves	$7,264	$7,279
Current portion of operating lease liability	857	740
Non-federal tax obligations	81	119
Total other current liabilities	$8,202	$8,138

Information relating to our related party accrued cost of revenue at June 30, 2024 and December 31, 2023 may be found below in Note 16, "Related party transactions".

Other accrued expenses primarily include amounts due for (i) legal costs associated with outstanding corporate or legal matters and (ii) other professional services.

Activity by period in the Company's warranty accruals was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Balance at beginning of period	$10,472	$12,557	$11,002	$12,426
Warranties issued and remediation added during the period	801	1,309	1,639	2,852
Settlements made during the period	(443)	(1,234)	(1,292)	(2,337)
Changes in liability for pre-existing warranties	(415)	(551)	(934)	(860)
Balance at end of period	$10,415	$12,081	$10,415	$12,081

Warranty accruals are reported in:
Other current liabilities	$7,264	$7,791	$7,264	$7,791
Other non-current liabilities	3,151	4,290	3,151	4,290
Balance at end of period	$10,415	$12,081	$10,415	$12,081

13. Income taxes

For the three months ended June 30, 2024 and 2023, we recorded an income tax expense of $0.07 million and an income tax benefit of $0.12 million respectively, and for the six months ended June 30, 2024 and 2023, we recorded an income tax expense of $0.05 million and an income tax expense of $0.01 million respectively. These amounts for each period were lower than the statutory rate of 21%, primarily due to a valuation allowance established against the U.S. deferred tax assets.

We have had no material change in our unrecognized tax benefits since December 31, 2023. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of June 30, 2024 and December 31, 2023, we had no accrued interest or penalties related to unrecognized tax benefits.

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

In March of 2023, CBP issued notices of tariff assessment that indicated an action taken at the Import Specialist (i.e., the port) level with respect to merchandise imported from Thailand under entry number 004-1058562-5 (the “625 Assessment”) and entry number 004-1063793-9 (the “Original 939 Assessment”, and collectively with the 625 Assessment, the “Original CBP Assessments”). The Original CBP Assessments related to certain torque beams that are used in our Voyager+ product that were imported in 2022. In the Original CBP Assessments, CBP asserted that Section 301 China tariffs, Section 232 steel and aluminum tariffs, and antidumping and countervailing duties applied to the merchandise. Based on correspondence received to date from CBP and our calculations based on applicable duty and tariff rates, the 625 Assessment is currently for approximately $2.84 million. In September of 2023, CBP informed us (the "Revised 939 Assessment", and together with the 625 Assessment, the "Revised CBP Assessments") that the amount owed under the Original 939 Assessment was being revised downward to approximately $2.01 million. In particular, CBP accepted our position that the Section 301 tariffs of 25% or 7.5% of the value of the merchandise, depending on tariff classification, as well as the antidumping and countervailing duties, previously assessed under the Original 939 Assessment are not applicable as they are only applicable to articles that originate in China and that, in this case, the finished goods are products of Thailand.

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

CBP has legally finalized both Revised CBP Assessments. We filed a formal protest for the 625 Assessment in September of 2023 and for the Revised 939 Assessment in March of 2024. Based on the above, and under the relevant accounting guidance related to loss contingencies, we have made no accrual for the amounts claimed by CBP as of June 30, 2024, as we do not consider these amounts to be a probable obligation, as such term is defined and interpreted under the relevant accounting guidance, for us at this time. However, because matters of this nature are subject to inherent uncertainties, and unfavorable rulings or developments, including future assessments of additional duties or tariffs owed in respect of other shipments or other materials beyond what is presently included in the Revised CBP Assessments, could occur despite our belief that the tariffs and duties asserted are incorrect, there can be no certainty that the Company may not ultimately incur charges that are not currently recorded as liabilities. Since the outcome of these matters cannot be predicted with certainty, the costs associated with them could have a material adverse effect on our consolidated results of operations, financial position, or liquidity.

15. Stock-based compensation

Stock compensation expense for each period was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Cost of revenue	$240	$316	$456	$1,132
Research and development	93	115	174	364
Selling and marketing	114	271	158	655
General and administrative	838	2,260	2,136	5,701
Total stock compensation expense	$1,285	$2,962	$2,924	$7,852

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

For the three and six months ended June 30, 2023, we incurred $0.5 million and $1.4 million, respectively, of general and administrative expense, including expense relating to stock-based compensation awards, and made cash payments of $0.8 million and $1.7 million, respectively, associated with our engagement of Ayna.

Related party receivables and payables

We have related party receivables at June 30, 2024 and December 31, 2023, totaling $2.6 million and $0.9 million, respectively, for future material costs discounts contractually owed to us by Alpha Steel in connection with the expected receipt of manufacturing incentives available to Alpha Steel under the Inflation Reduction Act as costs are incurred by Alpha Steel to purchase raw materials and manufacture torque tubes and other products that will be used to fulfill purchase orders we issue to Alpha Steel.

We also have related party liabilities to Alpha Steel at June 30, 2024 and December 31, 2023, totaling $0.7 million and $1.5 million, respectively, for the accrued cost of revenue recognized on certain of our customer projects associated with the cost of products that are being manufactured for us by Alpha Steel.

During the three and six months ended June 30, 2024, we made vendor deposits of $1.1 million and $2.7 million, respectively, to Alpha Steel and received invoices from Alpha Steel totaling $3.8 million and $5.5 million, respectively. Our balance of vendor deposits with Alpha Steel as of June 30, 2024 and December 31, 2023 is shown in Note 7, "Prepaids and other current assets" above as "Vendor deposits with related party". After payments and application of vendor deposits to invoices received, we owe $1.0 million to Alpha Steel, which is included in our accounts payable balance at June 30, 2024 (none at December 31, 2023) in our condensed consolidated balance sheets.

17. Net loss per share

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net loss (in thousands)	$(12,241)	$(10,414)	$(21,012)	$(22,176)
Weighted average shares outstanding for calculating basic and diluted loss per share	126,171,278	112,669,296	125,816,080	109,632,336
Basic and diluted loss per share	$(0.10)	$(0.09)	$(0.17)	$(0.20)

For purposes of computing diluted loss per share, weighted average common shares outstanding do not include potentially dilutive securities that are anti-dilutive, as shown below.

	For the three and six months ended June 30,
	2024	2023
Anti-dilutive securities excluded from calculating dilutive loss per share:
Shares of common stock issuable under stock option plans outstanding	2,386,293	6,505,638
Shares of common stock issuable upon vesting of RSUs	11,521,675	9,124,189
Potential common shares excluded from diluted net loss per share calculation	13,907,968	15,629,827

18. Subsequent events

On July 17, 2024, we entered into an employment agreement with Yann Brandt to become our President and Chief Executive Officer and a member of our Board of Directors, all effective as of August 19, 2024. Mr. Brandt, age 41, was Chief Commercial Officer of FlexGen Power Systems Inc. ("FlexGen") from November 2022 and was Chief Financial Officer of FlexGen from February 2021 until November 2022. He previously served as Chief Executive Officer of QuickMount PV from June 2018 until June 2020 and prior to that, was with

Conergy, a downstream solar company where he served as President of the Americas, as well as Global Head of Marketing and Public Relations. He is also a current board member of the Solar Energy Industries Association.

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

Overview

FTC Solar, Inc. (the “Company”, “we”, “our”, or “us”) was founded in 2017 and is incorporated in the state of Delaware. In April 2021, we completed an initial public offering ("IPO"), and our common stock currently trades on the Nasdaq Capital Market under the symbol “FTCI”.

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

Key Factors Affecting Our Performance

Government Regulations. Changes in the U.S. trade environment, including the imposition of import tariffs, AD/CVD investigations and the UFLPA, which became effective in June 2022, can have an impact on the timing of developer projects. The UFLPA resulted in new rules for module importers and reviews by CBP. There is currently uncertainty in the market around achieving full compliance with UFLPA, whether related to sufficient traceability of materials or other factors. Escalating trade tensions, particularly between the United States and China, have led to increased tariffs and trade restrictions, including tariffs applicable to certain raw materials and components for our products. We have taken measures with the intention of mitigating the effect of tariffs and the impact of AD/CVD and UFLPA on our business by reducing our reliance on China and enhancing our U.S.-based supply chain, including through our investment in Alpha Steel, as described further in Note 3, "Equity method investment" in Part I, Item 1 of this Form 10-Q. As an example, we have reduced our reliance on suppliers in China in terms of meeting our supply chain requirements from 90% in 2019 to less than 20% as of the date of this Quarterly Report. As of June 30, 2024, we have qualified suppliers outside of China for certain of our commodities and we continue to work to have second-source capability for all Chinese-manufactured components to help reduce the extent to which our supply chain for U.S.-based projects is subject to existing tariffs and to be able to quickly address potential future regulatory and governmental policy changes. We have entered into partnerships with manufacturers based in the United States, Hong Kong, India, South Africa, Spain, Turkey, Thailand and Vietnam to diversify our supply chain and optimize costs. On June 6, 2022, President Biden issued an Executive Order allowing U.S. solar deployers to import solar modules and cells from Cambodia, Malaysia, Thailand and Vietnam free from certain duties for 24 months, along with other incentives designed to accelerate U.S. domestic production of clean energy technologies. However, on December 29, 2023, Auxin Solar, Inc. and Concept Clean Energy, Inc. filed suit in the U.S. Court of International Trade challenging the legal basis for the moratorium and implementing regulations. If the suit proves successful, solar module importers could owe retroactive duties on goods that have already cleared customs.

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

Disruptions in Transportation and Supply Chain. Our costs are affected by the costs of certain components and materials, such as steel, motors and micro-chips, as well as transportation costs. Current market conditions and international conflicts that constrain the supply of materials and disrupt the flow of materials from international vendors can impact the cost of our products and services, along with overall rates of inflation in the global economy, which have been higher than pre-COVID 19 pandemic historical rates. While certain costs have moderated compared to pre-pandemic rates, domestic fuel prices continue to be elevated. Although we don't believe inflation has had a material impact on our results as presented in this report, such cost increases and decreases could impact our future operating margins, if material.

We have taken steps to expand and diversify our manufacturing partnerships and have adjusted our modes of transportation to mitigate the impact of headwinds that might arise in the global supply chain and logistics markets. As an example, we modified our ocean freight from previously using charter shipments to now using containerized shipments as costs in the container market began to decrease starting in 2022, but more recently have begun to increase. However, we have been able to mitigate some of this increase as a result of increasing our domestic production capabilities. We continue to monitor the logistics markets and will continue to evaluate our use of various modes of transportation when warranted to optimize our transportation costs. Additionally, from February 2022 to September 2023, we utilized a related-party consulting firm to support us in making improvements to our processes and performance in various areas, including design, sourcing, logistics, pricing, software and our distributed generation business. For further information regarding this consulting firm, see Note 16, "Related party transactions" included in our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report with regard to the related-party consulting firm. We also intend to maintain a sharp focus on our design-to-value initiative to continue to improve margins by reducing manufacturing and material costs of our products.

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

Investment in Technology and Personnel. We invest in both the people and technology behind our products. We intend to continue making significant investments in the technology for our products and expansion of our patent portfolio to attract and retain customers, expand the capabilities and scope of our products, and enhance user experience. As an example, in August 2023, we introduced SUNOPS, a cloud-based, tracker-agnostic solar asset monitoring solution allowing asset owners and managers to evaluate the operation and performance of their solar deployments. Additionally, in May 2024, we announced the launch of our Automated Hail Stow Solution, aimed at minimizing solar panel damage caused by hail storms. This solution integrates advanced technology with meteorological data to automatically adjust the positioning of solar panels, reducing the risk of hail-related damage.

We also intend over time to make significant investments to attract and retain employees in key positions, including sales leads, engineers, software developers, quality assurance personnel, supply chain personnel, product management, and operations personnel, to help us drive additional efficiencies across our marketplace and, in the case of sales leads, to continue to enhance and diversify our sales capabilities, including international expansion. For example, in May 2024, we announced the appointment of Tamara Mullings, a former member of our Board of Directors, to be our Senior Vice President, North American Sales and Alberto Echeverria, a tracker industry veteran and the former CEO and Executive Member of the Board of STI Norland, to be our Senior Vice President, International Sales. Additionally, in July 2024, we announced that we had hired Yann Brandt as our new President and Chief Executive Officer and as a new member of our Board of Directors, effective August 19, 2024.

Impact of Climate Change. Climate change has primarily impacted our business operations by increasing demand for solar power generation and, as a result, for use of our products. According to the Federal Energy Regulatory Commission's Energy Infrastructure Update for May 2024, solar has become the largest energy source for new capacity in the first five months of 2024 in the United States.

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

Non-GAAP Financial Measures

Adjusted EBITDA, adjusted net loss and adjusted earnings per share ("EPS")

We utilize Adjusted EBITDA, Adjusted Net Loss, and Adjusted EPS as supplemental measures of our performance. We define Adjusted EBITDA as net loss plus (i) provision for (benefit from) income taxes, (ii) interest expense, net, (iii) depreciation expense, (iv) amortization of intangibles, (v) stock-based compensation, and (vi) non-routine legal fees, severance and certain other costs (credits). We also deduct the contingent gains arising from earnout payments and project escrow releases relating to the disposal of our investment in an unconsolidated subsidiary from net loss in arriving at Adjusted EBITDA. We define Adjusted Net Loss as net loss plus (i) amortization of debt issue costs and intangibles, (ii) stock-based compensation, (iii) non-routine legal fees, severance and certain other costs (credits), and (iv) the income tax expense (benefit) of those adjustments, if any. We also deduct the contingent gains arising from earnout payments and project escrow releases relating to the disposal of our investment in an unconsolidated subsidiary in arriving at Adjusted Net Loss. Adjusted EPS is defined as Adjusted Net Loss on a per share basis using our weighted average diluted shares outstanding.

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

	Three months ended June 30,
	2024		2023
(in thousands, except shares and per share data)	Adjusted EBITDA	Adjusted Net Loss	Adjusted EBITDA	Adjusted Net Loss
Net loss per U.S. GAAP	$(12,241)	$(12,241)	$(10,414)	$(10,414)
Reconciling items -
Provision for (benefit from) income taxes	65	—	(122)	—
Interest (income) expense, net	(1)	—	28	—
Amortization of debt issue costs in interest expense	—	59	—	178
Depreciation expense	274	—	196	—
Amortization of intangibles	134	134	136	136
Stock-based compensation	1,285	1,285	2,962	2,962
Non-routine legal fees (credits)(a)	33	33	(25)	(25)
Adjusted Non-GAAP amounts	$(10,451)	$(10,730)	$(7,239)	$(7,163)

U.S. GAAP net loss per share:
Diluted	N/A	$(0.10)	N/A	$(0.09)

Adjusted Non-GAAP net loss per share (Adjusted EPS):
Diluted	N/A	$(0.09)	N/A	$(0.06)

Weighted-average common shares outstanding:
Diluted	N/A	126,171,278	N/A	112,669,296

(a)	Non-routine legal fees (credits) represent legal fees and other costs (credits) incurred for specific matters that were not ordinary or routine to the operations of the business.

	Six months ended June 30,
	2024		2023
(in thousands, except shares and per share data)	Adjusted EBITDA	Adjusted Net Loss	Adjusted EBITDA	Adjusted Net Loss
Net loss per U.S. GAAP	$(21,012)	$(21,012)	$(22,176)	$(22,176)
Reconciling items -
Provision for (benefit from) income taxes	54	—	9	—
Interest expense, net	135	—	86	—
Amortization of debt issue costs in interest expense	—	236	—	355
Depreciation expense	544	—	390	—
Amortization of intangibles	268	268	276	276
Stock-based compensation	2,924	2,924	7,852	7,852
Gain from disposal of investment in unconsolidated subsidiary(a)	(4,085)	(4,085)	(898)	(898)
Non-routine legal fees(b)	66	66	83	83
Severance credit(c)	—	—	(13)	(13)
Adjusted Non-GAAP amounts	$(21,106)	$(21,603)	$(14,391)	$(14,521)

U.S. GAAP net loss per share:
Diluted	N/A	$(0.17)	N/A	$(0.20)

Adjusted Non-GAAP net loss per share (Adjusted EPS):
Diluted	N/A	$(0.17)	N/A	$(0.13)

Weighted-average common shares outstanding:
Diluted	N/A	125,816,080	N/A	109,632,336

(a)	We exclude the gain from collections of contingent contractual amounts arising from the sale in 2021 of our investment in an unconsolidated subsidiary.
(a)	Non-routine legal fees represent legal fees and other costs incurred for specific matters that were not ordinary or routine to the operations of the business.
(c)	Severance credit represents an adjustment to the restructuring accrual relating to a December 2022 reduction in force.

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

The vast majority of our revenue in the periods presented was attributable to sales by our locations in the United States and Australia. Our revenue growth is dependent on continued growth in the number of solar tracker projects and engineering services we win in competitive bidding processes and growth in our software sales each year, as well as our ability to increase our market share in each of the geographies in which we currently compete, expand our global footprint to new emerging markets, grow our sources of production to meet demand and continue to develop and introduce new and innovative products that address the changing technology and performance requirements of our customers, among other things.

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

Results of Operations - Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

	Three months ended June 30,
	2024		2023
(in thousands, except percentages)	Amounts	Percentage of revenue	Amounts	Percentage of revenue
Revenue:
Product	$8,776	76.8%	$21,074	65.1%
Service	2,654	23.2%	11,285	34.9%
Total revenue	11,430	100.0%	32,359	100.0%
Cost of revenue:
Product	10,467	91.6%	19,152	59.2%
Service	3,306	28.9%	11,006	34.0%
Total cost of revenue	13,773	120.5%	30,158	93.2%
Gross profit (loss)	(2,343)	(20.5%)	2,201	6.8%
Operating expenses
Research and development	1,535	13.4%	1,873	5.8%
Selling and marketing	2,036	17.8%	1,852	5.7%
General and administrative	6,010	52.6%	8,843	27.3%
Total operating expenses	9,581	83.8%	12,568	38.8%
Loss from operations	(11,924)	(104.3%)	(10,367)	(32.0%)
Interest income (expense), net	1	0.0%	(28)	(0.1%)
Other expense, net	(7)	(0.1%)	(141)	(0.4%)
Loss from unconsolidated subsidiary	(246)	(2.2%)	—	0.0%
Loss before income taxes	(12,176)	(106.5%)	(10,536)	(32.6%)
(Provision for) benefit from income taxes	(65)	(0.6%)	122	0.4%
Net loss	$(12,241)	(107.1%)	$(10,414)	(32.2%)

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

	Three months ended June 30,
(in thousands)	2024	2023	$ Change	% Change
Product	$8,776	$21,074	$(12,298)	(58.4)%
Service	2,654	11,285	(8,631)	(76.5)%
Total revenue	$11,430	$32,359	$(20,929)	(64.7)%

Product revenue

The decrease in product revenue for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, was primarily due to a decrease of 62% in the amount of MW produced as activity was adversely impacted by customer project delays during the latter part of 2023, and continuing into 2024, as compared to the same periods in 2022 and 2023. However, we also had an increase of 10% in ASP for the three months ended June 30, 2024, as a result of better pricing as compared to the three months ended June 30, 2023, which partially offset some of the impact of the decline in activity.

Service revenue

The decrease in service revenue for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, primarily resulted from (i) a decrease of 77% in the amount of MW delivered as a result of timing of project deliveries, as well as lower production levels, and (ii) lower engineering consulting and software revenues. This has been partially offset by an increase of 4% in ASP as compared to the three months ended June 30, 2023.

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

	Three months ended June 30,
(in thousands)	2024	2023	$ Change	% Change
Product	$10,467	$19,152	$(8,685)	(45.3)%
Service	3,306	11,006	(7,700)	(70.0)%
Total cost of revenue	$13,773	$30,158	$(16,385)	(54.3)%
Gross profit (loss)	$(2,343)	$2,201	$(4,544)	(206.5)%
Gross profit (loss) percentage of revenue	(20.5%)	6.8%

The decrease in cost of revenue for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, was primarily driven by (i) a decrease of 62% in MW produced, (ii) a decrease of 77% in shipping and logistics activity, and (iii) lower remediation costs.

Our gross margin percentage of revenue for the three months ended June 30, 2024 was a negative 20.5%, as compared to a positive 6.8% for the three months ended June 30, 2023.

We had negative gross margin for the three months ended June 30, 2024 due to (i) the impact of lower revenue levels on our ability to cover certain relatively fixed overhead costs, and (ii) insufficient service revenue to fully cover our warehousing costs.

We had positive gross margin for the three months ended June 30, 2023 largely due to (i) improvements in our direct costs due to our design-to-value efforts and the impact of our cost control initiatives on indirect costs, as well as (ii) higher production activity.

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

	Three months ended June 30,
(in thousands)	2024	2023	$ Change	% Change
Research and development	$1,535	$1,873	$(338)	(18.0%)

The decrease in research and development expenses for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, was primarily attributable to (i) lower spending on lab and other research activities of $0.1 million, (ii) lower payroll costs of $0.1 million due to lower average headcount, and (iii) lower professional service costs of $0.1 million resulting from cost reduction initiatives. Research and development expenses as a percentage of revenue were 13.4% for the three months ended June 30, 2024, as compared to 5.8% for the three months ended June 30, 2023. The increase in the percentage research and development costs to revenue for the three months ended June 30, 2024, is largely a function of the lower level of revenue.

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

	Three months ended June 30,
(in thousands)	2024	2023	$ Change	% Change
Selling and marketing	$2,036	$1,852	$184	9.9%

The increase in selling and marketing expenses for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, was primarily attributable to (i) higher payroll costs of $0.3 million due to higher average headcount, and (ii) higher marketing costs of $0.2 million associated with increased trade show attendance and advertising. This was partially offset by lower provisions for credit losses of $0.3 million. Selling and marketing costs as a percentage of revenue were 17.8% for the three months ended June 30, 2024, compared to 5.7% for the three months ended June 30, 2023.

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

	Three months ended June 30,
(in thousands)	2024	2023	$ Change	% Change
General and administrative	$6,010	$8,843	$(2,833)	(32.0%)

The decrease in general and administrative expenses for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, was primarily attributable to (i) $1.4 million of lower stock-based compensation expense related primarily to (a) forfeiture of awards in connection with our reduction in force in August 2023 and executive terminations during the fourth quarter of 2023, and (b) forfeiture of awards in connection with the September 2023 termination of the Service Agreement with a related party as described further in Note 16, "Related party transactions" in Part I, Item 1 above, (ii) lower professional service fees of $0.5 million, (iii) lower insurance costs of $0.5 million, and (iv) lower payroll costs of $0.4 million as a result of lower average headcount. General and administrative expenses as a percentage of revenue were 52.6% for the three months ended June 30, 2024, compared to 27.3% for the three months ended June 30, 2023, largely due to the lower level of revenue.

Interest expense, net

	Three months ended June 30,
(in thousands)	2024	2023	$ Change	% Change
Interest (income) expense, net	$(1)	$28	$(29)	(103.6)%

Interest expense totaled approximately $0.1 million and $0.3 million during the three months ended June 30, 2024 and 2023, respectively, and primarily consisted of letter of credit and commitment fees on the Credit Facility, along with associated debt issue cost amortization. Interest income earned on our cash equivalents was approximately $0.1 million and $0.3 million during the three months ended June 30, 2024 and 2023, respectively.

Loss from unconsolidated subsidiary

	Three months ended June 30,
(in thousands)	2024	2023	$ Change	% Change
Loss from unconsolidated subsidiary	$246	$—	$246	N/A

The loss from unconsolidated subsidiary for the three months ended June 30, 2024, represents our share of the net operating losses incurred by Alpha Steel during the period.

Results of Operations - Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

	Six months ended June 30,
	2024		2023
(in thousands, except percentages)	Amounts	Percentage of revenue	Amounts	Percentage of revenue
Revenue:
Product	$19,681	81.9%	$53,653	73.2%
Service	4,336	18.1%	19,600	26.8%
Total revenue	24,017	100.0%	73,253	100.0%
Cost of revenue:
Product	22,834	95.1%	50,919	69.5%
Service	5,634	23.5%	18,098	24.7%
Total cost of revenue	28,468	118.5%	69,017	94.2%
Gross profit (loss)	(4,451)	(18.5%)	4,236	5.8%
Operating expenses
Research and development	2,974	12.4%	3,795	5.2%
Selling and marketing	4,424	18.4%	3,563	4.9%
General and administrative	12,577	52.4%	19,642	26.8%
Total operating expenses	19,975	83.2%	27,000	36.9%
Loss from operations	(24,426)	(101.7%)	(22,764)	(31.1%)
Interest expense, net	(135)	(0.6%)	(86)	(0.1%)
Gain from disposal of investment in unconsolidated subsidiary	4,085	17.0%	898	1.2%
Other income (expense), net	29	0.1%	(215)	(0.3%)
Loss from unconsolidated subsidiary	(511)	(2.1%)	—	0.0%
Loss before income taxes	(20,958)	(87.3%)	(22,167)	(30.3%)
Provision for income taxes	(54)	(0.2%)	(9)	0.0%
Net loss	$(21,012)	(87.5%)	$(22,176)	(30.3%)

Revenue

	Six months ended June 30,
(in thousands)	2024	2023	$ Change	% Change
Product	$19,681	$53,653	$(33,972)	(63.3)%
Service	4,336	19,600	(15,264)	(77.9)%
Total revenue	$24,017	$73,253	$(49,236)	(67.2)%

Product revenue

The decrease in product revenue for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, was primarily due to a decrease of 68% in the amount of MW produced as activity was adversely impacted by customer project delays during the latter part of 2023, and continuing into 2024, as compared to the same periods in 2022 and 2023. However, we also had an increase of 16% in ASP for the six months ended June 30, 2024, as a result of better pricing as compared to the six months ended June 30, 2023, which partially offset some of the impact of the decline in activity.

Service revenue

The decrease in service revenue for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily resulted from (i) a decrease of 76% in the amount of MW delivered as a result of timing of project deliveries, as well as lower production levels, (ii) lower engineering consulting and software revenues, and (iii) a decrease of 6% in ASP as compared to the six months ended June 30, 2023.

Cost of revenue and gross profit (loss)

Gross profit may vary from period-to-period and is primarily affected by our ASP, product costs, timing of tracker production and delivery, customer mix, geographical mix, shipping method, logistics costs, warranty costs, indirect cost control efforts and seasonality.

	Six months ended June 30,
(in thousands)	2024	2023	$ Change	% Change
Product	$22,834	$50,919	$(28,085)	(55.2)%
Service	5,634	18,098	(12,464)	(68.9)%
Total cost of revenue	$28,468	$69,017	$(40,549)	(58.8)%
Gross profit (loss)	$(4,451)	$4,236	$(8,687)	(205.1)%
Gross profit (loss) percentage of revenue	(18.5%)	5.8%

The decrease in cost of revenue for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, was primarily driven by (i) a decrease of 68% in MW produced, (ii) a decrease of 76% in shipping and logistics activity, and (iii) by lower (a) remediation costs, (b) obsolete and slow-moving inventory provisions, and (c) stock-based compensation expense during the current period.

Our gross margin percentage of revenue for the six months ended June 30, 2024 was a negative 18.5%, as compared to a positive 5.8% for the six months ended June 30, 2023.

We had negative gross margin for the six months ended June 30, 2024 as (i) production volumes were not sufficient to cover certain relatively fixed overhead costs, and (ii) our service revenue was not sufficient to fully cover our warehousing and certain other costs.

We had positive gross margin for the six months ended June 30, 2023 due to (i) better product ASP, (ii) improvements in our direct costs due to our design-to-value efforts and the impact of our cost control initiatives on indirect costs, (iii) higher production activity and (iv) positive margins on our shipping and logistics services.

Research and development

	Six months ended June 30,
(in thousands)	2024	2023	$ Change	% Change
Research and development	$2,974	$3,795	$(821)	(21.6%)

The decrease in research and development expenses for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, was primarily attributable to (i) lower stock-based compensation costs of $0.2 million, largely due to (a) award forfeitures resulting from a reduction in force in August 2023, as well as (b) the absence of stock award grants during the six months ended June 30, 2024 for incentive compensation, as compared to the issuance of such awards for incentive compensation earned during the six months ended June 30, 2023, (ii) lower spending on lab and other research activities of $0.2 million, (iii) lower payroll costs of $0.2 million due to lower average headcount, and (iv) lower software licensing and subscription costs of approximately $0.2 million. Research and development expenses as a percentage of revenue were 12.4% for six months ended June 30, 2024, as compared to 5.2% for the six months ended June 30, 2023. The increase in the percentage research and development costs to revenue for the six months ended June 30, 2024, is largely a function of the lower level of revenue.

Selling and marketing

	Six months ended June 30,
(in thousands)	2024	2023	$ Change	% Change
Selling and marketing	$4,424	$3,563	$861	24.2%

The increase in selling and marketing expenses for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, was primarily attributable to (i) higher payroll expense of $0.7 million due to higher average headcount, (ii) higher provisions for credit losses of $0.4 million related mainly to a charge associated with a specific customer account during the six months ended June 30, 2024, and (iii) higher marketing, travel and professional service costs. These increased costs were partially offset by lower stock-based compensation costs of $0.5 million. Selling and marketing costs as a percentage of revenue were 18.4% for the six months ended June 30, 2024, compared to 4.9% for the six months ended June 30, 2023.

General and administrative

	Six months ended June 30,
(in thousands)	2024	2023	$ Change	% Change
General and administrative	$12,577	$19,642	$(7,065)	(36.0%)

The decrease in general and administrative expenses for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, was primarily attributable to $3.6 million of lower stock-based compensation expense related primarily to (i) forfeiture of awards in connection with the September 2023 termination of the Service Agreement with a related party as described further in Note 16, "Related party transactions" in Part I, Item 1 above, (ii) forfeiture of awards in connection with our reduction in force in August 2023 and executive terminations during the fourth quarter of 2023, and (iii) the absence of stock-based incentive compensation awards during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. In addition, the terminations described above contributed to lower payroll expense of $1.3 million during the six months ended June 30, 2024 and we were able to lower our insurance costs by $1.3 million and our legal costs by $0.6 million as compared to the six months ended June 30, 2023. General and administrative expenses as a percentage of revenue were 52.4% for the six months ended June 30, 2024, compared to 26.8% for the six months ended June 30, 2023, largely due to the lower level of revenue.

Interest expense, net

	Six months ended June 30,
(in thousands)	2024	2023	$ Change	% Change
Interest expense, net	$135	$86	$49	57.0%

Interest expense totaled approximately $0.4 million and $0.6 million during the six months ended June 30, 2024 and 2023, respectively, and primarily consisted of letter of credit and commitment fees on the Credit Facility, along with associated debt issue cost amortization. Interest income earned on our cash equivalents was approximately $0.3 million and $0.5 million during the six months ended June 30, 2024 and 2023, respectively.

Gain from disposal of investment in unconsolidated subsidiary

	Six months ended June 30,
(in thousands)	2024	2023	$ Change	% Change
Gain from disposal of investment in unconsolidated subsidiary	$4,085	$898	$3,187	354.9%

We sold our interest in our unconsolidated subsidiary, Dimension Energy LLC ("Dimension"), on June 24, 2021. Dimension is a community solar developer based in Atlanta, Georgia that provides renewable energy solutions for local communities in the United States. The sales agreement with Dimension included an earnout provision which provides the potential to receive additional contingent consideration of up to approximately $14.0 million through December 2024, based on Dimension achieving certain performance milestones. The sales agreement also includes a projects escrow release which is an additional contingent consideration to receive $7 million based on Dimension’s completion of certain construction projects in progress at the time of the sale. We made an accounting policy election to account for the contingent gains arising from earnout payments and project escrow releases only when those amounts become realizable in the periods subsequent to the disposal date. During the six months ended June 30, 2024 and 2023, we received earnout and escrow release payments of $4.1 million and $0.9 million, respectively, that were recognized in accordance with our policy election. Since the sale of our interest in Dimension, we have received a total of $7.4 million in contingent earnout and escrow release payments through June 30, 2024.

Loss from unconsolidated subsidiary

	Six months ended June 30,
(in thousands)	2024	2023	$ Change	% Change
Loss from unconsolidated subsidiary	$511	$—	$511	N/A

The loss from unconsolidated subsidiary for the six months ended June 30, 2024, represents our share of the net operating losses incurred by Alpha Steel during the period.

Liquidity and Capital Resources

Liquidity

Since our inception, we have financed our operations primarily through sales of shares of common stock, including our IPO in April 2021, issuance of debt and payments from our customers. Our ability to generate positive cash flow from operations is dependent on our level of production, contract payment terms, timely collections from our customers and the strength of our gross margins.

We have incurred cumulative losses since inception and have a history of cash outflows from operations. As of June 30, 2024, we had $10.8 million of cash on hand, $33.0 million of working capital and approximately $64.9 million of remaining capacity available for future sales of our common stock under our ATM program as defined and described further in Note 4, "ATM program" in the notes to condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report. There can be no assurance that we will be able to sell any additional shares of our common stock under the ATM program and no assurance regarding the price at which we will be able to sell such shares, and any sales of our common stock under the ATM program may be at prices that result in additional dilution to our existing stockholders.

On December 22, 2023, we received notification from The Nasdaq Stock Market LLC (“Nasdaq”) that we were not in compliance with the requirement to maintain a minimum closing bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5450(a)(1), because the closing bid price of the Company’s common stock was below $1.00 per share for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were initially given a period of 180 calendar days from the date of notification, or until June 19, 2024, to regain compliance with the minimum bid price requirement, which was not achieved. Effective May 31, 2024, trading in our common stock transferred from the Nasdaq Global Market to the Nasdaq Capital Market. On June 21, 2024, we received notification from Nasdaq that we were approved for an additional 180-day period, or until December 17, 2024, to cure the bid price deficiency in accordance with Nasdaq Listing Rule 5810(c)(3)(A). We are currently evaluating all of our options to achieve compliance with Nasdaq requirements for continued listing, which may include effecting a reverse stock split, if necessary, at least 10 days prior to December 17, 2024. At this time, our common stock continues to trade on the Nasdaq Capital Market under the symbol "FTCI". If at any time before December 17, 2024 the bid price of our common stock closes at or above $1.00 per share for a minimum of ten consecutive business days, Nasdaq will provide written notification that we have achieved compliance with this minimum bid price requirement. If we fail to regain compliance with the minimum bid price requirement during this second 180-day period, then Nasdaq will notify us that our common stock is subject to delisting.

Effective April 30, 2024, our Senior Secured Revolving Credit Facility ("Credit Facility) expired unused and has not been replaced as of June 30, 2024. We continue to evaluate additional opportunities to obtain financing.

At June 30, 2024, we had a contractual obligation that could require us to make additional capital contributions of up to $0.8 million to Alpha Steel, as well as make a minimum level of purchases from Alpha Steel, as described further in Note 3, "Equity method investment" in the notes to condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report. In the event we were to fail to meet our minimum required purchase commitments during a specified period, including the current period from January 1, 2024 to June 30, 2025, we may be required to make a cash payment for the net profit attributable to any unfilled requirements, calculated as specified in the agreement, in an amount not to exceed $4.0 million in the aggregate.

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

We have taken steps to expand and diversify our manufacturing partnerships and have adjusted our modes of transportation to mitigate the impact of headwinds that might arise in the global supply chain and logistics markets. As an example, we modified our ocean freight from previously using charter shipments to now using containerized shipments as costs in the container market began to decrease starting in 2022, but more recently have begun to increase. However, we have been able to mitigate some of this increase as a result of increasing our domestic production capabilities. We continue to monitor the logistics markets and will continue to evaluate our use of various modes of transportation when warranted to optimize our transportation costs. Additionally, from February 2022 to September 2023, we utilized a related-party consulting firm to support us in making improvements to our processes and performance in various areas, including design, sourcing, logistics, pricing, software and our distributed generation business. For further information regarding this consulting firm, see Note 16, "Related party transactions" in the notes to condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report. These steps, and others, have allowed us to improve our business processes and lower our product cost structure, thus improving our direct product margins in recent periods. As an example, we generated positive gross profit during each quarter in 2023. Additionally, we have made substantial progress in lowering our operating costs, showing significant improvement since becoming a public company, as well as in comparison to the prior year periods included in this Quarterly Report. These combined factors have allowed us to significantly lower the estimated quarterly revenue level that we believe is required to break even. However, our low revenue levels for the three and six months ended June 30, 2024, have prevented us from continuing to show positive quarterly gross profit in 2024, similar to 2023, as revenues have not been sufficient to fully cover our indirect costs.

Similar to previous periods, we continue to evaluate additional opportunities in 2024 to address existing market challenges, our cost structure and our historical use of cash. In 2023, (i) we introduced a new mounting solution to support the installation and use of U.S.-manufactured thin-film modules, (ii) Pioneer, our 1P solar tracker solution, became certified, and (iii) we introduced SUNOPS, a cloud-based, tracker agnostic solar asset monitoring solution allowing asset owners and managers to evaluate the operation and performance of their solar deployments. We have continued to enhance our customer offerings in 2024, including the launch of our Automated Hail Stow Solution which is aimed at minimizing solar panel damage caused by hail storms. As described elsewhere in this Quarterly Report, we also have recently added experienced and accomplished leadership talent to head our North America and International sales organizations and have named a new President and Chief Executive Officer with significant experience in the solar industry who will join us on August 19, 2024.

In accordance with Accounting Standards Codification ("ASC") 205-40, Going Concern, we have evaluated whether there are conditions and events, considered in the aggregate, which raise substantial doubt about our ability to continue as a going concern within one year after the date our condensed consolidated financial statements are issued.

Management believes that our existing cash on hand, as well as the continuing impact of certain of the actions described within this memo and our expectations of (i) the expected timing of future customer project activity, including activity related to certain large project awards previously received, and (ii) the positive results in recent periods from our efforts to increase our direct product margins and lower our cost structure, will allow us to grow profitably and generate positive cash flow from operations during the next twelve months in amounts that will be sufficient, along with our other available resources such as our existing working capital and, the remaining capacity available for future sales of our common stock under our ATM program, to fund our operations for at least one year from the date of issuance of our condensed consolidated financial statements.

While there are already many underlying drivers of growth in the solar industry, the expected positive impact on demand for our products from these drivers of growth could take longer than expected to occur because the timing of construction activity by existing customers and solar project developers can be uncertain. As an example, we have experienced in recent periods customer delays caused by interconnection issues, equipment shortages and the timing and ability of obtaining financing at acceptable levels. In addition, domestic and international market conditions, including differences between margins on international and U.S. projects, could deteriorate significantly from what we currently expect, and regulatory and international trade policies could become more stringent as a result of (i) findings from an ongoing Solar Circumvention Investigation in response to a petition by Auxin Solar, Inc. of claims related to alleged circumvention of AD/CVD by solar manufacturers in certain Southeast Asian countries, (ii) enforcement of the UFLPA passed by the U.S. Congress and signed into law by President Biden on December 23, 2021, by CBP, and (iii) other factors, which may result in a need for us to issue additional debt or obtain new equity financing to adequately fund our existing operations beyond the next twelve months. We continue to actively explore options to obtain additional sources of capital through the issuance of new debt, asset financing or other potential measures for our longer-term needs. However, we may be unable to obtain any desired additional financing on terms favorable to us, or at all, depending on market and other conditions, which could result in curtailment of our current operations and our ability to further invest in our products and new technology. The ability to raise additional financing depends on numerous factors, some of which are outside of our control, including macroeconomic factors such as the impact of inflation, the level of interest rates, supply chain or other effects from the ongoing conflicts in the Ukraine and the Middle East, general market conditions, the health of financial institutions (including recent bankruptcies and financial difficulties involving certain regional banks and related impacts that have occurred and continue to occur in the banking industry), investors' and lenders' assessments of our prospects and the prospects of the solar industry in general and the ability of our common stock to continue to trade in active markets.

Statements of cash flows

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Six months ended June 30,
(in thousands)	2024	2023
Net cash used in operations	$(15,635)	$(30,809)
Net cash provided by (used in) investing activities	1,154	(197)
Net cash provided by financing activities	3	20,577
Effect of exchange rate changes on cash and cash equivalents	22	(139)
Decrease in cash and cash equivalents	$(14,456)	$(10,568)

Operating activities

During the six months ended June 30, 2024, we used approximately $17.1 million of cash to fund a portion of our current period expenditures for personnel and facilities, legal and professional fees, insurance, research and development and various other operating activities. This compares to approximately $9.2 million of cash used during the six months ended June 30, 2023, also to fund a portion of our prior period expenditures for various operating activities as described above.

Approximately $1.5 million of cash was generated from working capital and other decreases during the six months ended June 30, 2024, primarily as a result of production activity and the timing of customer receipts, including the settlement reached with a major customer as described further in Note 5, "Accounts receivable, net" in the notes to condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report, and payments to our vendors. During the six months ended June 30, 2023, we used approximately $21.6 million of cash for working capital and other increases as a result of production activity and the timing of customer receipts, net of vendor payments.

Our working capital decreased by $20.8 million from $53.8 million at December 31, 2023 to $33.0 million at June 30, 2024. The decrease was largely attributable to (i) the use of cash to fund current period expenditures as described above and (ii) the impact of lower activity levels on the amount of billed and unbilled accounts receivables during the six months ended June 30, 2024.

Investing activities

During the six months ended June 30, 2024, we made additional equity investments of $1.8 million in Alpha Steel, a manufacturing partnership with Taihua, in which we hold a 45% interest. Pursuant to our agreement with Alpha Steel, we could be required to make up to $0.8 million in future additional capital contributions as Alpha Steel continues to expand production. We also spent nearly $1.1 million, mainly for tooling and new computer and IT equipment, as well as leasehold improvements, during the six months ended June 30, 2024. In addition, we received $4.1 million of contingent earnout payments in connection with the June 2021 sale of our equity interest in Dimension.

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

Revolving line of credit

Our Credit Facility, entered into in 2021 with various lenders, including Barclays Bank PLC, as issuing lender, the swingline lender and as administrative agent, expired unused on April 30, 2024. The Credit Facility has not currently been replaced.

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

Adjustments to the allowance are largely dependent on historical experience involving amounts previously collected from our customers in recent years or based on specific changes in a customer's ability to pay. As an example, we recognized a $0.6 million credit loss provision in our selling and marketing expenses during the six months ended June 30, 2024, primarily related to a specific customer's inability to fully pay amounts owed. Historical experience, when used in making such adjustments, may not reflect current actual experience.

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

In estimating the fair value of the consolidated company, we used our market capitalization based on our closing stock price on the Nasdaq Capital Market at June 30, 2024. Our daily closing stock price is affected by numerous factors, some of which may not directly involve the operations of the company and, historically, has demonstrated high volatility.

We did not identify any impairments of our long-lived assets, intangible assets or goodwill during the six months ended June 30, 2024 and 2023.

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

Fair value of financial instruments

Our financial instruments consist of cash, cash equivalents, accounts receivable, short-term loans and accounts payable. Cash, cash equivalents, accounts receivable, short-term loans and accounts payable are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date.

We had $10.8 million of cash and cash equivalents on hand, the vast majority of which was located in the United States, and no debt outstanding as of June 30, 2024. We regularly maintain cash balances with various financial institutions that exceed federally insured amounts, but we have experienced no losses associated with these amounts to date. We also took action in early 2023 to reallocate cash balances between different financial institutions based on our assessment as to the financial health of certain institutions.

Certain of our cash equivalents include deposits in money market funds that invest primarily in short-term securities issued or guaranteed by the U.S. government or its agencies or instrumentalities and contain no restrictions on immediate redemption. The carrying value for these money market fund deposits approximates fair value based on quoted prices in active markets for units held (Level 1 classification) and totaled $5.9 million at June 30, 2024 and $13.9 million at December 31, 2023.

We have no other financial instruments as of June 30, 2024 or December 31, 2023, other than cash equivalents, short-term loans and certain non-functional currency intercompany and third-party receivables and payables, which are subject to foreign exchange, interest rate or market risks.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chairman of the Board of Directors (functioning as our principal executive officer) and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chairman of the Board of Directors and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024 in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various claims, lawsuits, investigations, and other proceedings, arising in the normal course of business.

In March of 2023, CBP issued notices of tariff assessment that indicated an action taken at the Import Specialist (i.e., the port) level with respect to merchandise imported from Thailand under entry number 004-1058562-5 (the “625 Assessment”) and entry number 004-1063793-9 (the “Original 939 Assessment”, and collectively with the 625 Assessment, the “Original CBP Assessments”). The Original CBP Assessments related to certain torque beams that are used in our Voyager+ product that were imported in 2022. In the Original CBP Assessments, CBP asserted that Section 301 China tariffs, Section 232 steel and aluminum tariffs, and antidumping and countervailing duties applied to the merchandise. Based on correspondence received to date from CBP and our calculations based on applicable duty and tariff rates, the 625 Assessment is currently for approximately $2.84 million. In September of 2023, CBP informed us (the "Revised 939 Assessment", and together with the 625 Assessment, the "Revised CBP Assessments") that the amount owed under the Original 939 Assessment was being revised downward to approximately $2.01 million. In particular, CBP accepted our position that the Section 301 tariffs of 25% or 7.5% of the value of the merchandise, depending on tariff classification, as well as the antidumping and countervailing duties, previously assessed under the Original 939 Assessment are not applicable as they are only applicable to articles that originate in China and that, in this case, the finished goods are products of Thailand.

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

CBP has legally finalized both Revised CBP Assessments. We filed a formal protest for the 625 Assessment in September of 2023 and for the Revised 939 Assessment in March of 2024. Based on the above, and under the relevant accounting guidance related to loss contingencies, we have made no accrual for the amounts claimed by CBP as of June 30, 2024, as we do not consider these amounts to be a probable obligation, as such term is defined and interpreted under the relevant accounting guidance, for us at this time. However, because matters of this nature are subject to inherent uncertainties, and unfavorable rulings or developments, including future assessments of additional duties or tariffs owed in respect of other shipments or other materials beyond what is presently included in the Revised CBP Assessments, could occur despite our belief that the tariffs and duties asserted are incorrect, there can be no certainty that the Company may not ultimately incur charges that are not currently recorded as liabilities. Since the outcome of these matters cannot be predicted with certainty, the costs associated with them could have a material adverse effect on our consolidated results of operations, financial position, or liquidity.

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
Furnish the information required by Item 407(c)(3) of Regulation S-K (§229.407 of this chapter)

None

(c)
Furnish the information required by Item 408(a) of Regulation S-K (17 CFR 229.408(a)).

Effective June 10, 2024, Tamara Mullings, a former member of our Board of Directors and our current Senior Vice President, North American Sales, terminated her stock trading plan adopted on December 11, 2023, relating to the sale of up to 73,655 shares of common stock over the period March 5, 2024 to December 31, 2024. This stock trading plan was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Securities Exchange Act of 1934.

None of our other directors or officers adopted, amended or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K during the three months ended June 30, 2024.

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

Employment Agreement, dated July 17, 2024, between FTC Solar, Inc. and Yann Brandt (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2024 and incorporated herein by reference)

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

FTC SOLAR, INC.

Date: August 8, 2024	/s/ Cathy Behnen
Cathy Behnen, Chief Financial Officer