Form 10-Q
period 2024-09-30
FTC Solar, Inc.
filed 2024-11-12
CIK 1828161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

As of October 31, 2024, 127,767,183 shares of the registrant's common stock were outstanding.

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

ITEM 1. FINANCIAL STATEMENTS

FTC Solar, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except shares and per share data)	September 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$8,255	$25,235
Accounts receivable, net	37,345	65,279
Inventories	15,124	3,905
Prepaid and other current assets	15,502	14,089
Total current assets	76,226	108,508
Operating lease right-of-use assets	1,720	1,819
Property and equipment, net	2,409	1,823
Intangible assets, net	137	542
Goodwill	7,421	7,353
Equity method investment	1,273	240
Other assets	2,507	2,785
Total assets	$91,693	$123,070
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$18,742	$7,979
Accrued expenses	23,965	34,848
Income taxes payable	333	88
Deferred revenue	4,444	3,612
Other current liabilities	9,862	8,138
Total current liabilities	57,346	54,665
Operating lease liability, net of current portion	883	1,124
Other non-current liabilities	3,056	4,810
Total liabilities	61,285	60,599
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock par value of $0.0001 per share, 10,000,000 shares authorized; none issued as of September 30, 2024 and December 31, 2023	—	—
Common stock par value of $0.0001 per share, 850,000,000 shares authorized; 127,723,582 and 125,445,325 shares issued and outstanding as of September 30, 2024 and December 31, 2023	13	13
Treasury stock, at cost; 10,762,566 shares as of September 30, 2024 and December 31, 2023	—	—
Additional paid-in capital	366,132	361,886
Accumulated other comprehensive loss	(231)	(293)
Accumulated deficit	(335,506)	(299,135)
Total stockholders’ equity	30,408	62,471
Total liabilities and stockholders’ equity	$91,693	$123,070

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except shares and per share data)	2024	2023	2024	2023
Revenue:
Product	$7,411	$27,274	$27,092	$80,927
Service	2,725	3,274	7,061	22,874
Total revenue	10,136	30,548	34,153	103,801
Cost of revenue:
Product	11,798	22,775	34,632	73,694
Service	2,644	4,394	8,278	22,492
Total cost of revenue	14,442	27,169	42,910	96,186
Gross profit (loss)	(4,306)	3,379	(8,757)	7,615
Operating expenses
Research and development	1,467	1,921	4,441	5,716
Selling and marketing	2,406	6,324	6,830	9,887
General and administrative	6,797	11,411	19,374	31,053
Total operating expenses	10,670	19,656	30,645	46,656
Loss from operations	(14,976)	(16,277)	(39,402)	(39,041)
Interest income (expense), net	24	(108)	(111)	(194)
Gain from disposal of investment in unconsolidated subsidiary	—	—	4,085	898
Other income (expense), net	93	(50)	122	(265)
Loss from unconsolidated subsidiary	(256)	(336)	(767)	(336)
Loss before income taxes	(15,115)	(16,771)	(36,073)	(38,938)
Provision for income taxes	(244)	(166)	(298)	(175)
Net loss	(15,359)	(16,937)	(36,371)	(39,113)
Other comprehensive income (loss):
Foreign currency translation adjustments	207	(38)	62	(451)
Comprehensive loss	$(15,152)	$(16,975)	$(36,309)	$(39,564)
Net loss per share:
Basic and diluted	$(0.12)	$(0.14)	$(0.29)	$(0.35)
Weighted-average common shares outstanding:
Basic and diluted	127,380,292	119,793,821	126,234,997	112,794,562

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

For the three and nine months ended September 30, 2024:

	Preferred stock		Common stock		Treasury stock
(in thousands, except shares)	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-In capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
Balance as of December 31, 2023	—	$—	125,445,325	$13	10,762,566	$—	$361,886	$(293)	$(299,135)	$62,471
Shares issued during the period for vested restricted stock awards	—	—	506,928	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,639	—	—	1,639
Net loss	—	—	—	—	—	—	—	—	(8,771)	(8,771)
Other comprehensive loss	—	—	—	—	—	—	—	(181)	—	(181)
Balance as of March 31, 2024	—	—	125,952,253	13	10,762,566	—	363,525	(474)	(307,906)	55,158
Shares issued during the period for vested restricted stock awards	—	—	1,009,094	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	41,233	—	—	—	3	—	—	3
Stock-based compensation	—	—	—	—	—	—	1,285	—	—	1,285
Net loss	—	—	—	—	—	—	—	—	(12,241)	(12,241)
Other comprehensive gain	—	—	—	—	—	—	—	36	—	36
Balance as of June 30, 2024	—	—	127,002,580	13	10,762,566	—	364,813	(438)	(320,147)	44,241
Shares issued during the period for vested restricted stock awards	—	—	718,424	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	2,578	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,319	—	—	1,319
Net loss	—	—	—	—	—	—	—	—	(15,359)	(15,359)
Other comprehensive gain	—	—	—	—	—	—	—	207	—	207
Balance as of September 30, 2024	—	$—	127,723,582	$13	10,762,566	$—	$366,132	$(231)	$(335,506)	$30,408

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Continued)

(unaudited)

For the three and nine months ended September 30, 2023:

	Preferred stock		Common stock		Treasury stock
(in thousands, except shares)	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-In capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
Balance as of December 31, 2022	—	$—	105,032,588	$11	10,762,566	$—	$315,345	$(61)	$(248,845)	$66,450
Shares issued during the period for vested restricted stock awards	—	—	1,498,987	—	—	—	2,775	—	—	2,775
Issuance of common stock upon exercise of stock options	—	—	265,125	—	—	—	51	—	—	51
Shares issued for legal settlement	—	—	797,396	—	—	—	2,000	—	—	2,000
Sale of shares	—	—	2,683,000	—	—	—	6,292	—	—	6,292
Stock offering costs	—	—	—	—	—	—	(32)	—	—	(32)
Stock-based compensation	—	—	—	—	—	—	2,472	—	—	2,472
Net loss	—	—	—	—	—	—	—	—	(11,762)	(11,762)
Other comprehensive loss	—	—	—	—	—	—	—	(5)	—	(5)
Balance as of March 31, 2023	—	—	110,277,096	11	10,762,566	—	328,903	(66)	(260,607)	68,241
Shares issued during the period for vested restricted stock awards	—	—	1,213,037	—	—	—	2,085	—	—	2,085
Issuance of common stock upon exercise of stock options	—	—	39,087	—	—	—	—	—	—	—
Sale of shares	—	—	6,589,000	1	—	—	17,347	—	—	17,348
Stock offering costs	—	—	—	—	—	—	(127)	—	—	(127)
Stock-based compensation	—	—	—	—	—	—	2,669	—	—	2,669
Net loss	—	—	—	—	—	—	—	—	(10,414)	(10,414)
Other comprehensive loss	—	—	—	—	—	—	—	(408)	—	(408)
Balance as of June 30, 2023	—	—	118,118,220	12	10,762,566	—	350,877	(474)	(271,021)	79,394
Shares issued during the period for vested restricted stock awards	—	—	595,097	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	403,749	—	—	—	170	—	—	170
Sale of shares	—	—	6,149,885	—	—	—	10,367	—	—	10,367
Stock offering costs	—	—	—	—	—	—	(74)	—	—	(74)
Share repurchase and retirement	—	—	(312,500)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,192	—	—	1,192
Net loss	—	—	—	—	—	—	—	—	(16,937)	(16,937)
Other comprehensive loss	—	—	—	—	—	—	—	(38)	—	(38)
Balance as of September 30, 2023	—	$—	124,954,451	$12	10,762,566	$—	$362,532	$(512)	$(287,958)	$74,074

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
(in thousands)	2024	2023
Cash flows from operating activities
Net loss	$(36,371)	$(39,113)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	4,243	9,044
Depreciation and amortization	1,229	1,004
Gain from sale of property and equipment	—	(2)
Amortization of debt issue costs	236	532
Provision for obsolete and slow-moving inventory	177	1,261
Loss from unconsolidated subsidiary	767	336
Gain from disposal of investment in unconsolidated subsidiary	(4,085)	(898)
Warranty and remediation provisions	4,735	3,938
Warranty recoverable from manufacturer	388	45
Credit loss provisions	1,330	4,302
Deferred income taxes	220	221
Lease expense and other	861	748
Impact on cash from changes in operating assets and liabilities:
Accounts receivable	26,604	(26,625)
Inventories	(11,396)	9,033
Prepaid and other current assets	(1,403)	(3,122)
Other assets	(514)	67
Accounts payable	10,622	(6,160)
Accruals and other current liabilities	(13,502)	5,491
Deferred revenue	832	(138)
Other non-current liabilities	(2,013)	(5,740)
Lease payments and other, net	(968)	(607)
Net cash used in operations	(18,008)	(46,383)
Cash flows from investing activities:
Purchases of property and equipment	(1,355)	(460)
Equity method investment in Alpha Steel	(1,800)	(900)
Proceeds from disposal of investment in unconsolidated subsidiary	4,085	898
Net cash provided by (used in) investing activities	930	(462)
Cash flows from financing activities:
Sale of common stock	—	34,007
Stock offering costs paid	—	(95)
Proceeds from stock option exercises	3	221
Net cash provided by financing activities	3	34,133
Effect of exchange rate changes on cash and cash equivalents	95	(153)
Decrease in cash and cash equivalents	(16,980)	(12,865)
Cash and cash equivalents at beginning of period	25,235	44,385
Cash and cash equivalents at end of period	$8,255	$31,520

Supplemental disclosures of cash flow information:
Purchases of property and equipment included in ending accounts payable and accruals	$225	$146
Stock issued for accrued legal settlement	$—	$2,000
Right-of-use asset and lease liability recognition for new leases	$500	$1,417
Cash paid during the period for interest	$211	$436
Cash paid during the period for taxes, net of refunds	$113	$331

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

2. Summary of significant accounting policies

Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements include the results of the Company and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments of a normal recurring nature have been made that are considered necessary for a fair statement of our financial position as of September 30, 2024, and December 31, 2023, our results of operations for the three and nine months ended September 30, 2024 and 2023, and our cash flows for the nine months ended September 30, 2024 and 2023. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the Company’s audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. Intercompany balances and transactions have been eliminated in consolidation.

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

Liquidity

We have incurred cumulative losses since inception and have a history of cash outflows from operations. As of September 30, 2024, we had $8.3 million of cash on hand, $18.9 million of working capital and approximately $64.9 million of remaining capacity available for future sales of our common stock under our ATM program as defined and described further in Note 4, "ATM program" below. There can be no assurance that we will be able to sell any additional shares of our common stock under the ATM program and no assurance regarding the price at which we will be able to sell such shares, and any sales of our common stock under the ATM program may be at prices that result in additional dilution to our existing stockholders.

On December 22, 2023, we received notification from The Nasdaq Stock Market LLC (“Nasdaq”) that we were not in compliance with the requirement to maintain a minimum closing bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5450(a)(1), because the closing bid price of the Company’s common stock was below $1.00 per share for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were initially given a period of 180 calendar days from the date of notification, or until June 19, 2024, to regain compliance with the minimum bid price requirement, which was not achieved. Effective May 31, 2024, trading in our common stock transferred from the Nasdaq Global Market to the Nasdaq Capital Market. On June 21, 2024, we received notification from Nasdaq that we were approved for an additional 180-day period, or until December 17, 2024, to cure the bid price deficiency in accordance with Nasdaq Listing Rule 5810(c)(3)(A). In order to achieve compliance with the Nasdaq requirements for continued listing, on November 8, 2024, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to effect a reverse stock split at a ratio ranging from 1-for-5 to 1-for 25, with the exact ratio to be determined by our Board of Directors. At this time, our common stock continues to trade on the Nasdaq Capital Market under the symbol "FTCI". If at any time before December 17, 2024, the bid price of our common stock closes at or above $1.00 per share for a minimum of ten consecutive business days, Nasdaq will provide written notification that we have achieved compliance with this minimum bid price requirement. If we fail to regain compliance with the minimum bid price requirement during this second 180-day period, then Nasdaq will notify us that our common stock is subject to delisting.

Effective April 30, 2024, our Senior Secured Revolving Credit Facility ("Credit Facility) expired unused and has not been replaced as of September 30, 2024. As described further in Note 18, "Subsequent events" below, we signed a binding term sheet on November 8, 2024, with an institutional investor, for the issuance of $15 million in long-term senior secured promissory notes, along with warrants to purchase 17.5 million shares of our common stock at an exercise price of $0.01 per share. Closing on the transaction is expected on or before November 30, 2024.

At September 30, 2024, we had a contractual obligation that could require us to make additional capital contributions of up to $0.8 million to Alpha Steel, as well as make a minimum level of purchases from Alpha Steel, as described further in Note 3, "Equity method investment" below. In the event we were to fail to meet our minimum required purchase commitments during a specified period, including the current period from January 1, 2024 to June 30, 2025, we may be required to make a cash payment for the net profit attributable to any unfilled requirements, calculated as specified in the agreement, in an amount not to exceed $4.0 million in the aggregate.

In addition, we have made efforts during 2024 to enhance and strengthen our management leadership team. In August 2024, we hired Yann Brandt as our new Chief Executive Officer and, prior to that, we named Tamara Mullings, a former member of our Board of Directors, as our Senior Vice President, North America Sales and Alberto Echeverria, a former Chief Executive Officer and Executive Member of the Board of STI Norland, as our Senior Vice President, International Sales.

In accordance with Accounting Standards Codification ("ASC") 205-40, Going Concern, we have evaluated whether there are conditions and events, considered in the aggregate, which raise substantial doubt about our ability to continue as a going concern within one year after the date our condensed consolidated financial statements are issued.

Management plans to address the liquidity needs of the Company by (i) executing the aforementioned $15 million issuance of long-term senior secured notes, (ii) utilizing receipt of additional contingent earnout payments from our investment in Dimension Energy LLC that we sold in 2021, (iii) implementing additional cost savings steps, which could impact the level of services currently provided by third parties and our existing headcount, and (iv) utilizing capacity available for future sales of our common stock under the ATM program. We believe execution of these plans will allow us to fund our operations for at least one year from the date of issuance of our condensed consolidated financial statements.

The successful execution of these plans is subject to various risks and uncertainties. These include, but are not limited to, market conditions, the Company's ability to achieve projected cost savings and revenue targets and access to financing on favorable terms. There can be no assurance that these plans will be realized as anticipated and actual results may differ materially from those projected.

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

The Company’s accounts receivables are derived from revenue earned from customers primarily located in the United States and Australia. For the periods included in this Quarterly Report, no company locations other than those in the United States accounted for more than 10% of our consolidated revenue. Most of our customers are project developers, solar asset owners and engineering, procurement and construction (“EPC”) contractors that design and build solar energy projects. We typically rely on a small number of customers that account for a large portion of our revenue each period and our outstanding receivables at each period end.

Cash and cash equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Certain of our cash equivalents include deposits in money market funds that invest primarily in short-term securities issued or guaranteed by the U.S. government or its agencies or instrumentalities and contain no restrictions on immediate redemption. These deposits totaled $1.8 million at September 30, 2024 and $13.9 million at December 31, 2023. Interest earned on cash equivalents is included in interest income, which is reported net of interest expense in our condensed consolidated statements of comprehensive loss.

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

No impairment of goodwill was recognized as of September 30, 2024 or 2023.

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

Contract assets and liabilities: The timing of revenue recognition, billing, and cash collection results in the recognition of accounts receivable, unbilled receivables for revenue recognized in excess of billings, and deferred revenue in the condensed consolidated balance sheets. We have elected to use the practical expedient of expensing incremental costs of obtaining a contract for our contracts of less than one year in duration. We may receive advances or deposits from our customers before revenue is recognized, resulting in contract liabilities, which are reflected as “deferred revenue” in our condensed consolidated balance sheets. Customer deposits are short term as the related performance obligations are typically fulfilled within 12 months. Changes in deferred revenue relate to fluctuations in the timing of customer deposits and completion of performance obligations. Revenue recognized during the three and nine months ended September 30, 2024, from amounts included in deferred revenue at December 31, 2023, totaled $1.1 million and $3.6 million, respectively. Revenue recognized during the three and nine months ended September 30, 2023, from amounts included in deferred revenue at December 31, 2022, totaled $1.6 million and $10.9 million, respectively.

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

Other standards or regulatory requirements that have been issued but not yet adopted as of September 30, 2024, are either not applicable to us or are not expected to have any material impact upon adoption.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. There was no impact on our financial condition or results of operations as a result of the reclassification.

3. Equity method investment

On February 9, 2023, we entered into a limited liability company agreement (the "LLC Agreement") with Taihua New Energy (Thailand) Co., LTD ("Taihua"), a steel fabricator and an existing vendor, and DAYV LLC, for the creation of Alpha Steel LLC ("Alpha Steel"), a Delaware limited liability company dedicated to producing steel components, including torque tubes, for utility-scale solar projects. The Alpha Steel facility, which is located outside of Houston in Sealy, Texas, began commercial production late in the fourth quarter of 2023.

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

During 2023, we made a required initial capital contribution of $0.9 million to Alpha Steel. For the nine months ended September 30, 2024, we also made required additional capital contributions totaling $1.8 million. Pursuant to the LLC Agreement, we could be required to make up to $0.8 million in future additional capital contributions as Alpha Steel continues to expand production. For the three and nine months ended September 30, 2024, we recognized losses of $0.3 million and $0.8 million, respectively, which represent our share of the net operating losses incurred by Alpha Steel during each period. Our share of Alpha Steel losses recognized during the three and nine months ended September 30, 2023 totaled 0.3 million in each period.

In connection with the creation of Alpha Steel, we also entered into a three-year equipment supply agreement (the "Supply Agreement") with Alpha Steel, the terms of which will apply to our equipment purchase orders. Pursuant to the Supply Agreement, we have committed to placing a minimum level of purchase orders for torque tubes with Alpha Steel during the period from January 1, 2024 to June 30, 2025, with such volume commitments increasing in each of the next two annual periods. In the event we fail to meet our minimum required purchase commitments in any period, we may be required to make a cash payment for the net profit attributable to any unfilled requirements, calculated as specified in the agreement, in an amount not to exceed $4.0 million in the aggregate. As of September 30, 2024, we had met approximately 11% of our required purchase commitments for the period ending June 30, 2025. The Supply Agreement may be terminated early in accordance with its provisions or may be extended beyond the initial term if mutually agreed to by the parties.

At September 30, 2024, in addition to our requirement to meet the remaining minimum purchase obligations for the remainder of the year, as described above, we were contingently liable for unpaid vendor obligations, including issued but unsatisfied purchase orders, of Alpha Steel totaling approximately $1.0 million. We expect Alpha Steel will be able to satisfy these obligations with financial resources available to them in the normal course of operations.

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

We sold no shares of newly issued common stock under the ATM program during the three and nine months ended September 30, 2024, however, during the three and nine months ended September 30, 2023, we sold 6,149,885 and 15,421,885 shares of newly issued common stock valued at $10.7 million and $35.1 million, respectively, for proceeds, net of commissions and fees, of approximately $10.4 million and $34.0 million, respectively. As of September 30, 2024, approximately $64.9 million of capacity remained for future sales of our common stock under the ATM program.

5. Accounts receivable, net

Accounts receivable consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Trade receivables	$20,482	$46,152
Related party receivables	3,075	868
Revenue recognized in excess of billings	14,757	26,813
Other receivables	6	3
Total	38,320	73,836
Allowance for credit losses	(975)	(8,557)
Accounts receivable, net	$37,345	$65,279

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

Pursuant to the Amendment, we received a cash payment of $9.0 million from the Purchaser to acquire completed foundation piles, which are being stored at the request of the Purchaser for final delivery to the project sites, currently expected during the fourth quarter of 2024. The remaining completed project equipment, with an estimated fair value of approximately $13.2 million, was retained by us and returned to our inventory in exchange for forgiveness of the associated outstanding receivable balance owed by our customer. The fully reserved remaining unpaid receivable balance totaling approximately $8.9 million was written off against our allowance for credit losses.

Information about our related party receivables at September 30, 2024, may be found below in Note 16, "Related party transactions".

We had no receivables for amounts billed under retainage provisions at September 30, 2024 ($0.9 million at December 31, 2023).

Activity in the allowance for credit losses during the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Balance at beginning of period	$232	$1,387	$8,557	$1,184
Impact of adoption of ASU 2016-13, effective January 1, 2023	N/A	N/A	N/A	—
Amounts charged (credited) to earnings during the period	743	4,099	1,330	4,302
Write-offs of accounts	—	—	(8,912)	—
Balance at end of period	$975	$5,486	$975	$5,486

6. Inventories

Inventories consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Finished goods	$15,639	$4,246
Allowance for slow-moving and obsolete inventory	(515)	(341)
Total	$15,124	$3,905

The increase in our finished goods inventory is primarily related to completed project equipment retained by us pursuant to the agreement reached with a major customer described further in Note 5, "Accounts receivable, net" above.

7. Prepaid and other current assets

Prepaid and other current assets consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Vendor deposits	$6,462	$5,667
Vendor deposits with related party	1,528	520
Prepaid expenses	862	1,251
Prepaid taxes	555	447
Deferred cost of revenue	1,934	666
Surety collateral	33	—
Other current assets	4,128	5,538
Total	$15,502	$14,089

At September 30, 2024, other current assets included $2.0 million for a non-interest-bearing customer advance related to pre-project construction financing activities. This advance is secured by certain customer assets.

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

Our expense for our operating leases consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Operating lease cost	$252	$251	$861	$748
Short-term lease cost	100	132	304	334
Total lease cost	$352	$383	$1,165	$1,082

Reported in:
Cost of revenue	$186	$245	$681	$710
Research and development	43	14	71	40
Selling and marketing	14	24	101	62
General and administrative	109	100	312	270
Total lease cost	$352	$383	$1,165	$1,082

Future remaining operating lease payment obligations were as follows:

(in thousands)	September 30, 2024
Remainder of 2024	$233
2025	884
2026	313
2027	291
2028	124
2029	33
Total lease payments	1,878
Less: imputed interest	(123)
Present value of operating lease liabilities	$1,755

Current portion of operating lease liability	$872
Operating lease liability, net of current portion	883
Present value of operating lease liabilities	$1,755

9. Property and equipment, net

Property and equipment consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Leasehold improvements	$338	$157
Field equipment	1,108	1,062
Information technology equipment	609	466
Tooling	1,824	1,014
Capitalized software	968	734
Total	4,847	3,433
Accumulated depreciation	(2,438)	(1,610)
Property and equipment, net	$2,409	$1,823

Depreciation expense for the three months ended September 30, 2024 and 2023, totaled $0.3 million and $0.2 million, respectively, and for the nine months ended September 30, 2024 and 2023, totaled $0.8 million and $0.6 million, respectively.

10. Intangible assets, net and goodwill

Intangible assets consisted of the following:

(in thousands)	Estimated Useful Lives (Years)	September 30, 2024	December 31, 2023
Developed technology	2.5 – 3.0	$2,568	$2,555
Total		2,568	2,555
Accumulated amortization		(2,431)	(2,013)
Intangible assets, net		$137	$542

Amortization expense for the three months ended September 30, 2024 and 2023, totaled $0.1 million and $0.1 million, respectively, and for the nine months ended September 30, 2024 and 2023, totaled $0.4 million and $0.4 million, respectively.

During the nine months ended September 30, 2024 and 2023, activity in our goodwill balance was as follows:

	Nine months ended September 30,
(in thousands)	2024	2023
Balance at beginning of period	$7,353	$7,538
Translation	68	(395)
Balance at end of period	$7,421	$7,143

11. Debt

Our Credit Facility, entered into in 2021 with various lenders, including Barclays Bank PLC, as issuing lender, the swingline lender and as administrative agent, expired unused on April 30, 2024. The Credit Facility has not currently been replaced.

Interest expense for the three months ended September 30, 2024 was not significant and for the three months ended September 30, 2023 was $0.4 million. For the nine months ended September 30, 2024 and 2023, interest expense totaled $0.4 million and $1.0 million, respectively. Our interest expense primarily consisted of commitment and letter of credit fees, as well as amortization of costs relating to the initial establishment of the Credit Facility.

12. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	September 30, 2024	December 31, 2023
Accrued cost of revenue	$15,523	$26,773
Related party accrued cost of revenue	1,215	1,451
Accrued compensation	3,695	3,858
Other accrued expenses	3,532	2,766
Total accrued expenses	$23,965	$34,848

Warranty reserves	$8,949	$7,279
Current portion of operating lease liability	872	740
Non-federal tax obligations	41	119
Total other current liabilities	$9,862	$8,138

Information relating to our related party accrued cost of revenue at September 30, 2024 and December 31, 2023 may be found below in Note 16, "Related party transactions".

Other accrued expenses primarily include amounts due for (i) legal costs associated with outstanding corporate or legal matters and (ii) other professional services.

Activity by period in the Company's warranty accruals was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Balance at beginning of period	$10,415	$12,081	$11,002	$12,426
Warranties issued and remediation added during the period	3,096	1,086	4,735	3,938
Settlements made during the period	(839)	(847)	(2,131)	(3,184)
Changes in liability for pre-existing warranties	(934)	(363)	(1,868)	(1,223)
Balance at end of period	$11,738	$11,957	$11,738	$11,957

Warranty accruals are reported in:
Other current liabilities	$8,949	$7,738	$8,949	$7,738
Other non-current liabilities	2,789	4,219	2,789	4,219
Balance at end of period	$11,738	$11,957	$11,738	$11,957

13. Income taxes

For the three months ended September 30, 2024 and 2023, we recorded income tax expense of $0.24 million and $0.17 million respectively, and for the nine months ended September 30, 2024 and 2023, we recorded income tax expense of $0.30 million and $0.18 million, respectively. These amounts for each period were lower than the statutory rate of 21%, primarily due to a valuation allowance established against the U.S. deferred tax assets.

We have had no material change in our unrecognized tax benefits since December 31, 2023. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of September 30, 2024 and December 31, 2023, we had no accrued interest or penalties related to unrecognized tax benefits.

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

CBP has legally finalized both Revised CBP Assessments. We filed a formal protest for the 625 Assessment in September of 2023 and for the Revised 939 Assessment in March of 2024. Based on the above, and under the relevant accounting guidance related to loss contingencies, we have made no accrual for the amounts claimed by CBP as of September 30, 2024, as we do not consider these amounts to be a probable obligation, as such term is defined and interpreted under the relevant accounting guidance, for us at this time. However, because matters of this nature are subject to inherent uncertainties, and unfavorable rulings or developments, including future assessments of additional duties or tariffs owed in respect of other shipments or other materials beyond what is presently included in the Revised CBP Assessments, could occur despite our belief that the tariffs and duties asserted are incorrect, there can be no certainty that the Company may not ultimately incur charges that are not currently recorded as liabilities. Since the outcome of these matters cannot be predicted with certainty, the costs associated with them could have a material adverse effect on our consolidated results of operations, financial position, or liquidity.

15. Stock-based compensation

Stock-based compensation expense for each period was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Cost of revenue	$243	$181	$699	$1,313
Research and development	93	85	267	449
Selling and marketing	108	166	266	821
General and administrative	875	760	3,011	6,461
Total stock compensation expense	$1,319	$1,192	$4,243	$9,044

16. Related party transactions

Transaction with Ayna.AI LLC

In February 2022, we engaged Ayna.AI LLC (as successor in interest to Fernweh Engaged Operator Company LLC) (“Ayna”) to support us with improvements to our processes and performance in various areas including design, sourcing, logistics, pricing, software and standard configuration. The foregoing engagement constituted a related party transaction as South Lake One LLC, an entity affiliated with Isidoro Quiroga Cortés, a member of our board of directors at the time of the engagement, and a holder at that time of more than 5% of our outstanding capital stock, was an investor in Ayna. In addition, Discrimen LLC was an investor in Ayna, and Isidoro Quiroga Cortés was affiliated with that entity. Isidoro Quiroga Cortés was also on the board of directors of Ayna at the time of the engagement. On September 13, 2023, we executed a termination of the master services agreement and statement of work (collectively, the "Service Agreement") with Ayna and Fernweh Group LLC, the parent company of Fernweh Engaged Operator Company LLC, which resulted in the forfeiture of 2,000,000 unvested stock options and a corresponding reversal of approximately $1.1 million of stock-based compensation expense previously recognized at the date of termination. We also had an unamortized prepaid balance associated with this engagement, totaling $3.2 million, that was fully amortized as a charge to general and administrative expense during the three months ended September 30, 2023.

For the three and nine months ended September 30, 2023, we incurred $2.1 million and $3.5 million, respectively, of general and administrative expense, including expense, net of forfeitures, relating to stock-based compensation awards, and made cash payments of $0.8 million and $2.5 million, respectively, associated with our engagement of Ayna.

Related party receivables and payables

We have related party receivables at September 30, 2024 and December 31, 2023, totaling $3.1 million and $0.9 million, respectively, for future material cost discounts contractually owed to us by Alpha Steel in connection with the expected receipt of manufacturing incentives available to Alpha Steel under the Inflation Reduction Act, as costs are incurred by Alpha Steel to purchase raw materials and manufacture torque tubes and other products that will be used to fulfill purchase orders we issue to Alpha Steel.

We also have related party liabilities to Alpha Steel at September 30, 2024 and December 31, 2023, totaling $1.2 million and $1.5 million, respectively, for the accrued cost of revenue recognized on certain of our customer projects associated with the cost of products that are being manufactured for us by Alpha Steel.

During the three and nine months ended September 30, 2024, we made vendor deposits of $0.1 million and $2.8 million, respectively, to Alpha Steel and received invoices from Alpha Steel for purchases totaling $0.7 million and $6.2 million, respectively. Our balances of remaining vendor deposits with Alpha Steel as of September 30, 2024 and December 31, 2023 are shown in Note 7, "Prepaids and other current assets" above as "Vendor deposits with related party". After payments and application of vendor deposits to invoices received, we owe $1.0 million to Alpha Steel, which is included in our accounts payable balance at September 30, 2024 (none at December 31, 2023) in our condensed consolidated balance sheets.

17. Net loss per share

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net loss (in thousands)	$(15,359)	$(16,937)	$(36,371)	$(39,113)
Weighted average shares outstanding for calculating basic and diluted loss per share	127,380,292	119,793,821	126,234,997	112,794,562
Basic and diluted loss per share	$(0.12)	$(0.14)	$(0.29)	$(0.35)

For purposes of computing diluted loss per share, weighted average common shares outstanding do not include potentially dilutive securities that are anti-dilutive, as shown below.

	For the three and nine months ended September 30,
	2024	2023
Anti-dilutive securities excluded from calculating dilutive loss per share:
Shares of common stock issuable under stock option plans outstanding	2,278,938	3,048,139
Shares of common stock issuable upon vesting of RSUs	16,888,874	7,982,821
Potential common shares excluded from diluted net loss per share calculation	19,167,812	11,030,960

18. Subsequent events

On November 8, 2024, we entered into a binding term sheet with an institutional investor (the “Investor”) to issue to the Investor, in a private placement, senior secured promissory notes (the “Notes”) in an aggregate principal amount of $15 million and common stock purchase warrants (the “Warrants”) to purchase 17,500,000 shares of our common stock.

The Notes will bear interest at a rate of 11% per annum if payable in cash or, at our options, 13% per annum if paid-in-kind and will mature five (5) years from the date of issuance. The Notes will be secured by a first priority lien on substantially all of our assets and will be guaranteed by all of our direct and indirect subsidiaries. The Notes will contain customary covenants for a transaction of this nature, including financial covenants and restrictive covenants. If we prepay the Notes in full within a specified period of time after issuance, we will be required to pay a make-whole payment to the Investor representing a portion of the undiscounted interest payments that otherwise would have been payable to the Investor, the calculation for which will be specified in the definitive documents.

The Warrants are immediately exercisable at an exercise price of $0.01 per share, subject to certain customary adjustments to be set forth in the definitive documentation, and will expire ten (10) years from the date of issuance. At the option of the Investor, the Warrants will also be exercisable on a cashless basis using a customary cashless exercise formula.

We have also agreed that the Investor shall be entitled to nominate one (1) person for election to our board of directors at our annual stockholder meeting. We have also agreed to reimburse the Investor for expenses incurred in connection with the transaction in an amount equal to three percent (3%) of the principal amount of the Notes.

The issuance of the Notes and Warrants will be subject to customary closing conditions and the preparation and negotiation of definitive documents. We currently expect that the issuance of the Notes and Warrants will occur on or prior to November 30, 2024.

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

Key Factors Affecting Our Performance

Project Timing. Our level of manufacturing and logistics activity, and thus our revenue, can be significantly impacted by delays or changes in the expected timing of customer project development activity. In recent periods our customers have encountered delays in beginning or continuing project development caused by interconnection issues, including permit delays, equipment shortages, obtaining project financing at acceptable levels and addressing uncertainty in changes in government regulations, as described further below. Due to our limited number of large customers, such delays in project development activity can have a material impact on our quarterly and annual consolidated financial results.

Government Regulations. Changes in the U.S. trade environment, including the imposition of import tariffs, increases in existing tariffs, AD/CVD investigations and the UFLPA, which became effective in June 2022, can have an impact on the timing of developer projects. The UFLPA resulted in new rules for module importers and reviews by CBP. There is currently uncertainty in the market around achieving full compliance with UFLPA, whether related to sufficient traceability of materials or other factors. Escalating trade tensions, particularly between the United States and China, have led to increased tariffs and trade restrictions, including tariffs applicable to certain raw materials and components for our products. We have taken measures with the intention of mitigating the effect of tariffs and the impact of AD/CVD and UFLPA on our business by reducing our reliance on China and enhancing our U.S.-based supply chain, including through our investment in Alpha Steel, as described further in Note 3, "Equity method investment" in Part I, Item 1 of this Form 10-Q. As an example, we have reduced our reliance on suppliers in China in terms of meeting our supply chain requirements from 90% in 2019 to less than 20% as of the date of this Quarterly Report. As of September 30, 2024, we have qualified suppliers outside of China for certain of our commodities and we continue to work to have second-source capability for all Chinese-manufactured components to help reduce the extent to which our supply chain for U.S.-based projects is subject to existing tariffs and to be able to quickly address potential future regulatory and governmental policy changes. We have entered into partnerships with manufacturers based in the United States, India, South Africa, Spain, Turkey, Thailand and Vietnam to diversify our supply chain and optimize costs. On June 6, 2022, President Biden issued an Executive Order allowing U.S. solar deployers to import solar modules and cells from Cambodia, Malaysia, Thailand and Vietnam free from certain duties for 24 months, along with other incentives designed to accelerate U.S. domestic production of clean energy technologies. However, on December 29, 2023, Auxin Solar, Inc. and Concept Clean Energy, Inc. filed suit in the U.S. Court of International Trade challenging the legal basis for the moratorium and implementing regulations. If the suit proves successful, solar module importers could owe retroactive duties on goods that have already cleared customs.

The most notable incentive program impacting our U.S. business has historically been the ITC for solar energy projects, which allows taxpayers to offset their U.S. federal income tax liability by a certain percentage of their cost basis in solar energy systems placed in service for commercial use. The Inflation Reduction Act of 2022, passed by the U.S. Congress and signed into law by President Biden on August 16, 2022, expanded and extended the tax credits and other tax benefits available to solar energy projects and the solar energy supply chain. ITCs have been extended for such projects through at least 2032 and, depending on the location of a particular project and its ability to satisfy certain labor and domestic content requirements, the ITC percentage can range between 30% and 50%. U.S. manufacturers of specific solar components are now eligible to claim production tax credits as an alternative to the ITC. Implementing regulations for this law are, in certain cases, still being finalized and the impact of these regulations continue to be evaluated by developers of new solar projects and manufacturers of solar components. We believe our investment in and commitments made to Alpha Steel will allow us to obtain certain benefits as a result of the production tax credit program, subject to our level of purchases from Alpha Steel. We believe this law will bolster and extend future demand for our products in the United States, however as the implementing regulations for this law are not completely finalized, this creates uncertainty about the extent of its impact on our Company and the solar energy industry.

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

Megawatts ("MW") Produced and MW Shipped and Average Selling Price ("ASP"). The primary operating metrics we use to evaluate our sales performance and to track market acceptance of our products are the change in quantity of MW produced and MW shipped from period to period. MW are measured for each individual project and are calculated based on the expected output of that project once installed and fully operational. We also utilize metrics related to price and cost of goods sold per watt, including the change in ASP from period to period and cost per watt. ASP is calculated by dividing product and service revenue by total watts produced or shipped and product and service cost per watt is calculated by dividing product or service costs of goods sold by total watts produced or shipped. These metrics enable us to evaluate trends in pricing, manufacturing and logistics costs and profitability. Events such as the COVID-19 pandemic, global inflation rates, high interest rates and international conflicts have in the past impacted and may continue to impact the U.S. economy, global supply chains, and our business. These impacts can cause significant project development and shipping delays and cost increases, as well as offsetting ASP increases, and also raise the price of inputs like steel and logistics, affecting our cost per watt.

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

We also intend over time to make significant investments to attract and retain employees in key positions, including sales leads, engineers, software developers, quality assurance personnel, supply chain personnel, product management, and operations personnel, to help us drive additional efficiencies across our marketplace and, in the case of sales leads, to continue to enhance and diversify our sales capabilities, including international expansion. For example, in May 2024, we announced the appointment of Tamara Mullings, a former member of our Board of Directors, to be our Senior Vice President, North American Sales and Alberto Echeverria, a tracker industry veteran and the former Chief Executive Officer and Executive Member of the Board of STI Norland, to be our Senior Vice President, International Sales. Additionally, effective August 19, 2024, we hired Yann Brandt as our new President and Chief Executive Officer and as a new member of our Board of Directors.

Impact of Climate Change. Climate change has primarily impacted our business operations by increasing demand for solar power generation and, as a result, for use of our products. According to the August 2024 Short-Term Energy Outlook published by the U.S. Energy Information Administration, solar power is the fastest-growing source of electricity in the United States.

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

For the periods included in this Quarterly Report, no company locations other than those in the United States accounted for more than 10% of our consolidated revenue. Our revenue growth is dependent on continued growth in the number of solar tracker projects and engineering services we win in competitive bidding processes and growth in our software sales each year, as well as our ability to increase our market share in each of the geographies in which we currently compete, expand our global footprint to new emerging markets, grow our sources of production to meet demand and continue to develop and introduce new and innovative products that address the changing technology and performance requirements of our customers, among other things.

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

We have made changes to our headcount in recent years as we initially scaled up our business following our IPO and, more recently, reduced our headcount on certain occasions in response to declines in project activity levels. Our gross profit may vary period-to-period due to changes in our headcount, ASP, product costs, product mix, customer mix, geographical mix, shipping methods, warranty costs and seasonality.

Operating expenses

Operating expenses consist of research and development expenses, selling and marketing expenses and general and administrative expenses. Personnel-related costs are the most significant component of our operating expenses and include salaries, benefits, bonuses, commissions and stock-based compensation expenses.

We implemented reductions in our global workforce at the end of 2022 and in August 2023, in response to regulatory and other issues that were negatively impacting our solar project activity levels. We also had certain executive departures near the end of 2023, as well as additions of certain new executives during 2024, including a new Chief Executive Officer. In addition, our operating costs have been impacted by (i) our level of research activities to originate, develop and enhance our products, (ii) our sales and marketing efforts as we expand our development activities in other parts of the world, and (iii) variations in legal and professional fees, compliance costs, insurance, facility costs and other costs associated with strategic changes in response to changing market conditions and other matters.

Results of Operations - Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

	Three months ended September 30,
	2024		2023
(in thousands, except percentages)	Amounts	Percentage of revenue	Amounts	Percentage of revenue
Revenue:
Product	$7,411	73.1%	$27,274	89.3%
Service	2,725	26.9%	3,274	10.7%
Total revenue	10,136	100.0%	30,548	100.0%
Cost of revenue:
Product	11,798	116.4%	22,775	74.6%
Service	2,644	26.1%	4,394	14.4%
Total cost of revenue	14,442	142.5%	27,169	88.9%
Gross profit (loss)	(4,306)	(42.5%)	3,379	11.1%
Operating expenses
Research and development	1,467	14.5%	1,921	6.3%
Selling and marketing	2,406	23.7%	6,324	20.7%
General and administrative	6,797	67.1%	11,411	37.4%
Total operating expenses	10,670	105.3%	19,656	64.3%
Loss from operations	(14,976)	(147.8%)	(16,277)	(53.3%)
Interest income (expense), net	24	0.2%	(108)	(0.4%)
Other income (expense), net	93	0.9%	(50)	(0.2%)
Loss from unconsolidated subsidiary	(256)	(2.5%)	(336)	(1.1%)
Loss before income taxes	(15,115)	(149.1%)	(16,771)	(54.9%)
Provision for income taxes	(244)	(2.4%)	(166)	(0.5%)
Net loss	$(15,359)	(151.5%)	$(16,937)	(55.4%)

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

	Three months ended September 30,
(in thousands)	2024	2023	$ Change	% Change
Product	$7,411	$27,274	$(19,863)	(72.8)%
Service	2,725	3,274	(549)	(16.8)%
Total revenue	$10,136	$30,548	$(20,412)	(66.8)%

Product revenue

The decrease in product revenue for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, was primarily due to a decrease of 82% in the amount of MW produced as activity has been adversely impacted by customer project delays. This was partially offset by an increase in ASP for the three months ended September 30, 2024, as a result of better pricing and project mix changes as compared to the three months ended September 30, 2023.

Service revenue

The decrease in service revenue for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, primarily resulted from (i) a decrease of 29% in ASP as compared to the three months ended September 30, 2023 and (ii) lower engineering consulting revenues. This was partially offset by an increase of 18% in the amount of MW delivered as a result of timing of project deliveries.

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

	Three months ended September 30,
(in thousands)	2024	2023	$ Change	% Change
Product	$11,798	$22,775	$(10,977)	(48.2)%
Service	2,644	4,394	(1,750)	(39.8)%
Total cost of revenue	$14,442	$27,169	$(12,727)	(46.8)%
Gross profit (loss)	$(4,306)	$3,379	$(7,685)	(227.4)%
Gross profit (loss) percentage of revenue	(42.5%)	11.1%

The decrease in cost of revenue for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, was primarily driven by (i) a decrease of 82% in MW produced. This was partially offset by higher remediation costs.

Our gross margin percentage of revenue for the three months ended September 30, 2024 was a negative 42.5%, as compared to a positive 11.1% for the three months ended September 30, 2023.

We had negative gross margin for the three months ended September 30, 2024 primarily due to the impact of lower revenue levels on our ability to cover certain relatively fixed overhead costs.

We had positive gross margin for the three months ended September 30, 2023 largely due to (i) higher production activity allowing us to cover certain relatively fixed overhead costs, (ii) a mix of higher margin product revenue as compared to service revenue, and (iii) improvements in our direct cost structure due to our design-to-value efforts, lower levels of remediation and warranty costs, as well as reduced overhead spending resulting from our other cost control efforts.

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

	Three months ended September 30,
(in thousands)	2024	2023	$ Change	% Change
Research and development	$1,467	$1,921	$(454)	(23.6%)

The decrease in research and development expenses for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, was primarily attributable to (i) lower spending on lab and other research activities of $0.2 million, (ii) lower payroll costs of $0.2 million due to severance costs recognized during the three months ended September 30, 2023, and (iii) lower professional service costs of $0.1 million resulting from cost reduction initiatives. Research and development expenses as a percentage of revenue were 14.5% for the three months ended September 30, 2024, as compared to 6.3% for the three months ended September 30, 2023. The increase in the percentage research and development costs to revenue for the three months ended September 30, 2024, is largely a function of the lower level of revenue.

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

	Three months ended September 30,
(in thousands)	2024	2023	$ Change	% Change
Selling and marketing	$2,406	$6,324	$(3,918)	(62.0%)

The decrease in selling and marketing expenses for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, was primarily attributable to (i) lower provisions for credit losses of $3.4 million, mainly related to charges associated with specific individual customer accounts during each period, (ii) lower marketing costs of $0.2 million associated with reduced trade show attendance and advertising, and (iii) lower payroll costs of $0.1 million due to severance costs recognized during the three months ended September 30, 2023. Lower travel and stock-based compensation expense accounted for the remaining decrease. Selling and marketing costs as a percentage of revenue were 23.7% for the three months ended September 30, 2024, compared to 20.7% for the three months ended September 30, 2023.

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

	Three months ended September 30,
(in thousands)	2024	2023	$ Change	% Change
General and administrative	$6,797	$11,411	$(4,614)	(40.4%)

The decrease in general and administrative expenses for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, was primarily attributable to (i) a nonrecurring charge of $3.2 million in September 2023 as we fully amortized the remaining prepaid balance upon termination of the Service Agreement with a related party consultant, and (ii) lower payroll costs of $1.5 million largely as a result of severance costs recognized during the three months ended September 30, 2023. General and administrative expenses as a percentage of revenue were 67.1% for the three months ended September 30, 2024, compared to 37.4% for the three months ended September 30, 2023, largely due to the lower level of revenue.

Interest income (expense), net

	Three months ended September 30,
(in thousands)	2024	2023	$ Change	% Change
Interest income (expense), net	$24	$(108)	$132	122.2%

Interest income earned on our cash equivalents and interest expense incurred during the three months ended September 30, 2024 were not significant. Interest income and interest expense for the three months ended September 30, 2023 was approximately $0.2 million and nearly $0.4 million, respectively. Interest expense during the three months ended September 30, 2023, primarily consisted of letter of credit and commitment fees on our Credit Facility, along with associated debt issue cost amortization.

Loss from unconsolidated subsidiary

	Three months ended September 30,
(in thousands)	2024	2023	$ Change	% Change
Loss from unconsolidated subsidiary	$256	$336	$(80)	(23.8%)

The losses from unconsolidated subsidiary for the three months ended September 30, 2024 and 2023, represent our share of the net operating losses incurred by Alpha Steel during each period.

Results of Operations - Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

	Nine months ended September 30,
	2024		2023
(in thousands, except percentages)	Amounts	Percentage of revenue	Amounts	Percentage of revenue
Revenue:
Product	$27,092	79.3%	$80,927	78.0%
Service	7,061	20.7%	22,874	22.0%
Total revenue	34,153	100.0%	103,801	100.0%
Cost of revenue:
Product	34,632	101.4%	73,694	71.0%
Service	8,278	24.2%	22,492	21.7%
Total cost of revenue	42,910	125.6%	96,186	92.7%
Gross profit (loss)	(8,757)	(25.6%)	7,615	7.3%
Operating expenses
Research and development	4,441	13.0%	5,716	5.5%
Selling and marketing	6,830	20.0%	9,887	9.5%
General and administrative	19,374	56.7%	31,053	29.9%
Total operating expenses	30,645	89.7%	46,656	44.9%
Loss from operations	(39,402)	(115.4%)	(39,041)	(37.6%)
Interest expense, net	(111)	(0.3%)	(194)	(0.2%)
Gain from disposal of investment in unconsolidated subsidiary	4,085	12.0%	898	0.9%
Other income (expense), net	122	0.4%	(265)	(0.3%)
Loss from unconsolidated subsidiary	(767)	(2.2%)	(336)	(0.3%)
Loss before income taxes	(36,073)	(105.6%)	(38,938)	(37.5%)
Provision for income taxes	(298)	(0.9%)	(175)	(0.2%)
Net loss	$(36,371)	(106.5%)	$(39,113)	(37.7%)

Revenue

	Nine months ended September 30,
(in thousands)	2024	2023	$ Change	% Change
Product	$27,092	$80,927	$(53,835)	(66.5)%
Service	7,061	22,874	(15,813)	(69.1)%
Total revenue	$34,153	$103,801	$(69,648)	(67.1)%

Product revenue

The decrease in product revenue for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, was primarily due to a decrease of 73% in the amount of MW produced as activity has been adversely impacted by customer project delays. This was partially offset by an increase in ASP for the nine months ended September 30, 2024, as a result of better pricing and project mix changes as compared to the nine months ended September 30, 2023.

Service revenue

The decrease in service revenue for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily resulted from (i) a decrease of 63% in the amount of MW delivered as a result of timing and lower volume of projects available for delivery, and (ii) a decrease of 16% in ASP as compared to the nine months ended September 30, 2023, and (iii) lower engineering consulting and software revenues.

Cost of revenue and gross profit (loss)

	Nine months ended September 30,
(in thousands)	2024	2023	$ Change	% Change
Product	$34,632	$73,694	$(39,062)	(53.0)%
Service	8,278	22,492	(14,214)	(63.2)%
Total cost of revenue	$42,910	$96,186	$(53,276)	(55.4)%
Gross profit (loss)	$(8,757)	$7,615	$(16,372)	(215.0)%
Gross profit (loss) percentage of revenue	(25.6%)	7.3%

The decrease in cost of revenue for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, was primarily driven by (i) a decrease of 73% in MW produced, (ii) a decrease of 63% in shipping and logistics activity, and (iii) by lower obsolete and slow-moving inventory provisions. Partially offsetting the decrease were higher warranty and remediation costs.

Our gross margin percentage of revenue for the nine months ended September 30, 2024 was a negative 25.6%, as compared to a positive 7.3% for the nine months ended September 30, 2023.

We had negative gross margin for the nine months ended September 30, 2024 as (i) production volumes were not sufficient to cover certain relatively fixed overhead costs, and (ii) our service revenue was not sufficient to fully cover our warehousing and certain other costs.

We had positive gross margin for the nine months ended September 30, 2023 largely due to (i) sufficiently high production activity levels allowing us to cover certain relatively fixed overhead costs, (ii) a mix of higher margin product revenue as compared to service revenue, (iii) good product ASP, as well as (iv) improvements in our direct costs due to our design-to-value efforts, low levels of remediation and warranty costs, and reduced overhead spending compared to prior periods resulting from our other cost control efforts, including headcount reductions.

Research and development

	Nine months ended September 30,
(in thousands)	2024	2023	$ Change	% Change
Research and development	$4,441	$5,716	$(1,275)	(22.3%)

The decrease in research and development expenses for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, was primarily attributable to (i) lower spending on lab and other research activities of $0.4 million, (ii) lower payroll costs of $0.4 million, due mainly to severance costs recognized during the nine months ended September 30, 2023, (iii) lower stock-based compensation costs of $0.2 million, and (iv) lower software licensing and subscription costs of approximately $0.2 million. Research and development expenses as a percentage of revenue were 13.0% for the nine months ended September 30, 2024, as compared to 5.5% for the nine months ended September 30, 2023. The increase in the percentage research and development costs to revenue for the nine months ended September 30, 2024, is largely a function of the lower level of revenue.

Selling and marketing

	Nine months ended September 30,
(in thousands)	2024	2023	$ Change	% Change
Selling and marketing	$6,830	$9,887	$(3,057)	(30.9%)

The decrease in selling and marketing expenses for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, was primarily attributable to lower provisions for credit losses of $3.0 million related mainly to charges associated with specific individual customer accounts during each period. We also had lower stock-based compensation costs of $0.6 million, which were mostly offset by higher payroll expense of $0.6 million due to higher average headcount. Selling and marketing costs as a percentage of revenue were 20.0% for the nine months ended September 30, 2024, compared to 9.5% for the nine months ended September 30, 2023.

General and administrative

	Nine months ended September 30,
(in thousands)	2024	2023	$ Change	% Change
General and administrative	$19,374	$31,053	$(11,679)	(37.6%)

The decrease in general and administrative expenses for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, was primarily attributable to $3.5 million of lower stock-based compensation expense related primarily to (i) forfeiture of awards in connection with the September 2023 termination of the Service Agreement with a related party as described further in Note 16, "Related party transactions" in Part I, Item 1 above, (ii) forfeiture of awards in connection with our reduction in force in August 2023 and executive terminations during the fourth quarter of 2023, and (iii) the absence of stock-based incentive compensation awards during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. In connection with the termination of the Service Agreement with a related party consultant, we recognized a nonrecurring charge of $3.2 million during the nine months ended September 30, 2023. In addition, the employee and executive terminations described above contributed to lower payroll expense of $2.8 million during the nine months ended September 30, 2024 and we were able to lower our insurance costs by $1.4 million, our legal costs by $0.4 million and our accounting and audit fees by $0.5 million as compared to the nine months ended September 30, 2023, through our cost control initiatives. General and administrative expenses as a percentage of revenue were 56.7% for the nine months ended September 30, 2024, compared to 29.9% for the nine months ended September 30, 2023, largely due to the lower level of revenue.

Interest expense, net

	Nine months ended September 30,
(in thousands)	2024	2023	$ Change	% Change
Interest expense, net	$111	$194	$(83)	(42.8)%

Interest expense totaled approximately $0.4 million and $1.0 million during the nine months ended September 30, 2024 and 2023, respectively, and primarily consisted of letter of credit and commitment fees on the Credit Facility, along with associated debt issue cost amortization. Our Credit Facility expired unused on April 30, 2024. Interest income earned on our cash equivalents was approximately $0.3 million and $0.8 million during the nine months ended September 30, 2024 and 2023, respectively.

Gain from disposal of investment in unconsolidated subsidiary

	Nine months ended September 30,
(in thousands)	2024	2023	$ Change	% Change
Gain from disposal of investment in unconsolidated subsidiary	$4,085	$898	$3,187	354.9%

We sold our interest in our unconsolidated subsidiary, Dimension Energy LLC ("Dimension"), on June 24, 2021. Dimension is a community solar developer based in Atlanta, Georgia that provides renewable energy solutions for local communities in the United States. The sales agreement with Dimension included an earnout provision which provides the potential to receive additional contingent consideration of up to approximately $14.0 million through December 2024, based on Dimension achieving certain performance milestones. The sales agreement also includes a projects escrow release which is an additional contingent consideration to receive $7 million based on Dimension’s completion of certain construction projects in progress at the time of the sale. We made an accounting policy election to account for the contingent gains arising from earnout payments and project escrow releases only when those amounts become realizable in the periods subsequent to the disposal date. During the nine months ended September 30, 2024 and 2023, we received earnout and escrow release payments of $4.1 million and $0.9 million, respectively, that were recognized in accordance with our policy election. Since the sale of our interest in Dimension, we have received a total of $7.4 million in contingent earnout and escrow release payments through September 30, 2024.

Loss from unconsolidated subsidiary

	Nine months ended September 30,
(in thousands)	2024	2023	$ Change	% Change
Loss from unconsolidated subsidiary	$767	$336	$431	128.3%

The losses from unconsolidated subsidiary for the nine months ended September 30, 2024 and 2023, represent our share of the net operating losses incurred by Alpha Steel during each period.

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

We have incurred cumulative losses since inception and have a history of cash outflows from operations. As of September 30, 2024, we had $8.3 million of cash on hand, $18.9 million of working capital and approximately $64.9 million of remaining capacity available for future sales of our common stock under our ATM program as defined and described further in Note 4, "ATM program" in the notes to condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report. There can be no assurance that we will be able to sell any additional shares of our common stock under the ATM program and no assurance regarding the price at which we will be able to sell such shares, and any sales of our common stock under the ATM program may be at prices that result in additional dilution to our existing stockholders.

On December 22, 2023, we received notification from The Nasdaq Stock Market LLC (“Nasdaq”) that we were not in compliance with the requirement to maintain a minimum closing bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5450(a)(1), because the closing bid price of the Company’s common stock was below $1.00 per share for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were initially given a period of 180 calendar days from the date of notification, or until June 19, 2024, to regain compliance with the minimum bid price requirement, which was not achieved. Effective May 31, 2024, trading in our common stock transferred from the Nasdaq Global Market to the Nasdaq Capital Market. On June 21, 2024, we received notification from Nasdaq that we were approved for an additional 180-day period, or until December 17, 2024, to cure the bid price deficiency in accordance with Nasdaq Listing Rule 5810(c)(3)(A). In order to achieve compliance with the Nasdaq requirements for continued listing, on November 8, 2024, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation to effect a reverse stock split at a ratio ranging from 1-for-5 to 1-for 25, with the exact ratio to be determined by our Board of Directors. At this time, our common stock continues to trade on the Nasdaq Capital Market under the symbol "FTCI". If at any time before December 17, 2024, the bid price of our common stock closes at or above $1.00 per share for a minimum of ten consecutive business days, Nasdaq will provide written notification that we have achieved compliance with this minimum bid price requirement. If we fail to regain compliance with the minimum bid price requirement during this second 180-day period, then Nasdaq will notify us that our common stock is subject to delisting.

Effective April 30, 2024, our Senior Secured Revolving Credit Facility ("Credit Facility) expired unused and has not been replaced as of September 30, 2024. As described further in Note 18, "Subsequent events" in the notes to consolidated condensed financial statements in Part I, Item 1 of this Quarterly Report, we signed a binding term sheet on November 8, 2024, with an institutional investor, for the issuance of $15 million in long-term senior secured promissory notes, along with warrants to purchase 17.5 million shares of our common stock at an exercise price of $0.01 per share. Closing on the transaction is expected on or before November 30, 2024.

At September 30, 2024, we had a contractual obligation that could require us to make additional capital contributions of up to $0.8 million to Alpha Steel, as well as make a minimum level of purchases from Alpha Steel, as described further in Note 3, "Equity method investment" in the notes to condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report. In the event we were to fail to meet our minimum required purchase commitments during a specified period, including the current period from January 1, 2024 to June 30, 2025, we may be required to make a cash payment for the net profit attributable to any unfilled requirements, calculated as specified in the agreement, in an amount not to exceed $4.0 million in the aggregate.

In addition, we have made efforts during 2024 to enhance and strengthen our management leadership team. In August 2024, we hired Yann Brandt as our new Chief Executive Officer and, prior to that, we named Tamara Mullings, a former member of our Board of Directors, as our Senior Vice President, North America Sales and Alberto Echeverria, a former Chief Executive Officer and Executive Member of the Board of STI Norland, as our Senior Vice President, International Sales.

In accordance with Accounting Standards Codification ("ASC") 205-40, Going Concern, we have evaluated whether there are conditions and events, considered in the aggregate, which raise substantial doubt about our ability to continue as a going concern within one year after the date our condensed consolidated financial statements are issued.

Management plans to address the liquidity needs of the Company by (i) executing the aforementioned $15 million issuance of long-term senior secured notes, (ii) utilizing receipt of additional contingent earnout payments from our investment in Dimension that we sold in 2021, (iii) implementing additional cost savings steps, which could impact the level of services currently provided by third parties and our existing headcount, and (iv) utilizing capacity available for future sales of our common stock under the ATM program. We believe execution of these plans will allow us to fund our operations for at least one year from the date of issuance of our condensed consolidated financial statements.

The successful execution of these plans is subject to various risks and uncertainties. These include, but are not limited to, market conditions, the Company's ability to achieve projected cost savings and revenue targets and access to financing on favorable terms. There can be no assurance that these plans will be realized as anticipated and actual results may differ materially from those projected.

Statements of cash flows

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Nine months ended September 30,
(in thousands)	2024	2023
Net cash used in operations	$(18,008)	$(46,383)
Net cash provided by (used in) investing activities	930	(462)
Net cash provided by financing activities	3	34,133
Effect of exchange rate changes on cash and cash equivalents	95	(153)
Decrease in cash and cash equivalents	$(16,980)	$(12,865)

Operating activities

During the nine months ended September 30, 2024, we used approximately $26.3 million of cash to fund a portion of our current period expenditures for personnel and facilities, legal and professional fees, insurance, research and development and various other operating activities. This compares to approximately $18.6 million of cash used during the nine months ended September 30, 2023, also to fund a portion of our prior period expenditures for various operating activities as described above.

Approximately $8.3 million of cash was generated from working capital and other decreases during the nine months ended September 30, 2024, primarily as a result of production activity levels and the timing of customer receipts, including the settlement reached with a major customer as described further in Note 5, "Accounts receivable, net" in the notes to condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report, and payments to our vendors. During the nine months ended September 30, 2023, we used approximately $27.8 million of cash for working capital and other increases as a result of production activity and the timing of customer receipts and vendor payments, net of inventory utilization.

Our working capital decreased by approximately $35.0 million from $53.8 million at December 31, 2023 to $18.9 million at September 30, 2024. The decrease was largely attributable to (i) the use of cash to fund current period expenditures as described above and (ii) the impact of lower activity levels on the amount of billed and unbilled accounts receivables during the nine months ended September 30, 2024.

Investing activities

During the nine months ended September 30, 2024, we made additional equity investments of $1.8 million in Alpha Steel, a manufacturing partnership with Taihua, in which we hold a 45% interest. Pursuant to our agreement with Alpha Steel, we could be required to make up to $0.8 million in future additional capital contributions as Alpha Steel continues to expand production. We also spent nearly $1.4 million, mainly for tooling and new computer and IT equipment, as well as leasehold improvements, during the nine months ended September 30, 2024. In addition, we received $4.1 million of contingent earnout payments in connection with the June 2021 sale of our equity interest in Dimension.

During the nine months ended September 30, 2023, we made (i) an initial equity investment of $0.9 million in Alpha Steel, (ii) received $0.9 million in contingent payments from escrow in connection with the sale of our equity interest in Dimension as described above, and (iii) spent nearly $0.5 million for leasehold improvements, tooling, software, and new computer and IT equipment.

Financing activities

During the nine months ended September 30, 2023, we sold newly issued shares of our common stock in various daily transactions under our ATM program, receiving cash proceeds of $34.0 million. We also received $0.2 million of proceeds from employee exercises of stock options.

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

Adjustments to the allowance are largely dependent on historical experience involving amounts previously collected from our customers in recent years or based on specific changes in a customer's ability to pay. As an example, during the nine months ended September 30, 2024 and 2023, we recognized credit loss provisions of $1.3 million and $4.3 million, respectively, in our selling and marketing expenses, primarily related to a specific customer's inability to fully pay amounts owed. Historical experience, when used in making such adjustments, may not reflect current actual experience.

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

Judgments and assumptions

The Black-Scholes model and Monte Carlo simulations rely on various assumptions, in addition to the exercise price of an option award and the value of our common stock on the date of grant. These assumptions include:

Expected Term: The expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is calculated for option grants as the average of the option vesting and contractual terms, based on the simplified method, as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for options granted. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the options. The contractual life of an option may be up to 10 years. Monte Carlo simulations, as described below, estimate the derived service period of awards with market conditions.

Expected Volatility: Since the Company did not have a trading history of its common stock prior to our IPO and since such trading history subsequent to our IPO is limited and may be less than the expected term of an award, the expected volatility is derived from a weighted average of (i) our historical volatility over our entire trading history, with respect to certain more recent awards, and (ii) the average historical stock volatilities of several public companies within the Company’s industry that it considers to be comparable to its business over a period equivalent to the expected term of the stock option grants, or awards granted with market conditions.

Risk-Free-Interest-Rate: The Company bases the risk-free interest rate on the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term or derived service or performance period.

Expected Dividend: The Company has not issued any dividends in its history and does not expect to issue dividends over the life of option grants or awards with market conditions and, therefore, has estimated the dividend yield to be zero.

We used Monte Carlo simulations for certain awards granted with market conditions which provided an estimated average present value for each award based on a simulation assuming Geometric Brownian Motion in a risk-neutral framework using up to 250,000 simulation paths to determine the derived service and vesting periods.

Our use of the simplified method for estimating the expected outstanding term of our options may differ significantly from future actual exercise patterns of our option holders. Estimates of the outstanding term of our options that are less than the actual exercise patterns of our option holders, may result in lower recognized expense. Alternatively, our recognized expense may be higher if our option holders exercise their options sooner than our estimates project.

Similarly, our use of a volatility estimate based on historical stock volatilities of a peer group of other public companies may differ significantly from the actual future volatility of our stock over the term options or awards with market conditions are held. Higher estimated volatility compared to future actual results may result in higher recognized expense and alternatively, lower expected volatility compared to future actual results may result in lower recognized expense.

Changes to any of our assumptions, but particularly our estimates of expected term or derived service period and volatility, could change the fair value of our options or awards with market conditions and impact the amount of stock-based compensation expense we report each period.

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

In estimating the fair value of the consolidated company, we used our market capitalization based on our closing stock price on the Nasdaq Capital Market at September 30, 2024. Our daily closing stock price is affected by numerous factors, some of which may not directly involve the operations of the company and, historically, has demonstrated high volatility.

We did not identify any impairments of our long-lived assets, intangible assets or goodwill during the nine months ended September 30, 2024 and 2023.

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

Non-GAAP Financial Measures

Adjusted EBITDA, adjusted net loss and adjusted earnings per share ("EPS")

We utilize Adjusted EBITDA, Adjusted Net Loss, and Adjusted EPS as supplemental measures of our performance. We define Adjusted EBITDA as net loss plus (i) provision for (benefit from) income taxes, (ii) interest expense, net, (iii) depreciation expense, (iv) amortization of intangibles, (v) stock-based compensation, and (vi) Chief Executive Officer ("CEO") transition costs, non-routine legal fees, severance and certain other costs (credits). We also deduct the contingent gains arising from earnout payments and project escrow releases relating to the disposal of our investment in an unconsolidated subsidiary from net loss in arriving at Adjusted EBITDA. We define Adjusted Net Loss as net loss plus (i) amortization of debt issue costs and intangibles, (ii) stock-based compensation, (iii) CEO transition costs, non-routine legal fees, severance and certain other costs (credits), and (iv) the income tax expense (benefit) of those adjustments, if any. We also deduct the contingent gains arising from earnout payments and project escrow releases relating to the disposal of our investment in an unconsolidated subsidiary in arriving at Adjusted Net Loss. Adjusted EPS is defined as Adjusted Net Loss on a per share basis using our weighted average diluted shares outstanding.

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

	Three months ended September 30,
	2024		2023
(in thousands, except shares and per share data)	Adjusted EBITDA	Adjusted Net Loss	Adjusted EBITDA	Adjusted Net Loss
Net loss per U.S. GAAP	$(15,359)	$(15,359)	$(16,937)	$(16,937)
Reconciling items -
Provision for (benefit from) income taxes	244	—	166	—
Interest (income) expense, net	(24)	—	108	—
Amortization of debt issue costs in interest expense	—	—	—	177
Depreciation expense	284	—	205	—
Amortization of intangibles	133	133	133	133
Stock-based compensation	1,319	1,319	1,192	1,192
CEO transition(a)	1,229	1,229	—	—
Non-routine legal fees(b)	—	—	98	98
Severance costs(c)	—	—	2,088	2,088
Other costs(d)	—	—	3,241	3,241
Adjusted Non-GAAP amounts	$(12,174)	$(12,678)	$(9,706)	$(10,008)

U.S. GAAP net loss per share:
Diluted	N/A	$(0.12)	N/A	$(0.14)

Adjusted Non-GAAP net loss per share (Adjusted EPS):
Diluted	N/A	$(0.10)	N/A	$(0.08)

Weighted-average common shares outstanding:
Diluted	N/A	127,380,292	N/A	119,793,821

(a)

We incurred one-time incremental recruitment fees in connection with hiring a new CEO in August 2024. In addition, we agreed to upfront and incremental sign-on bonuses (collectively, the "sign-on bonuses"), a portion of which will be paid to our CEO in 2024, with clawback provisions over the next two years, and a portion of which will be paid annually over the next two years, all contingent upon continued employment. These sign-on bonuses will be expensed over the next two years, ending on October 1, 2026, to reflect the required service periods. We do not view these sign-on bonuses as being part of the normal on-going compensation arrangements for our CEO.

(b)	Non-routine legal fees represent legal fees and other costs incurred for specific matters that were not ordinary or routine to the operations of the business.
(c)	Severance costs in 2023 were due to restructuring changes.
(d)	Other costs in 2023 included the write-off of remaining prepaid costs resulting from termination of our consulting agreement with a related party.

	Nine months ended September 30,
	2024		2023
(in thousands, except shares and per share data)	Adjusted EBITDA	Adjusted Net Loss	Adjusted EBITDA	Adjusted Net Loss
Net loss per U.S. GAAP	$(36,371)	$(36,371)	$(39,113)	$(39,113)
Reconciling items -
Provision for (benefit from) income taxes	298	—	175	—
Interest expense, net	111	—	194	—
Amortization of debt issue costs in interest expense	—	236	—	532
Depreciation expense	828	—	595	—
Amortization of intangibles	401	401	409	409
Stock-based compensation	4,243	4,243	9,044	9,044
Gain from disposal of investment in unconsolidated subsidiary(a)	(4,085)	(4,085)	(898)	(898)
CEO transition(b)	1,229	1,229	—	—
Non-routine legal fees(c)	66	66	181	181
Severance costs(d)	—	—	2,075	2,075
Other costs(e)	—	—	3,241	3,241
Adjusted Non-GAAP amounts	$(33,280)	$(34,281)	$(24,097)	$(24,529)

U.S. GAAP net loss per share:
Diluted	N/A	$(0.29)	N/A	$(0.35)

Adjusted Non-GAAP net loss per share (Adjusted EPS):
Diluted	N/A	$(0.27)	N/A	$(0.22)

Weighted-average common shares outstanding:
Diluted	N/A	126,234,997	N/A	112,794,562

(a)

We exclude the gain from collections of contingent contractual amounts arising from the sale in 2021 of our investment in an unconsolidated subsidiary as these amounts are not considered part of our normal ongoing operations.

(b)

We incurred one-time incremental recruitment fees in connection with hiring a new CEO in August 2024. In addition, we agreed to upfront and incremental sign-on bonuses (collectively, the "sign-on bonuses"), a portion of which will be paid to our CEO in 2024, with clawback provisions over the next two years, and a portion of which will be paid annually over the next two years, all contingent upon continued employment. These sign-on bonuses will be expensed over the next two years, ending on October 1, 2026, to reflect the required service periods. We do not view these sign-on bonuses as being part of the normal on-going compensation arrangements for our CEO.

(c)	Non-routine legal fees represent legal fees and other costs incurred for specific matters that were not ordinary or routine to the operations of the business.
(d)	Severance costs in 2023 were due to restructuring changes.
(e)	Other costs in 2023 included the write-off of remaining prepaid costs resulting from termination of our consulting agreement with a related party.

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

We had $8.3 million of cash and cash equivalents on hand, the vast majority of which was located in the United States, and no debt outstanding as of September 30, 2024. We regularly maintain cash balances with various financial institutions that exceed federally insured amounts, but we have experienced no losses associated with these amounts to date. We also took action in early 2023 to reallocate cash balances between different financial institutions based on our assessment as to the financial health of certain institutions.

Certain of our cash equivalents include deposits in money market funds that invest primarily in short-term securities issued or guaranteed by the U.S. government or its agencies or instrumentalities and contain no restrictions on immediate redemption. The carrying value for these money market fund deposits approximates fair value based on quoted prices in active markets for units held (Level 1 classification) and totaled $1.8 million at September 30, 2024 and $13.9 million at December 31, 2023.

We have no other financial instruments as of September 30, 2024 or December 31, 2023, other than cash equivalents, short-term loans and certain non-functional currency intercompany and third-party receivables and payables, which are subject to foreign exchange, interest rate or market risks.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024 in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We hired a new President and Chief Executive Officer effective August 19, 2024, who assumed the duties of evaluating the effectiveness of our disclosure controls and procedures previously performed by our Chairman of the Board of Directors.

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

CBP has legally finalized both Revised CBP Assessments. We filed a formal protest for the 625 Assessment in September of 2023 and for the Revised 939 Assessment in March of 2024. Based on the above, and under the relevant accounting guidance related to loss contingencies, we have made no accrual for the amounts claimed by CBP as of September 30, 2024, as we do not consider these amounts to be a probable obligation, as such term is defined and interpreted under the relevant accounting guidance, for us at this time. However, because matters of this nature are subject to inherent uncertainties, and unfavorable rulings or developments, including future assessments of additional duties or tariffs owed in respect of other shipments or other materials beyond what is presently included in the Revised CBP Assessments, could occur despite our belief that the tariffs and duties asserted are incorrect, there can be no certainty that the Company may not ultimately incur charges that are not currently recorded as liabilities. Since the outcome of these matters cannot be predicted with certainty, the costs associated with them could have a material adverse effect on our consolidated results of operations, financial position, or liquidity.

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
•
Risks related to health epidemics – We face risks of our business being adversely impacted by the effects of future widespread outbreaks of contagious disease. For example, the COVID-19 pandemic caused significant supply chain disruptions beginning in 2020 that, for a period of time, resulted in delays in product delivery and completion and caused increased transportation costs, as well as labor shortages.

As described further in Note 2 in Part I, Item 1 under the section "Liquidity" and in Part I, Item 2 of this Quarterly Report under the section "Liquidity and Capital Resources", we have a history of cash outflows to fund operations.

In addition, on October 11, 2024, we filed a definitive proxy for a special meeting of stockholders scheduled for November 8, 2024, to seek approval of an amendment to our Amended and Restated Certificate of Incorporation to effect a reverse stock split. We may not receive approval from our stockholders for the amendment to our Amended and Restated Certificate of Incorporation, or if approval is given, our Board of Directors may choose not to proceed with the reverse stock split in time to regain compliance with Nasdaq's minimum bid price requirement. Also, if a reverse stock split is effected, there can be no assurance that the market price per share of our common stock will increase in proportion to the reduction in the number of shares of common stock outstanding before the reverse stock split. If we fail to regain compliance with the minimum bid price requirement before December 17, 2024, then Nasdaq will notify us that our common stock is subject to delisting.

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

On November 8, 2024, we entered into a binding term sheet with an institutional investor (the “Investor”) to issue to the Investor, in a private placement, senior secured promissory notes (the “Notes”) in an aggregate principal amount of $15 million and common stock purchase warrants (the “Warrants”) to purchase 17,500,000 shares of our common stock.

The Notes will bear interest at a rate of 11% per annum if payable in cash or, at our options, 13% per annum if paid-in-kind and will mature five (5) years from the date of issuance. The Notes will be secured by a first priority lien on substantially all of our assets and will be guaranteed by all of our direct and indirect subsidiaries. The Notes will contain customary covenants for a transaction of this nature, including financial covenants and restrictive covenants. If we prepay the Notes in full within a specified period of time after issuance, we will be required to pay a make-whole payment to the Investor representing a portion of the undiscounted interest payments that otherwise would have been payable to the Investor, the calculation for which will be specified in the definitive documents.

The Warrants are immediately exercisable at an exercise price of $0.01 per share, subject to certain customary adjustments to be set forth in the definitive documentation, and will expire ten (10) years from the date of issuance. At the option of the Investor, the Warrants will also be exercisable on a cashless basis using a customary cashless exercise formula.

We have also agreed that the Investor shall be entitled to nominate one (1) person for election to our board of directors at our annual stockholder meeting. We have also agreed to reimburse the Investor for expenses incurred in connection with the transaction in an amount equal to three percent (3%) of the principal amount of the Notes.

The issuance of the Notes and Warrants will be subject to customary closing conditions and the preparation and negotiation of definitive documents. We currently expect that the issuance of the Notes and Warrants will occur on or prior to November 30, 2024.

(b)
Furnish the information required by Item 407(c)(3) of Regulation S-K (§229.407 of this chapter)

None

(c)
Furnish the information required by Item 408(a) of Regulation S-K (17 CFR 229.408(a)).

None of our directors or officers adopted, amended or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K during the three months ended September 30, 2024.

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

10.2	**

Director Letter, dated August 16, 2024, between FTC Solar, Inc. and Pablo Barahona (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2024 and incorporated herein by reference)

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

FTC SOLAR, INC.

Date: November 12, 2024	/s/ Cathy Behnen
Cathy Behnen, Chief Financial Officer