Form 10-K
period 2024-12-31
FTC Solar, Inc.
filed 2025-03-31
CIK 1828161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☑

Emerging growth company	☑

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on June 30, 2024 was $29,824,987.

The number of shares of registrant’s common stock outstanding as of February 28, 2025, was 12,867,671.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

Portions of the registrant's 2025 Proxy Statement for the Annual Meeting of Stockholders, to be filed on or before April 30, 2025, are incorporated by reference into Part III of this report.

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

The forward-looking statements in this Annual Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We believe that these factors include, but are not limited to, the factors set forth under Item 1A. "Risk Factors" below. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements.

In addition, statements that “we believe”, "we expect" and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

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

SUMMARY OF RISK FACTORS

We are subject to a number of risks that in some cases have and moving forward if realized could further adversely affect our business, strategies, prospects, financial condition, results of operations and cash flows. Some of the more significant risks and uncertainties we face include those summarized below. The summary below is not exhaustive and is qualified by reference to the full set of risk factors set forth in Item 1A. Risk Factors below. Please carefully consider all of the information in this Annual Report, including the full set of risks set forth in the "Risk Factors" section below, and in our other filings with the SEC before making an investment decision regarding us.

•
Risks Related to Our Business and Our Industry
o
We have a history of losses that may continue in the future and have determined there is substantial doubt about our ability to continue as a going concern; the demand for our products and related revenue depends on many factors beyond our control; we may not achieve profitability or generate positive cash flow; and we may not be able to obtain desired additional debt or equity financing on terms favorable to us.
o
Our dependence on a limited number of customers, the payment terms we agree to with such customers and the expected timing of customer project development activity may impair our ability to operate profitably.
o
The market for our products and services is highly competitive and rapidly evolving and we expect to face increased competition.
o
Our success in providing panel agnostic versions of our solar tracker systems will depend in part upon our ability to continue to work closely with leading solar panel manufacturers.
o
We invest significant time, resources and management attention to identifying and developing project leads that are subject to our sales and marketing focus, and if we are unsuccessful in converting such project leads (or awarded orders) into binding purchase orders, our business, financial condition or results of operations could be materially adversely affected.
o
We plan to continue expanding into additional international markets, which will expose us to additional regulatory, economic, political, reputational and competitive risks.

•
Risks Related to Government Regulations and Legal Compliance
o
The reduction, elimination or expiration of government incentives for, or regulations mandating the use of, as well as corporate commitments to the use of, renewable energy and solar energy specifically could reduce demand for solar energy systems and harm our business.
o
The concentration of our sales in a limited number of specific markets increases risks associated with the reduction, elimination or expiration of governmental subsidies and economic incentives for solar energy products.
o
Existing electric utility industry policies and regulations, and any subsequent changes, may present technical, regulatory and economic barriers to the purchase and use of solar energy systems that may significantly reduce demand for our products and services or harm our ability to compete.
o
Actions addressing determinations of forced labor practices in China and legislation and policies adopted to address such practices may disrupt the global supply of solar panels and affect our business.
o
Changes in the U.S. trade environment, including the imposition of import tariffs, could adversely affect the amount or timing of our revenue, results of operations or cash flows.
o
Changes in tax laws or regulations that are applied adversely to us, or our customers, could materially adversely affect our business, prospects, financial condition and results of operations.

•
Risks Related to Manufacturing and Our Supply Chain
o
We depend upon a limited number of outside contract manufacturers, and our operations could be disrupted if our relationships with these contract manufacturers are compromised.
o
We may experience delays, disruptions or quality control problems in our contract manufacturers’ manufacturing operations, which could result in reputational damage and other liabilities to our customers.
o
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
•
Risks Related to Intellectual Property
o
If we fail, in whole or in part, to obtain, maintain, protect, defend or enforce our intellectual property and other proprietary rights, our business and results of operations could be materially harmed.
o
We may need to defend ourselves against third-party claims that we are infringing, misappropriating or otherwise violating third-party intellectual property rights, which could divert management’s attention, cause us to incur significant costs and prevent us from selling or using the products, services or technologies to which such rights relate.
•
Risks Related to Information Technology and Data Privacy
o
A significant cybersecurity incident or other disruption to our technology infrastructure could disrupt our business operations and cause financial and reputational damage.
o
Unauthorized disclosure of personal or sensitive data or confidential information, whether through a breach of our computer or information technology systems or otherwise, could severely hurt our business.
•
Risks Related to Our Capital Strategy, Ownership of Our Common Stock, and Our Senior Notes
o
An active, liquid trading market for our common stock may not be sustained.
o
If the trading price of our common stock fails to comply with the continued listing requirements of the Nasdaq Capital Market, we would face possible delisting, which would result in a limited public market for our common stock and make obtaining future debt or equity financing more difficult for us.
o
Raising additional funds may cause dilution to existing stockholders and/or may restrict our operations or require us to relinquish proprietary rights.
o
The terms and covenants included in the Senior Notes could restrict our business, and if we do not comply with the covenants included in the Senior Notes our financial condition and results of operations could be adversely affected. In addition, our operations may not provide sufficient cash to meet the repayment obligations under the Senior Notes.
o
There may be future sales of our securities or other dilution of our equity, which may adversely affect the market price of our common stock.
o
Certain provisions of the Warrants could discourage an acquisition of us by a third party.
o
We do not intend to pay dividends on our common stock for the foreseeable future.
o
The price of our common stock could decline if securities analysts do not publish research or if securities analysts or other third parties publish inaccurate or unfavorable research about us.
o
Our directors, executive officers and principal stockholders will continue to have significant influence over our company, which could limit your ability to influence the outcome of key transactions, including a change of control.

PART I

Item 1. Business.

Development of the business

FTC Solar, Inc. (the “Company”, “we”, “our”, or “us”) was founded in 2017 and is incorporated in the state of Delaware. In April 2021, we completed an initial public offering ("IPO"), and our common stock currently trades on the Nasdaq Capital Market ("Nasdaq") under the symbol “FTCI”.

We are a global provider of solar tracker systems, supported by proprietary software and value-added engineering services. Solar tracker systems move solar panels throughout the day to maintain an optimal orientation relative to the sun, thereby increasing the amount of solar energy produced at a solar installation. Our original two modules-in-portrait ("2P") solar tracker system is marketed under the Voyager brand name (“Voyager”) and our one module-in-portrait ("1P") solar tracker system is marketed under the Pioneer brand name ("Pioneer"). We also have a mounting solution to support the installation and use of U.S.-manufactured thin-film modules. Our primary software offerings include SUNPATH which helps customers optimize solar tracking for increased energy production and our SUNOPS real-time operations management platform. In addition, we have a team of renewable energy professionals available to assist our U.S. and worldwide clients in site layout, structural design, pile testing and other needs across the solar project development and construction cycle. Our products and services provide tracker solutions for large utility-scale solar and distributed generation projects around the world. Our customers are primarily engineering, procurement and construction companies ("EPCs") and we also contract with developers and owners. The Company is headquartered in Austin, Texas, and has international subsidiaries in Australia, China, India, South Africa and Spain.

During 2024, we added to our executive leadership team. In August 2024, Yann Brandt joined the Company as President and Chief Executive Officer, and he is a member of our Board of Directors. Further, Cathy Behnen was appointed as our Chief Financial Officer in February 2024; we hired Alberto Echeverria, a former CEO and Executive Member of the Board of STI Norland, as our Senior Vice President of International Sales in May 2024; and Kent James joined us in January 2025 as our Chief Commercial Officer for North America.

On November 29, 2024, we effected a 1-for-10 reverse stock split of our outstanding common stock (the "Reverse Stock Split"). The Reverse Stock Split did not impact the par value of our common stock or the authorized number of shares of our common stock.

On December 2, 2024, we entered into an asset purchase agreement with a third-party for the sale of certain assets, including intellectual property, associated with our Atlas web-based software platform, used by customers to organize and manage their solar project portfolios, for a price of $0.9 million, plus future potential earnout payments. The earnout payments, which could total up to $0.2 million, are contingent upon annual license renewals by certain existing customers during 2025.

On December 4, 2024, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor as the purchaser under the Purchase Agreement (the “Investor”). Pursuant to the Purchase Agreement, we sold, and the Investor purchased $15.0 million in principal amount of senior secured promissory notes (the “Senior Notes”) and warrants (the “Warrants”) (the “Offering”). The Senior Notes mature on December 4, 2029. We granted a security interest to the Investor in substantially all of our assets and certain of our subsidiaries have each guaranteed our obligations under the Senior Notes, and the Senior Notes include the further covenants and terms summarized under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Senior notes and warrants.".

The Warrants, which were valued at $5.2 million upon issuance and are included as a long-term liability in our Consolidated Balance Sheet, are exercisable for 10 years and allow for the purchase of an aggregate of up to 1,750,000 (on a post-split basis) shares of our common stock at an exercise price of $0.10 per share. A member of our Board of Directors, Pablo Barahona, invested $500,000 in the Investor, which was used to finance the purchase price of the Offering.

Finally, during 2024, we announced several large new project awards, involving supply agreements for delivery of up to 1 gigawatt of our tracker technology each with Strata Clean Energy, Sandhills Energy and Dunlieh Energy and we launched our automated hail stow solution, aimed at minimizing solar panel damage caused by hailstorms.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups (JOBS) Act. Under the JOBS Act, we elected to use the allowed extended transition period to delay adopting new or revised accounting standards until such time as those standards apply to private companies. We also qualify as a smaller reporting company under the rules and regulations of the Securities and Exchange Commission ("SEC").

Description of the business

We currently offer trackers and software solutions targeting the utility-scale solar energy markets to current and potential customers in the United States, Asia, Europe, the Middle East, North Africa, South Africa and Australia.

Our Voyager tracking system is built upon a self-powered 2P single-axis tracker design utilizing a 60-meter independent row architecture, which we believe provides numerous advantages to our customers. We have expanded our Voyager tracker portfolio into ultra-large-format modules ("ULFMs") and U.S. thin-film modules to accommodate the different customer solar installations. We also improved the resilience of the trackers by increasing wind speed tolerance up to 150 miles per hour.

In addition, our Pioneer 1P solar tracker solution leverages technological advantages of Voyager and provides what we believe to be numerous cost savings benefits to our customers relative to other 1P solutions including faster assembly capability, a reduced pile count and embedment depth, and higher slope tolerance. We have continued to broaden compatibility options for Pioneer, including for ULFMs and the newest Series 7 U.S. thin-film modules, as well as additional foundation options, like screw piles.

Our SUNOPS operations management software is designed to help customers identify and resolve tracker underperformance issues, with insights down to a single tracker array. Our SUNPATH software can be used by customers to help recover energy lost due to row-to-row shading on undulating terrain and land-constrained sites while maximizing energy production on cloudy days, which allows our customers to maximize their solar site revenue. This is accomplished through adjusting the tracking angle of each row individually to minimize the impact of shadow casting, especially on undulating terrain, and to optimize tracking angles on cloudy days. SUNPATH leverages satellite imagery to predict cloud movements and to adjust the tracking system in real-time to provide optimal performance.

We continue to make efforts to expand our domestic and international footprint, along with our customer outreach efforts. As an example, in early 2025, we named one of the members of our executive leadership team as our Senior Vice President, Customer Excellence, to lead our initiatives to enhance customer satisfaction, retention and loyalty in order to support our long-term growth. In addition, in 2023, we established a Customer Advisory Board, chaired by the president of Powin, a global leader in energy storage systems, to provide support for our future expected growth and assist in our efforts to ensure a world-class customer experience.

The vast majority of our revenue in the periods presented in this Annual Report was attributable to sales by our legal entities in the United States and Australia.

Since 2022, we have also been focused on efforts to improve our gross margins through design-to-value initiatives intended to reduce our product cost structure, as well as other efforts to make our period cost structure more efficient, without sacrificing service to our customers.

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

We incur costs associated with the revenue generated related to (i) the raw materials used in our solar tracker systems, including parts and components, (ii) equipment manufacturing activities, net of incentives earned, (iii) personnel costs attributable to procurement, installation and delivery of finished products and services, (iv) freight and delivery, (v) product warranty, (vi) insurance, and (vii) customer support.

We currently outsource all manufacturing to contract manufacturing partners. We are focused on growing our U.S. manufacturing supply partners in order to reduce lead times for our customers, as well as other potential benefits. As an example, on February 9, 2023, we entered into a limited liability company agreement (the "LLC Agreement") with Taihua New Energy (Thailand) Co., LTD ("Taihua"), a leading steel fabricator and an existing vendor, and DAYV LLC, for the creation of Alpha Steel LLC ("Alpha Steel"), a Delaware limited liability company dedicated to producing steel components, including torque tubes and structural fasteners, for utility-scale and distributed generation solar projects. The Alpha Steel facility, which is located outside of Houston in Sealy, Texas, began limited commercial production late in the fourth quarter of 2023. For further discussion, see Note 11 "Equity method investment" included in our consolidated financial statements in Part II, Item 8 of this Annual Report.

In addition to Alpha Steel, we plan to continue to partner with other U.S.-based manufacturers to further add to our domestic content capabilities and we will continue to use existing and new international manufacturers to expand our capacity, as needed, to address anticipated increases in future volume.

Based on the U.S. dollar amount of purchase orders we issued during the year ended December 31, 2024, the percentage of our spending involved partners located in the following countries:

Vendor location	Year ended December 31, 2024
United States	66%
China	11%
India	9%
Thailand	5%
All other	9%
Total	100%

Market factors

Several market factors are driving the growth in solar energy including:

•
the declining cost of solar photovoltaic (PV) modules over the last several years, although this may be affected in the future in the event of higher tariffs being applied;
•
government incentives such as tax incentives, Renewable Portfolio Standards ("RPS") and international climate commitments to accelerate the adoption of solar energy;
•
increasing demand for electricity associated with new data center construction and expansion of the use of artificial intelligence;
•
environmental concerns regarding greenhouse gas emissions;
•
technological advancements in solar panel design and efficiency; and
•
corporate sustainability goals, among other factors.

Our global market opportunity is driven by three primary factors: (i) overall growth in utility-scale solar projects, (ii) the increased usage of trackers as the preferred mounting system in utility-scale solar projects and (iii) our ability to execute our product roadmap by providing new products that improve performance and cost efficiency of solar power projects.

Governments across the globe have established policies to support a transition away from fossil fuels and towards low-carbon forms of energy, such as solar power. In the United States, while there is no federal legislation implementing RPS, over half of the states have implemented their own RPS policies with some setting ambitious targets of 50% or even 100% of electric power coming from renewable energy sources by specific dates.

The U.S. government has typically relied on federal tax credits, grants and loan programs to encourage development of new renewable energy technologies and projects. The most notable incentive program impacting our U.S. business has historically been the investment tax credit ("ITC") for solar energy projects, which allows taxpayers to offset their U.S. federal income tax liability by a certain percentage of their cost basis in solar energy systems placed in service for commercial use. The Inflation Reduction Act of 2022 ("IRA"), passed by the U.S. Congress and signed into law by President Biden on August 16, 2022, expanded and extended the tax credits and other tax benefits available to solar energy projects and the solar energy supply chain. ITCs are currently available at a base rate of 30% for projects that begin construction by the end of 2032, and decline to 26% and 22% for projects beginning construction in 2033 and 2034, respectively. Bonus credits are additionally available for projects that meet applicable domestic content and prevailing wage and apprenticeship rules. U.S. manufacturers of specific solar components are now eligible to claim production tax credits under Section 45X of the Internal Revenue Code of 1986, as amended, which was established as part of the IRA and is a per-unit tax credit earned for each clean energy component manufactured domestically and sold by a manufacturer. Our investment in, and commitments made to Alpha Steel allow us to obtain benefits of lower product costs from Alpha Steel as a result of the production tax credit program, subject to our level of purchases from Alpha Steel.

Globally, investments in renewable energy have accelerated since the Paris Agreement under the United Nations Framework Convention on Climate Change (the "Convention"), which became effective in 2016, and which requires signatory nations to set certain carbon reduction goals, among other commitments. However, the Trump Administration has issued an executive order to start the process to withdraw the United States from the Paris Agreement and is unlikely to support future international efforts to combat climate change. U.S. withdrawal from the Convention, however, does not limit the efforts by other signatories to achieve their commitments under the Convention.

Prior to the Trump Administration, these factors, along with efficiency improvements and cost reductions in the underlying photovoltaic cell technology used in solar energy production, have contributed to solar energy becoming the fastest growing source of new electricity in America. The U.S. Energy Information Administration, in its January 2025 Short-Term Energy Outlook, estimates that solar generation, as a result of capacity additions, will increase in the United States by 34% in 2025 and 17% in 2026 and will supply most of the increase in electrical generation during those years. The election of Donald Trump and Republican control of the U.S. Congress, has created uncertainty regarding whether changes will be made to available tax credits and other government subsidies and whether other actions will be taken by the Trump Administration or Congress that eliminate or reduce solar-related incentives and subsidies or that otherwise directly or indirectly impact the solar energy industry, and which could have an adverse impact on short- and long-term outlook of the solar industry in the U.S. and abroad.

Solar trackers have been gaining market share versus fixed-tilt mounting systems due to their ability to optimize energy production, accommodate more varied terrain and offer a more attractive return on investment. Based on information published in 2024 by Credence Research, in 2023, North America and Europe collectively accounted for over half of the solar tracker market with Asia Pacific having a market share around 38% - 42%. We believe we are well positioned to benefit from the accelerating adoption of both one and two-panel in-portrait tracker systems, bifacial panels and larger-format or higher-powered bifacial panels.

Our growth strategy is based on (i) increasing our market share in the United States, (ii) continuing our international expansion, including by increasing our sales to the distributed generation market, (iii) enhancing our tracker product offerings, (iv) reducing our operating costs through operating leverage, (v) expanding our software offering by supporting lean construction, operating, maintenance and lifecycle management and improving the attachment rate of enhanced software to tracker sales, and (vi) identifying additional strategic acquisitions or other opportunities.

Government policies and regulations

While U.S. federal and state governments have provided incentives for expansion of the use of solar energy, as described above, other policies and actions of the U.S. federal government have had a negative impact on demand through creation of uncertainty as to the ability and cost of importing solar modules into the United States.

The Uyghur Forced Labor Prevention Act ("UFLPA") was passed by the U.S. Congress and signed into law by President Biden on December 23, 2021. The UFLPA established a rebuttable presumption that the importation of any goods, wares, articles, and merchandise mined, produced, or manufactured wholly or in part in the Xinjiang Uyghur Autonomous Region of the People's Republic of China ("Xinjiang"), or that are produced by certain entities, is prohibited by Section 307 of the Tariff Act of 1930 and that such goods, wares, articles, and merchandise are not entitled to entry to the United States. U.S. Customs and Border Protection ("CBP") began implementing the presumption set out in the UFLPA on June 21, 2022, resulting in new rules for solar module importers and reviews by CBP.

On April 1, 2022, the U.S. Department of Commerce, in response to a petition by Auxin Solar, Inc. ("Auxin"), published a notice initiating an investigation ("the Solar Circumvention Investigation") of claims related to alleged circumvention of U.S. antidumping and countervailing duties ("AD/CVD") by solar manufacturers in certain Southeast Asian countries, in an effort to determine whether or not solar cells and/or modules made in those Southeast Asian nations use parts originating from China in order to circumvent the AD/CVD tariffs. On June 6, 2022, President Biden issued an Executive Order allowing U.S. solar deployers to import solar modules and cells from Cambodia, Malaysia, Thailand and Vietnam free from certain duties for 24 months, along with other incentives designed to accelerate U.S. domestic production of clean energy technologies. This moratorium ended in June 2024 and China-wide anti-dumping duties are now nearly 240% and countervailing duties for all other countries are over 15%. Additionally, on December 29, 2023, Auxin and Concept Clean Energy, Inc. filed suit in the U.S. Court of International Trade challenging the legal basis for the moratorium and implementing regulations. Several motions have been filed to date, including a motion to dismiss by the U.S. government, which the court rejected. If the suit proves successful, solar module importers could owe retroactive duties on goods that have already cleared customs. In addition, the U.S. Department of Commerce is currently conducting an antidumping and countervailing duty investigation into imports of Crystalline Silicon Photovoltaic Cells from Vietnam, Malaysia, Thailand and Cambodia, which may result in additional duties imposed on imports from those nations.

These policies and actions, along with delays in receiving permits from certain local and state entities, and backlogs in the interconnection queue study process in various regions, resulted in some developers deferring projects, which negatively impacted our 2024 and 2023 revenue and cash flows and may continue to negatively impact our revenue and our cash flows in 2025.

There continues to be some uncertainty in the market around achieving full compliance with UFLPA, whether related to sufficient traceability of materials or other factors. Escalating trade tensions, particularly between the United States and China, have led to increased tariffs and trade restrictions, including tariffs applicable to certain raw materials and components for our products. We have taken measures with the intention of mitigating the effect of tariffs and the impact of AD/CVD and UFLPA on our business by reducing our reliance on China and enhancing our U.S.-based supply chain, including through our investment in Alpha Steel.

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

Since 2018, we have maintained ISO 14001:2015 certification through third-party assurance. The standard from the International Organization for Standardization ("ISO") details the requirements for an environmental management system that we use to measure and manage our environmental performance. Specifically, our tracker business is ISO 9001:2015, ISO 14001:2015 and ISO 45001:2018 certified, and through Intertek has met the standards necessary to qualify for the UL certification for solar trackers. Our contract manufacturing partners also undergo a qualification process to remain on our approved vendor list, which includes a review and assessment of their environmental performance.

We assess our emissions across our global operations, focusing initially on Scope 1 and Scope 2 emissions. Our Scope 1 emissions cover a fleet of light-duty trucks we operate for equipment delivery and technical support. Our Scope 2 emissions are associated with purchased electricity primarily at our offices in Texas, India, Australia. All of our manufacturing is outsourced to contract manufacturing partners, and we currently do not own or lease any manufacturing facilities.

We continue to shift away from non-renewable and non-recyclable materials, toward more sustainable materials, such as wood and paper, wherever possible. Additionally, we designed our solar tracker offerings to minimize steel content, to require no specialized tools and to reduce labor hours needed for installation and maintenance. We also launched a supplier engagement program dedicated to empowering our supply chain partners to integrate sustainable practices while ensuring consistent quality.

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

Our executive officers serve at the discretion of our board of directors and hold office until his or her successor is duly appointed or until his or her earlier resignation or removal. There are no family relationships among any of our directors or executive officers. The following table sets forth certain information regarding our executive officers and members of our Board of Directors as of December 31, 2024:

Name	Age	Company Position/Board Member Occupation
Executive Officers
Yann Brandt	42	President and Chief Executive Officer, Director
Sasan Aminpour	61	Chief Operating Officer
Cathy Behnen	61	Chief Financial Officer

Non-employee Members of the Board of Directors
Shaker Sadasivam Chairman of the Board	65	Chief Executive Officer Auragent Bioscience, LLC
Pablo Barahona Director	63	Former President of Global Retail Markets West Liberty Mutual
Ahmad Chatila Director	57	Managing Partner Fenice Investment Group
Lisan Hung Director	56	Senior Vice President, General Counsel and Corporate Secretary Enphase Energy, Inc.
William Aldeen "Dean" Priddy, Jr. Director	63	Private Investor, Board Member and Consultant
David Springer Director	56	Chief Operating Officer Recurrent Energy

In addition to our executive officers, our global executive leadership team at December 31, 2024, also included other individuals, including our Chief Human Resources Officer, Senior Vice President of Capital Markets and Business Development, Senior Vice President of North America Sales, Senior Vice President of International Sales and the Chief of Staff. Additional biographical information on our executive officers will be set forth in the 2025 Proxy Statement for the Annual Meeting of Stockholders and is incorporated herein by reference.

Outlined below under "Human capital resources", is information on the diversity in gender, age and ethnicity of our board of directors, executive leadership team and employee population as of December 31, 2024.

Climate change

Climate change has primarily impacted our business operations by increasing demand for solar power generation and, as a result, for use of our products.

While climate change has not resulted in any material negative impact to our operations to date, we recognize the risk of disruptions to our supply chain due to extreme weather events. This, among other things, has led us to expand the diversity of our supplier base and to partner with more local suppliers to reduce shipping and transportation needs. We are also increasingly partnering with larger scale steel producers rather than smaller suppliers to facilitate scaling of our operations while remaining conscious of the environmental impacts of steel manufacturing as the regulatory landscape around these high-emitting industries evolves. An example of this strategy is our investment in Alpha Steel, a U.S.-based manufacturing partnership with a leading steel fabricator.

We also attempt to mitigate the climate-related risks from the use of our products by designing our equipment and systems to have a high-slope tolerance and wind mitigation capabilities, while at the same time reducing the required foundation/pile count needed. This allows our trackers to be installed in increasingly hostile environments with minimal disturbance to the surrounding land.

Seasonality

Our revenue may be impacted by seasonality and variability related to the timing of construction activity. Based on historical experience, we have experienced to some degree lower levels of customer purchasing during winter months in cold-weather climates as it is more costly to our customers to set foundations when the ground is frozen, however, such fluctuations due to seasonality have not had a material adverse impact on our operations.

Competition

The tracker industry is highly specialized and dominated by a relatively small number of companies. Our direct tracker competitors include Array Technologies, Inc., GameChange Solar, Nextracker Inc. and PVH. We also compete indirectly with manufacturers of fixed-tilt mounting systems. We compete on the basis of product performance and features, total cost of ownership (usually measured by the levelized cost of energy), reliability and duration of product warranty, sales, manufacturing and distribution capabilities, training, customer support and the ability to identify, hire and retain qualified personnel.

Several of our existing and potential competitors are significantly larger than we are and may have greater financial, marketing, manufacturing, distribution and customer support resources, as well as broader brand recognition and greater market penetration, especially in certain markets.

Patents, trademarks and trade names

We maintain a robust program of research and development to continue to enhance and expand our product offerings to our customers. During the year ended December 31, 2024, our research and development costs totaled $5.9 million, including employee salaries and benefit costs.

Our trademarks and trade names include, but are not limited to, Voyager Tracker, Pioneer Tracker, SUNPATH, SUNOPS and FTC Solar, which are protected under applicable intellectual property laws. This Annual Report also may contain trademarks, service marks, trade names and copyrights of other companies, which are the property of their respective owners. Solely for convenience, the trademarks, service marks, trade names and copyrights referred to in this Annual Report are listed without the TM, SM, © and ® symbols, but we will assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors, if any, to these trademarks, service marks, trade names and copyrights.

At December 31, 2024, we had patents in the following locations:

Locations	Patents Granted	Patents Allowed and Pending for Examination
United States	49	2
Australia	4	1
All other	7	1
Total	60	4

Our issued U.S. patents are expected to expire between 2027 and 2043.

Human capital resources

Our year-end headcount by department for each period was as follows:

Department	December 31, 2024	December 31, 2023
Operations and support	93	106
Research and development	45	41
Sales and marketing	20	22
General and administrative	44	44
Total headcount at period end	202	213

Our employees at each year end were located in the following countries:

Country	December 31, 2024	December 31, 2023
United States	82	95
India	90	92
China	9	10
Australia	4	5
All other	17	11
Total headcount at period end	202	213

We believe we have a diverse employee base in terms of gender, age, experience, background and ethnicity. As an example, the self-identified gender of our board of directors and global employee workforce at December 31, 2024, was as follows:

Gender	Board of Directors	Global Executive Leadership Team	All global employees
Male	6	6	164
Female	1	2	38
Total at period end	7	8	202

The age range for our board of directors and global employee workforce at December 31, 2024, was as follows:

Age range of directors and employees	Board of Directors	Global Executive Leadership Team	All global employees
18 - 24	—	—	7
25 - 34	—	1	65
35 - 44	1	3	81
45 - 54	—	2	32
55 and over	6	2	17
Total at period end	7	8	202

Additionally, we gather ethnicity information on our U.S. employees, which at December 31, 2024, was as follows:

Ethnicity	Board of Directors	U.S. based Executive Leadership Team	All United States employees
African American or Black	—	1	8
Asian	2	—	15
Hispanic or Latinx	1	1	9
White (not Hispanic or Latino)(a)	4	4	45
Two or more races (not Hispanic or Latino)	—	1	5
Total at period end	7	7	82

___________

(a)	One member of the board of directors self-identifies as Middle Eastern and one member of the board of directors is on the U.S.-based Executive Leadership Team.

We also seek to attract, advance and empower women in advancing their skills and career opportunities through networking, mentorship and professional development. As an example, we sponsor an internal Women's Innovation Network (WIN) which is focused on attracting, empowering and investing in women's skill and career opportunities. This group holds periodic on-line meetings and events open to the entire employee population at various times during each year. At December 31, 2024, women held the following leadership positions within the Company:

Leadership positions held by women	Global
Women on the board of directors	1
Women on the compensation committee of the board of directors	1
Women on the audit committee of the board of directors	1
Women on the executive leadership team	2
Female program managers	18
Female people managers	10

We use a mix of competitive base salary, performance-based equity compensation awards and other employee benefits to attract, retain and motivate highly qualified employees and executives. The health and safety of our employees are of primary concern. Many of our employees work remotely when feasible.

We encourage our employees to take appropriate precautions in accordance with guidance from public health organizations and in following company guidelines to protect their health and safety. Employees are expected to report all instances of unsafe working conditions or safety incidents that occur. We use the ISO 45001 framework to address occupational health and safety risks in the workplace, using best practices from international standards and regulatory agencies. We also provide training to employees on safety measures they are expected to follow, as well as providing appropriate personal protective equipment as needed. Our Executive Leadership Team frequently reviews and monitors safety statistics on our workforce and takes appropriate corrective action when necessary.

None of our employees are represented by a labor union, and we consider relations with our employees to be good.

Available information

We disseminate information about the Company through required filings we make with the U.S. Securities and Exchange Commission (“SEC”) and, at our discretion, on our website at www.ftcsolar.com.

Information contained on or connected to our website is not incorporated by reference into this Annual Report and should not be considered part of this Annual Report or other filings we make with the SEC. The SEC maintains a site that contains reports, proxy and information statements, and other information regarding reporting issuers. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are filed electronically and are available free of charge at http://www.sec.gov. Additionally, these reports are available free of charge on our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Paper copies may also be obtained at no cost upon request to our Chief Financial Officer at 9020 North Capital of Texas Hwy., Building 1, Suite 260, Austin, TX 78759 or by calling (737) 787-7906.

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

Risks Related to Our Business and Our Industry

We have a history of losses that may continue in the future and have determined there is substantial doubt about our ability to continue as a going concern; the demand for our products and related revenue depends on many factors beyond our control; we may not achieve profitability or generate positive cash flow; and we may not be able to obtain desired additional debt or equity financing on terms favorable to us.

We have incurred cumulative losses since inception and have a history of cash outflows from operations, inclusive of $34.7 million in cash utilized for our operating activities during the year ended December 31, 2024. Additionally, our revenue declined from $127.0 million in 2023 to $47.4 million in 2024. At December 31, 2024, we had an accumulated deficit of $347.7 million, cash on hand of $11.2 million and $27.1 million of working capital. Given these and other factors, as further discussed in Note 2, "Summary of significant accounting policies" in our consolidated financial statements included in Part II, Item 8 of this Annual Report, there is substantial doubt about our ability to continue as a going concern during the next year. Our ability to continue as a going concern requires that we obtain sufficient funding, either through external financing transactions or cash generated from operations.

As of December 31, 2024, in addition to our cash on hand and working capital, we had approximately $64.9 million of remaining capacity available for future sales of our common stock under our ATM program as defined and described further in Note 16, "Stockholders' equity" in Part II, Item 8 of this Annual Report. Our ability to use the ATM program may be constrained by the size of our non-affiliate market capitalization, our trading volume and other factors, and there can be no assurance regarding the price at which we will be able to sell such shares, and any sales of our common stock under the ATM program may be at prices that result in additional dilution to our existing stockholders.

To bolster our balance sheet and to further fund our business operations, pursuant to the Purchase Agreement we entered into with the Investor, we sold $15.0 million in principal amount of Senior Notes on December 4, 2024. The Senior Notes mature on December 4, 2029, and they bear interest at 11% per annum; provided however, that the Company may, at its option, following notice to the holder, instead increase the outstanding principal amount of the Senior Notes by the amount of such interest at the rate of 13% per annum (which we have elected). The Senior Notes are secured by substantially all of our and our subsidiaries' assets. In addition to limitations on certain financial activities, including payment of dividends, and other customary covenants, during the period the Senior Notes are outstanding, we will be required to (i) maintain a minimum of $5.0 million of unrestricted cash on the last calendar day of each quarter, (ii) have annual revenue of $100 million for 2025 and $200 million for subsequent years and (iii) have annual EBITDA, as defined in the Purchase Agreement, of at least $25 million starting in 2026. A breach of these financial covenants, or the other covenants included in the Senior Notes, would constitute an event of default under the Senior Notes, resulting in the entire unpaid principal and accrued interest under the Senior Notes becoming due and payable, and enable the Investor to foreclose on our assets if we are not able to repay the outstanding obligations.

We also executed a term sheet with the Investor on March 4, 2025, in which the Investor agreed to purchase up to an additional $10.0 million in principal amount of senior secured promissory notes and warrants to purchase up to 1,166,667 shares of our common stock.

The demand for our products depends on many factors outside of our control, and we may not be able to grow our revenue as expected, or our revenue may decline further for a number of reasons, including (i) delays in, or cancellation of, our customers' project development activity due to the inability of our customers to obtain (a) funding at an acceptable cost, (b) permits, (c) interconnection agreements, or (d) other matters; (ii) any slowdown in the level of investments in solar energy projects that may result from slowdowns in economic growth in the U.S. or outside of the U.S.; (iii) U.S. and global macroeconomic trends including with respect to (a) increases in governmental tariffs or restrictions on imports, (b) changes in interest rates and inflation, (c) changes to or the availability of tax credits or other governmental incentives available for solar project development or the manufacturing of solar components; (iv) a decline in demand for our offerings, or an increase in the cost of our offerings, including as a result of increases in the cost of or limited supplies of the raw materials necessary to produce our products and offerings; (v) increased competition; (vi) a lack of success in converting sales leads into binding purchase orders; (vii) loss of existing customers; (viii) our inability to sell software and other complementary products; (ix) a decrease in the growth of the solar industry or our market share, including as a result of potential increases in governmental support for other sources of energy production; (x) future decline in average selling prices of our products and services; (xi) our inability to enter certain international markets; (xii) technological changes or development that could render our products and services obsolete or uncompetitive; or, (xiii) our failure to capitalize on growth opportunities. Additionally, demand for our products may be impacted by the delays that have occurred in the integration of new solar resources due to interconnection queue study backlogs and the identified need for the construction of transmission grid upgrades. Further, regional Transmission Organizations have adopted metrics such as the effective load carrying capability metric used in the PJM Interconnection (“PJM”) that impose low capacity values on solar, and high values on baseload plants. PJM has offered an accelerated interconnection process that will prioritize generators with high effective load carrying capabilities, which may expedite the interconnection of thermal generation over renewable generation. Various counties have imposed limits on new renewable projects, which also could temper the level of new solar projects.

We may not achieve profitability or positive cash flow for a number of reasons, including further declines in, or continued low levels of, revenue, as well as increases in costs to manufacture our products, U.S. and global macroeconomic trends, including with respect to the impact of U.S. trade tariffs and the imposition of additional tariffs applicable to our industry or our products. In addition, we may be unable to identify further cost savings opportunities below present levels that would not adversely impact the functioning of our existing operations needed to meet customer and regulatory requirements. We also expect we could incur additional costs and expenses should activity levels increase from recent project wins that would allow us to continue to expand our business, including in connection with any future acquisitions, as well as ongoing development and marketing of our products and services, expanding into new markets and geographies with respect to both manufacturing and sales of our products, maintaining and enhancing our research and development operations, hiring additional personnel, incurring additional overhead costs and incurring greater costs from professional third-party advisors as necessary in connection with any expansion of our business. We do not know whether our revenue will grow rapidly enough to absorb such costs and expenses, or the extent of such costs and expenses and their impact on our results of operations. If we fail to generate sufficient revenue to support our operations, we may not be able to achieve profitability or generate sufficient cash flow to meet our financial obligations and our liquidity position will be negatively impacted. Additionally, if we fail to grow our revenue and EBITDA to levels required by the financial covenants included in our Senior Notes, as described above, we may default under the Senior Notes and/or not have sufficient cash flow available to repay the Senior Notes early in the event of our failure to meet those financial covenants or upon maturity of the Senior Notes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a further discussion of the other factors that may impact our liquidity position.

We may need to issue additional debt or obtain new equity financing to fund our operations and to execute on our current and future business strategies and plans. We may be unable to obtain any desired additional debt or equity financing on terms favorable to us, or at all, depending on, among other things, the ability to issue debt that is subordinate to the security interests under the Senior Notes (or to obtain the consent of the Investor to issue additional secured debt), interest rates, our stock price, our market capitalization, the availability of or our ability to use our ATM program, our ability to have our stock continue to trade on active markets and existing market or other conditions. The ability to raise additional financing depends on numerous factors that are outside our control, including general economic and market conditions, interest rates, the health of financial institutions, investors' and lenders' assessments of our prospects and the prospects of the solar industry in general.

If we are not able to secure adequate additional funding when needed or do not generate sufficient cash from operations, we will need to reevaluate our operating plan and may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. These actions could materially impact our business, results of operations and future prospects. There can be no assurance that in the event we require additional financing, such financing will be available on terms that are favorable to us, or at all. Failure to generate sufficient cash from operations, raise additional capital, win new and retain current customers and vendors, or reduce certain discretionary spending would have a material adverse effect on our ability to achieve our intended business objectives.

For further discussion, see "Liquidity and Capital Resources" in Part II, Item 7 below.

Our dependence on a limited number of customers, the payment terms we agree to with such customers and the expected timing of customer project development activity may impair our ability to operate profitably.

We have been dependent in each year since our inception on a small number of customers who generate a significant portion of our business. During the year ended December 31, 2024, four customers accounted for approximately 39%, 11%, 11% and 11%, respectively, of total revenue. During the year ended December 31, 2023, four customers accounted for approximately 23%, 19%, 17% and 13%, respectively, of total revenue. Further, our trade accounts receivables are all from companies within or those that serve the solar industry. At December 31, 2024, three customers accounted for approximately 74% of our total receivables, including one customer that accounted for approximately 42% of our total receivables.

Our level of manufacturing and logistics activity, and thus our revenue, also can be significantly impacted by delays or changes in the expected timing of customer project development activity. In recent periods our customers have encountered delays in beginning or continuing project development caused by interconnection issues, including permit delays, equipment shortages, obtaining project financing at acceptable levels and addressing uncertainty in changes in government regulations, as described further below. Due to our limited number of large customers, such delays in project development activity can have a material impact on our consolidated financial results.

As a result, we may have difficulty operating profitably or generating positive cash flow if there is a delay or default in payment by any of our customers, we lose an existing order, an existing order or project is delayed, postponed or cancelled, or we are unable to generate new orders from new or existing customers. For example, in both 2024 and 2023, the timeline for constructing a number of projects that had been awarded to us was subsequently delayed after being awarded due to various reasons including delays by our customer in obtaining permits, interconnection agreements, project financing or other matters. In addition, we often make significant expenditures in fulfilling an order prior to being paid in full by our customer for such order, and therefore any delay or default in payment by a customer may result in our business, prospects, financial condition, cash flows and results of operations being materially adversely affected. Furthermore, to the extent that any one customer or a small number of customers continues to account for a large percentage of our revenue, the loss of any such customer or that customer’s inability to meet its payment obligations could materially affect our ability to operate profitably. In certain circumstances we may not have sufficient recourse to recover our losses in full after a customer fails to meet its payment obligations. As an example, during 2024, we wrote-off $8.9 million of uncollectible receivables relating to a specific customer that was unable to fully satisfy their payment obligations to us after selling their project to a new developer. Each period we recognize expected credit losses from our customers by taking into consideration historical experience and certain other factors, as appropriate, such as credit quality, current economic or other conditions and changes in project status that may affect a customer's ability to pay. Further information on our reserves for expected credit losses may be found in Note 5, "Accounts receivable, net" in Part II, Item 8 of this Annual Report. We anticipate that our dependence on a limited number of customers in any given fiscal year, as well as being required to make significant expenditures in fulfilling an order prior to being paid in full by our customer for such order, will continue for the foreseeable future. There is always a risk that existing customers will elect not to do business with us in the future or will experience financial difficulties, and the nature of our business requires us to take credit risk on behalf of our customers. If we do not book more orders with existing customers, or develop relationships with new customers, we may not be able to increase, or even maintain, our revenue, and our business, prospects, financial condition, results of operations and cash flows may be materially adversely affected.

The market for our products and services is highly competitive and rapidly evolving and we expect to face increased competition.

Our solar tracker systems and other solar energy products and services are used primarily in utility-scale ground-mounted solar energy projects. As a result, our future success depends on continued demand for additional electricity generation involving use of utility-scale solar energy products and services and the ability of solar equipment manufacturers and suppliers to meet this demand. The solar industry is an evolving industry that has experienced substantial changes in recent years, and consumers and businesses ultimately may not continue to adopt solar energy as an alternative energy source at levels sufficient to grow our business. Some of the factors that may impact the demand for solar energy include:

•
the cost competitiveness, reliability and performance of solar energy systems, including solar photovoltaic modules, compared to conventional and non-solar renewable energy sources and products, including the pricing, availability and lead times of transformers and other component parts used in solar energy systems, which may be impacted in the event of higher tariffs being applied;

•
continued government support for alternative energy generation technologies and products, including the scale and scope of federal, state, local and foreign government subsidies and tax incentives to support the development and deployment of solar energy products;
•
changes in expectations for new electricity demand associated with new data center constructions and assumptions regarding expansion of the use of artificial intelligence;
•
changes in the price of electricity due to changes in the price of natural gas or other fuels, including government subsidies for those sources, which, if prices decline, could negatively impact the owners of solar energy projects or make the purchase of solar energy systems less economically attractive and would likely result in lower sales of our products and services;
•
changes in the trade environment and tax treaties between the United States and other countries, such as China, as well as import tariffs and other laws and regulations that impact the ability to import our products or other products necessary for the construction of solar energy projects;
•
investment by end-users of solar energy products, which tends to decrease when economic growth slows, or interest rates rise; and
•
changes in corporate sustainability goals, among other factors

The market for solar energy products and services is highly competitive with relatively low barriers to entry. We principally compete with other solar tracker equipment suppliers, as well as fixed-tilt suppliers. A number of companies have developed or are developing solar tracker systems and other products and services that compete or will compete directly with our products and services in the utility-scale solar energy market. Competitors in the solar tracker market include, among others, Array Technologies, Inc., GameChange Solar, Nextracker Inc. and PVH. In addition, there are numerous private company competitors, both domestically and internationally. We expect competition to continue to intensify as new competitors enter the market and existing competitors attempt to increase their market shares.

Several of our existing and potential competitors are significantly larger than we are and may have greater financial, marketing, manufacturing, distribution and customer support resources, as well as broader brand recognition and greater market penetration, especially in certain markets. For example, certain of our competitors have greater capacity and ability to manufacture their products in the United States, which can provide a competitive advantage. In addition, our competitors’ existing or future products may result in higher energy production and lower cost of energy for the solar energy projects to which they are deployed, either broadly or in certain conditions. Some of our competitors have more resources and experience in developing or acquiring new products and technologies and creating market awareness for these offerings, as well as more established customer relationships due to their longer operating histories. Because we are a newer participant in the solar tracker market, both in the United States and globally compared to some of our competitors, it is essential that we acquire market share from our competitors, and our failure to do so could impact our ability to continue to grow our business.

Further, technological advances in the tracker industry are developing rapidly and certain competitors may be able to develop or deploy new products and services more quickly than we can, or that are more reliable or that provide more functionality than ours. For example, we intend to continue to develop and deploy new products that can withstand higher wind speeds, are more adaptable to irregular site boundaries and undulating terrain and can better support larger-format panels; however, our competitors may do so more quickly or effectively. In addition, some of our competitors have the financial resources to offer competitive products at aggressive pricing levels, which could cause us to lose sales or market share, or prevent us from gaining sales or market share, or require us to lower prices for our products and services to compete effectively. If we have to reduce our prices, or if we are unable to offset any future reductions in our average selling prices by increasing our sales volume, reducing our costs and expenses, or introducing new products and services, our revenue and gross profit would suffer.

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

Any failure by us to develop or adopt new or enhanced technologies or processes, or to adapt or react to changes in existing technologies, could result in product obsolescence, the loss of competitiveness of our products, including offering lower cost savings or return on investment relative to competing products, decreased revenue and a loss of market share to competitors. For example, at inception of the company, our primary product offering was a 2P tracker solution. As a result of UFLPA and AD/CVD regulations, among other factors, which impacted imports of solar modules from international locations, we experienced a decline in demand from customers in recent years for 2P tracker solutions in favor of 1P tracker solutions which limited the potential projects and markets to which we could sell our products. We introduced our 1P tracker solution in the second half of 2023 and are beginning to see increasing demand for that new product offering. However, if our 1P tracker solution does not achieve broader market acceptance, future demand for our 1P tracker solution, in addition to our 2P tracker solution, may not grow at levels expected or required for us to increase our revenue to a level to be profitable.

Broad market acceptance for our products and services may be affected by a number of factors, including:

•
our ability to produce solar tracker systems that compete favorably against other products on the basis of price, quality, cost of installation, overall cost savings, reliability and performance;
•
our ability to timely introduce new products and complete new designs, and qualify and certify our products;
•
whether project developers, solar asset owners, EPC contractors and solar financing providers will continue to adopt and finance our solar tracker systems and other products and services, including as a result of the quality, reliability and performance of our tracker systems that are in operation;
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

The ability of our customers to obtain project financing on acceptable terms may be impacted by interest rates at current elevated levels in relation to rates of several years ago, further increases in interest rates, increased inflation or a reduction in the supply of, or change in the market terms offered for project debt or tax equity financing or regulatory restrictions on lenders, which could have a material adverse effect on our financial condition, cash flows and results of operations.

Our reputation and our relationship with our customers are paramount to us, and we have invested heavily in building a brand and solutions associated with high quality, differentiated product offerings and strong customer service. We believe that maintaining the quality of our products and the strength of our reputation is critical to our existing customer relationships and our ability to win new customers and maintain and enhance our market acceptance. Any negative publicity can adversely affect our reputation, and may arise from many sources, including actual or alleged misconduct, errors or improper business practices by employees, officers or current or former directors, including for activities external to FTC Solar, employee claims against us, product defects or failures, future litigation or regulatory actions, matters affecting our financial reporting or compliance with SEC or exchange listing requirements, media coverage, whether accurate or not, governance lapses or workplace misconduct. In addition, we and our officers, directors and/or employees could be involved in future litigation or claims which could result in negative publicity and adversely impact our business, even if without merit. Any such reputational damage could reduce demand for our products, undermine the loyalty of our customers or reduce our ability to attract new customers and recruit and retain employees, and adversely impact our ability to increase our market share and revenue.

Our success in providing panel agnostic versions of our solar tracker systems will depend in part upon our ability to continue to work closely with leading solar panel manufacturers.

We have expanded our Voyager tracker portfolio into ULFMs and U.S. thin-film modules to accommodate different customer solar installations. We also improved the resilience of the trackers by increasing wind speed tolerance up to 150 miles per hour.

In addition, our Pioneer 1P solar tracker solution leverages technological advantages of Voyager and provides what we believe to be numerous cost savings benefits to our customers relative to other 1P solutions including faster assembly capability, a reduced pile count and embedment depth, and higher slope tolerance. We have continued to broaden compatibility options for Pioneer, including for ULFMs and the newest Series 7 U.S. thin-film modules, as well as additional foundation options, like screw piles.

The market success of our panel agnostic tracker solutions will depend in part on our ability to continue to work closely with solar panel manufacturers to design solar tracker systems that are compatible with their solar panels. The solar panel manufacturer market is large and diversified, with many market participants, and we may not be able to effectively work with all necessary solar panel manufacturers on the development of such compatible tracker solutions for a variety of reasons, including differences in marketing or selling strategy, our available financial resources, competitive considerations, engineering challenges, lack of competitive pricing and technological compatibility. In addition, our ability to form effective partnerships with solar panel manufacturers may be adversely affected by the substantial challenges faced by many of these manufacturers due to declining prices and revenue from sales of solar panels and the possibility of increased tariffs in the United States.

We invest significant time, resources and management attention to identifying and developing project leads that are subject to our sales and marketing focus, and if we are unsuccessful in converting such project leads (or awarded orders) into binding purchase orders, our business, financial condition or results of operations could be materially adversely affected.

The commercial contracting and bidding process for solar project development is long and has multiple steps and uncertainties. We closely monitor the development of potential sales leads through this process. Project leads may not be converted into binding purchase orders at any stage of the bidding process because either (i) a competitor's product is selected to fulfill some or all of the order due to price, functionality or other reasons or (ii) the project does not progress to the stage involving the purchase of tracker systems. In addition, there is a risk that an awarded order (which is an order for which we are in the process of documenting a contract but for which a contract has not yet been signed, or that have been awarded in writing or verbally with a mutual understanding that the order will be contracted in the future) will not be converted into a binding purchase order, or the time for converting such awarded order to a binding purchase order will be longer than expected. In particular, we have seen awarded orders take a longer period of time than expected to convert to binding purchase orders, and expect this trend to continue in the future in respect of currently awarded orders and future awarded orders, as a result of developers deferring projects due to the inability to obtain project financing, permitting or interconnection agreements, uncertainty of panel supply, costs related to UFLPA and AD/CVD enforcement actions, as described elsewhere, regulation uncertainty, including related to changes, if any, to the IRA, as well as other factors that impact the project development timeline of our customers. Such factors have had a material negative impact in our 2024 and 2023 revenue and cash flows and may continue to negatively impact our anticipated revenue and our cash flows in 2025. There is also a risk that an awarded order once converted to a binding purchase order will not be subject to the same pricing or timeline as we originally anticipated, or that a customer will subsequently seek to amend, terminate or otherwise breach a purchase order that has been received due to a customer not being able to comply with, or requiring a modification to, terms related to pricing or timeline in such purchase order. In addition, in certain circumstances we receive a purchase order that does not include binding pricing or a firm timeline for product delivery and payment terms, and will require a subsequent change order in order to document such items. In these circumstances, there is a risk that such a change order will not be entered into, will be entered into on a date that is later than expected, or will be entered into on terms that are unfavorable to us, which in either cases could impact the amount of our revenue or the timing thereof. In 2024 and 2023, we have seen customers seek amendments or modifications to purchase orders, and have also seen customers breach their obligations under purchase orders, as a result of customers being unable to meet timing and payment obligations due to developers deferring projects for the reasons stated above, which have negatively impacted our 2024 and 2023 revenue and cash flows and may continue to negatively impact our anticipated revenue and our cash flow in 2025. If we fail to convert a significant number of project leads that are subject to our sales and marketing focus (or awarded orders) into binding purchase orders, or the time for converting awarded orders to a binding purchase order is longer than expected, or the pricing and timing in binding purchase orders is not as favorable to us as originally anticipated in the awarded order, or a purchase order has to be subsequently amended or supplemented on account of changes or additions related to pricing or product delivery, our business, financial condition or results of operations could be materially adversely affected.

Due to the seasonality of construction in the United States, our results of operations may fluctuate significantly from quarter to quarter, which could make our future performance difficult to predict and could cause our results of operations for a particular period to fall below expectations, resulting in a decline in the price of our common stock.

Our quarterly results of operations are difficult to predict and may fluctuate significantly in the future. Because a substantial majority of our sales are concentrated in the U.S. market, we have experienced to a certain extent seasonal and quarterly fluctuations in the past as a result of seasonal fluctuations in our customers’ businesses, although we believe such impacts to date have not been material. Additionally, our end-users’ ability to install solar energy systems is affected by weather. For example, during the winter months in cold-weather climates in the United States, construction may be delayed in order to let the ground thaw to reduce costs. Such installation delays can impact the timing of orders for our products. We have expanded into areas with traditionally warmer climates which has resulted in less pronounced seasonal variations in our revenue profile, and we expect this trend to continue as we continue to expand into such areas.

The true extent of historic fluctuations due to the seasonality of construction may have been masked by recent impacts from project delays, tariffs, import restrictions and other regulatory issues, as well as inflation and fluctuations in costs associated with our supply chain and consequently may not be readily apparent from our historical results of operations and may be difficult to predict. Any substantial decrease in revenue would have an adverse effect on our financial condition, results of operations, cash flows and stock price.

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
•
price declines in solar panels in certain geographic regions, such as the European Union, which can make our offerings less competitive;
•
our ability to accurately forecast product demand and manage manufacturing capacity and production;
•
willingness of our potential customers to incur a higher upfront capital investment for Voyager or Pioneer than may be required for competing fixed-tilt ground-mounted systems;
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

We have limited experience with certain international regulatory environments and market practices and may not be able to penetrate or successfully operate in the markets we may choose to enter or have entered or otherwise effectively mitigate the regulatory, economic, political, reputational and competitive risks that are inherent when operating in such environments. In addition, we may incur significant expenses as a result of our international expansion, and we may not be successful. For example, we have made investments into the European, South African and Asian markets but are yet to realize material revenue from customers in such markets, and we typically anticipate that we will not realize material revenue from customers in new markets until significant time and expense has been invested, and in some cases we may not realize material revenue at all despite making such investments. Our failure to successfully manage these risks could harm our international operations and have an adverse effect on our business, financial condition and operating results.

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

Our failure to address these risks or other risks encountered in connection with currently completed or future investments and acquisitions could cause us to fail to realize the anticipated benefits of these investments or acquisitions and incur unanticipated liabilities, or otherwise harm our business. Currently completed or future investments or acquisitions also could result in dilutive issuances of our equity securities, use of our cash in payment of cash consideration or additional investment capital, the incurrence of debt, contingent liabilities or amortization expenses, any of which could harm our financial condition. For example, during 2023, we acquired a 45% interest in Alpha Steel, a newly formed partnership with a leading steel fabricator to produce steel components, including torque tubes, for utility-scale solar projects. The Alpha Steel facility, which is located outside of Houston in Sealy, Texas, began limited commercial production late in the fourth quarter of 2023. We have made capital contributions to Alpha Steel to date totaling $2.7 million and could be required to make up to $0.8 million in additional capital contributions as Alpha Steel expands production. We are also contingently liable for certain unpaid vendor obligations, including issued but unsatisfied purchase orders issued by Alpha Steel totaling approximately $0.2 million as of December 31, 2024. In addition, pursuant to a three-year supply agreement we entered into with Alpha Steel, we have committed to placing a minimum level of purchase orders for torque tubes with Alpha Steel during the period from January 1, 2024 to June 30, 2025, with such volume commitments increasing in each of the next two annual periods. In the event we fail to meet our minimum required purchase commitments in any period, we would contractually be required to make a cash payment for the net profit attributable to any unfilled requirements, calculated as specified in the agreement, in an amount not to exceed $4.0 million in the aggregate. For the year ended December 31, 2024, we recognized a loss of approximately $1.1 million for our equity share of the 2024 net operating loss of Alpha Steel. Any of the risks described above, if realized, could materially and adversely affect our business, financial condition and results of operations.

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

Furthermore, defective products may give rise to warranty, indemnity, product liability, liquidated damages or other contractual claims against us that exceed any revenue or profit we receive from the affected products, including claims for damages related to aspects or components of a solar energy project that go beyond the scope of our product offerings. Our limited warranties cover defects in materials and workmanship of our products. As a result, we bear the risk of warranty claims long after we have sold products and recognized revenue. Our accrued reserves for warranty claims and remediation are based on available industry data relating to the nature and frequency of product failure rates and, where possible, on our historical experience, which may be limited in certain circumstances. As a result, our assumptions could prove to be materially different from the warranty obligations that we may be required to compensate customers for in the case of defective products. Our failure to accurately predict future warranty claims could result in unexpected volatility in, and have a material adverse effect on, our financial condition. In addition, while we seek to support our warranty obligations with warranties from our contract manufacturers, such warranties may not be of the same scope as our warranty obligations, or we may not be able to effectively enforce our rights thereunder.

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

If we fail to retain key personnel or if we fail to attract additional qualified personnel, we may not be able to achieve our anticipated level of growth, and our business could suffer.

Our future success and ability to implement our business strategy depends, in part, on our ability to attract and retain key personnel, and on the continued contributions of members of our senior management team and key technical personnel, each of whom would be difficult to replace. All of our employees, including our senior management, are free to terminate their employment relationships with us at any time. Competition for highly skilled individuals with technical expertise is extremely intense in our industry, and we face challenges identifying, hiring and retaining qualified personnel in many areas of our business. Additionally, in response to adverse market and regulatory conditions, as well as other factors, we made workforce reductions in the fourth quarter of 2024 and in August 2023, which included certain members of our executive leadership team. Both our then President and Chief Executive Officer and then Chief Financial Officer agreed that each would step down from their positions, and such executives departed the Company, effective in December 2023.

During 2024, we added to our executive leadership team. In August 2024, Yann Brandt joined the Company as President and Chief Executive Officer, and he is a member of our Board of Directors. Further, Cathy Behnen was appointed as our Chief Financial Officer in February 2024; we hired Alberto Echeverria, a former CEO and Executive Member of the Board of STI Norland, as our Senior Vice President of International Sales in May 2024; and Kent James joined us in January 2025 as our Chief Commercial Officer for North America.

If our expectations of future growth materialize, we would expect to begin to increase our workforce again at the appropriate time. Integrating new employees into our team could be disruptive to our operations, requiring substantial resources and management attention and ultimately prove unsuccessful. Any inability to retain our current senior management and other key personnel or to attract additional qualified personnel could limit or delay our strategic efforts, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

The most notable incentive program impacting our U.S. business has historically been the ITC for solar energy projects, which allows taxpayers to offset their U.S. federal income tax liability by a certain percentage of their cost basis in solar energy systems placed in service for commercial use. The IRA, passed by the U.S. Congress and signed into law by President Biden on August 16, 2022, expanded and extended the tax credits and other tax benefits available to solar energy projects and the solar energy supply chain. ITCs are currently available at a base rate of 30% for projects that begin construction by the end of 2032, and decline to 26% and 22% for projects beginning construction in 2033 and 2034, respectively. Bonus credits are additionally available for projects that meet applicable domestic content and prevailing wage and apprenticeship rules. U.S. manufacturers of specific solar components are now eligible to claim production tax credits under Section 45X of the Internal Revenue Code of 1986, as amended, which was established as part of the IRA and is a per-unit tax credit earned for each clean energy component manufactured domestically and sold by a manufacturer. Our investment in, and commitments made to Alpha Steel allow us to obtain benefits of lower product costs from Alpha Steel as a result of the production tax credit program, subject to our level of purchases from Alpha Steel. Any effort to reduce, eliminate or modify (including through implementing regulations) the IRA could have a material adverse impact on our business.

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

The range and duration of these incentives vary widely by jurisdiction. Our customers typically use our systems for utility scale grid-connected electric power generation projects that sell solar power under a power purchase agreement or into an organized electric market. This segment of the solar industry has historically depended in large part on the availability and size of government incentives and regulations mandating the use of renewable energy. Consequently, the reduction, elimination or expiration of government incentives for grid-connected solar electricity or regulations mandating the use of renewable energy may negatively affect the competitiveness of solar electricity relative to conventional and non-solar renewable sources of electricity, and could harm or halt the growth of the solar electricity industry and our business. These subsidies and incentives may expire (i) on a particular date, (ii) when the allocated funding is exhausted or may be reduced or terminated as solar energy adoption rates increase or as a result of legal challenges, (iii) upon the adoption of new statutes or regulations or (iv) with the passage of time. These reductions or terminations may occur without warning, which would negatively impact our business, financial condition and results of operations.

Corporate social responsibility efforts, such as net zero emission pledges, have fostered private sector investment in solar energy systems in recent years. To the extent that these corporate policies are redirected away from renewable energy in general or solar energy in particular, our business, financial condition, results of operation and cash flows may be negatively impacted.

In addition, federal, state, local and foreign government bodies have implemented various policies that are intended to promote renewable electricity generally or solar electricity in particular. RPS are a set of policies designed to increase the use of renewable energy sources for electricity generation. In general, RPS set a minimum requirement for the share of electricity supply that comes from designated renewable energy resources by a certain date or year. In the United States, while there is no federal legislation implementing RPS, over half of the states have implemented their own RPS policies with some setting ambitious targets of 50% or even 100% of electric power coming from renewable energy sources by specific dates. A common feature of RPS policies is a renewable electricity credit trading system that reduces the cost to comply with the RPS.

The cost of solar power may exceed retail electricity rates from other sources. Electric utility companies or generators of electricity from other non-solar renewable sources of electricity may successfully lobby for changes in the relevant legislation in their markets that are harmful to the solar industry. Furthermore, Regional Transmission Organizations and electric utility companies may continue to pursue market rules, pricing structures or interconnection requirements that could adversely affect our sales and be harmful to the solar generation industry.

The concentration of our sales in a limited number of specific markets increases risks associated with the reduction, elimination or expiration of governmental subsidies and economic incentives for solar energy products.

The majority of our revenue during the periods covered by this Annual Report resulted from sales by our subsidiary in the United States. For example, for the years ended December 31, 2024 and 2023, 89% and 94%, respectively, of total third-party revenue resulted from sales by our U.S. subsidiary. We expect to continue to generate a substantial amount of our revenue from our U.S. subsidiary in the future.

There are a number of important incentives, including those provided in the IRA, as described above, that have a certain time limit and are expected to phase down or terminate in the future, which could adversely affect sales of our products in the United States. Additionally, as we further expand to other countries, changes in incentive programs or electricity policies could negatively affect returns on our investments in those countries as well as our business, financial condition and results of operations.

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

A significant development in renewable energy pricing policies in the United States occurred on July 16, 2020, when the FERC issued a final rule amending regulations that implement the Public Utility Regulatory Policies Act (“PURPA”). In general, PURPA encouraged the development of small renewable energy projects by requiring utilities to purchase power from qualifying facilities, which can influence electricity prices. In some cases, this requirement has led to higher electricity prices, as utilities may have to pay more than market rates for renewable energy. These effects could reduce demand for PURPA-eligible solar energy systems and could harm our business, prospects, financial condition and results of operations.

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

Since 2016, CBP has issued a number of withholding release orders ("WROs") directed at forced labor in China, including WROs directed specifically at activity in the Xinjiang Uyghur Autonomous Region. As a result of these orders, certain products, including solar panels manufactured with polysilicon from Xinjiang, are effectively barred from entering the United States. Despite our due diligence efforts, as well as contractual provisions we put in place that forbid our suppliers from using forced labor or components that were produced using forced labor, we cannot determine with certainty whether our suppliers may violate our contracts or become subject to a WRO, which could subject us to legal, reputational, and other risks. If this were to occur, we might have to find alternative suppliers on short notice, resulting in construction delays and disruption and higher costs. Additionally, WROs have and could continue to impact the importation of solar panels. While we are not directly involved in the importation of solar panels, such WROs can negatively impact the global solar market and the timing and viability of solar projects to which we sell our products, which could have a material adverse effect on our business, financial condition and results of operations.

The UFLPA was passed by the U.S. Congress and signed into law by President Biden on December 23, 2021. The UFLPA established a rebuttable presumption that the importation of any goods, wares, articles, and merchandise mined, produced, or manufactured wholly or in part in Xinjiang, or that are produced by certain entities, is prohibited by Section 307 of the Tariff Act of 1930 and that such goods, wares, articles, and merchandise are not entitled to entry to the United States. CBP began implementing the presumption set out in the UFLPA on June 21, 2022, resulting in new rules for solar module importers and reviews by CBP. While we do not import solar modules directly, solar modules are necessary in order for our customers’ projects to progress forward, and therefore any disruption in the global supply of solar modules may have a material adverse effect on our business.

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

On April 1, 2022, the U.S. Department of Commerce, in response to a petition by Auxin, published a notice initiating the Solar Circumvention Investigation relating to alleged circumvention of AD/CVD by solar manufacturers in certain Southeast Asian countries. On June 6, 2022, President Biden issued an Executive Order allowing U.S. solar deployers to import solar modules and cells from Cambodia, Malaysia, Thailand and Vietnam free from certain duties for 24 months, along with other incentives designed to accelerate U.S. domestic production of clean energy technologies. This moratorium ended in June 2024 and China-wide anti-dumping duties are now nearly 240% and countervailing duties for all other countries are over 15%. Additionally, on December 29, 2023, Auxin and Concept Clean Energy, Inc. filed suit in the U.S. Court of International Trade challenging the legal basis for the moratorium and implementing regulations. Several motions have been filed to date, including a motion to dismiss by the U.S. government, which the court rejected. If the suit proves successful, solar module importers could owe retroactive duties on goods that have already cleared customs. In addition, the U.S. Department of Commerce is currently conducting an antidumping and countervailing duty investigation into imports of Crystalline Silicon Photovoltaic Cells from Vietnam, Malaysia, Thailand and Cambodia, which may result in additional duties imposed on imports from those nations.

Furthermore, the United States continues to impose tariffs on goods imported from China under Section 301 of the Trade Act of 1974 (the “Section 301 Tariffs”). Although these tariffs were reduced in connection with the “Phase One” Agreement between the United States and China, which was signed in January 2020, the United States continues to impose tariffs ranging from 7.5% to 25% on a wide range of Chinese imports. These tariffs apply to solar products such as modules, inverters, and non-lithium-ion batteries. Since these tariffs impact the purchase price of solar products, they raise the cost associated with purchasing these solar products from China and reduce the competitive pressure on providers of solar products not subject to these tariffs.

In 2018, the President of the United States announced the imposition of tariffs on certain imported solar cells and modules under Section 201 of the Trade Act of 1974 (the “Section 201 Tariffs”). These tariffs apply on a global basis, to cells and modules from a variety of jurisdictions. The amount of these tariffs has declined over time, and is currently 14.25% ad valorem. On August 12, 2024, President Biden announced an adjustment to the tariff rate quota on solar cells raising it from 5 GW per year to 12.5 GW, starting August 1, 2024.

Finally, the new Trump administration has announced plans to impose 25% tariffs, affecting steel and aluminum imports into the United States, which could result in interruptions in the supply chain and impact costs and our gross margins.

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

We have taken measures with the intention of mitigating the effect of tariffs and the impact of AD/CVD and UFLPA on our business by reducing our reliance on China and enhancing our U.S.-based supply chain, including through our investment in Alpha Steel.

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

Risks Related to Manufacturing and Our Supply Chain

We depend upon a limited number of outside contract manufacturers, and our operations could be disrupted if our relationships with these contract manufacturers are compromised.

We do not have internal manufacturing capabilities, and currently rely on contract manufacturers to build all of our products (including through our investment in Alpha Steel). Based on the U.S. dollar amount of purchase orders we issued during the year ended December 31, 2024, 66%, 11%, 9% and 5% of our spending involved contract manufacturers located in the United States, China, India and Thailand, respectively.

Our reliance on a limited number of contract manufacturers in a limited number of countries makes us vulnerable to possible capacity constraints and reduced control over component availability, quality, delivery schedules, manufacturing yields and costs. At December 31, 2024, we did not have long-term supply contracts with any of our contract manufacturers, although we did enter into a three-year supply agreement with Alpha Steel in February 2023 that requires certain minimum purchase thresholds during the term of the supply agreement, effective beginning in January 2024, and a specified maximum payment amount of $4 million owed if such thresholds are not met. Our other contract manufacturers are not obligated to supply products to us for any period, in any specified quantity or at any certain price beyond the single delivery contemplated by the relevant purchase order. While we may enter into long-term master supply agreements with our contract manufacturers in the future if the volume of our business grows in a way that makes such additional arrangements economically feasible, we may not be successful in negotiating such agreements on favorable terms or at all. With respect to any such long-term master supply agreements, we could be subject to terms that may be harmful to our business, including in the event that we do not have the customer demand necessary to utilize the products that we are required to purchase or have made deposits for, or in the event that we are required to purchase products at a price in excess of the prevailing market rate. Any change in our relationships with our contract manufacturers or changes to contractual terms of our agreements with them could adversely affect our financial condition and results of operations.

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

We may be negatively impacted by the deterioration in financial conditions of our limited number of contract manufacturers. If any of our contract manufacturers were unable or unwilling to manufacture the components that we require for our products in sufficient volumes, at high-quality levels, on a timely basis and pursuant to existing supply agreement or purchase order terms, due to financial conditions or otherwise, we would have to identify, qualify and select acceptable alternative contract manufacturers. An alternative contract manufacturer may not be available to us when needed or may not be in a position to satisfy our quality or production requirements on commercially reasonable terms, including price and timing. Any significant interruption or delays in manufacturing would require us to reduce or delay our supply of products to our customers or increase our shipping costs to make up for delays in manufacturing, if possible, which in turn could reduce our revenue, cause us to incur delay liquidated damages or other liabilities to our customers, harm our relationships with our customers, damage our reputation or cause us to forego potential revenue opportunities. While we may have contractual remedies against our contract manufacturers for the supply chain malfunctions noted above to support any liabilities to our customers, such remedies may not be sufficient in scope, we may not be able to effectively enforce such remedies, and we may incur significant costs in enforcing such remedies.

We may experience delays, disruptions or quality control problems in our contract manufacturers’ manufacturing operations, which could result in reputational damage and other liabilities to our customers.

Our product development, manufacturing and testing processes are complex and require significant technological and production-related expertise. Such processes involve a number of precise steps from design to production. Any change in our processes could cause one or more production errors, requiring a temporary suspension or delay in a manufacturer's production line until the errors can be researched, identified, analyzed and properly addressed and rectified. This may occur particularly as we introduce new products, modify our engineering and production techniques and/or expand our capacity. In addition, delays, disruptions or our failure to maintain appropriate quality assurance processes could result in increased product failures, loss of customers, increased warranty claims, delay liquidated damages claims or other liabilities to our customers, increased production and logistics costs and delays. While we may have contractual remedies against our contract manufacturers for such quality assurance failures to support any liabilities to our customers, such remedies may not be sufficient in scope, we may not be able to effectively enforce such remedies, and we may incur significant costs in enforcing such remedies. Any of these developments could have a material adverse effect on our business, financial condition and results of operations.

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

We depend on a limited number of contract manufacturers for certain key components used to manufacture our products, making us susceptible to quality issues, shortages and price changes. Some of our contract manufacturers have in the past stopped producing or limited their production of our components, faced supply constraints or increased prices on the raw materials for their components, ceased operations or been acquired by, or entered into exclusive arrangements with, one or more of our competitors, and such actions may occur again in the future. Additionally, these manufacturers could stop selling to us at commercially reasonable prices, or at all. Because there are a limited number of contract manufacturers of the key components used to manufacture our products, it may be difficult to quickly identify alternate manufacturers or to qualify alternative components on commercially reasonable terms, and our ability to satisfy customer demand may be adversely affected. Transitioning to or redesigning a product to accommodate a new contract manufacturer would result in additional costs and delays. These outcomes could harm our business or financial performance.

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

We purchase some of our components outside of the United States through arrangements with various international contract manufacturers. Political, social or economic instability in these regions, or in other regions where our products are made, could cause disruptions in trade, including, without limitation, exports to the United States. As detailed previously, trade disputes between various countries, particularly China and the United States, have created uncertainty with respect to the ability to import certain technologies and products into the United States, as well as in respect of tariff impacts on the costs of some of our components. In addition, recent WROs related to polysilicon requires panel importers to demonstrate that polysilicon used in their panels has not been sourced using forced labor. To date, CBP has used the WROs to detain solar panels, which has disrupted the U.S. solar installation market and caused additional uncertainty on future projects. These WRO actions, as well as other governmental actions that have or may impact the importation of solar panels (including the UFLPA), have and could continue to negatively impact the global solar market and the timing and viability of solar projects to which we sell our products, which has negatively impacted our revenue and cash flows and may continue to negatively impact our anticipated revenue and cash flows in 2025, and which could have a material adverse effect on our business, financial condition and results of operations. While our products do not contain polysilicon, the degree of our exposure is dependent on, among other things, the impact of these measures on the projects that are also intended to use our products, with such impact being largely out of our control. Other events that could also cause disruptions to our supply chain include, but are not limited to:

•
additional trade enforcement actions that lead to imposition of additional tariffs and other charges on imports and exports that could relate to imports from a number of different countries;
•
the potential imposition of restrictions on our acquisition, importation or installation of equipment under future U.S. regulations;
•
quotas imposed on the import volume of certain products;
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

Our success partly depends on our ability to protect our intellectual property and other proprietary rights. We rely on a combination of patents, trademarks, copyrights, and trade secrets to establish and protect our intellectual property and other proprietary rights, as well as unfair competition laws, confidentiality and license agreements and other contractual arrangements. As of December 31, 2024, we had patents in the following locations:

Locations	Patents Granted	Patents Allowed and Pending for Examination
United States	49	2
Australia	4	1
All other	7	1
Total	60	4

Our issued U.S. patents are expected to expire between 2027 and 2043.

Our trademarks and trade names include, but are not limited to, Voyager Tracker, Pioneer Tracker, SUNPATH, SUNOPS and FTC Solar, which are protected under applicable intellectual property laws. Our pending patent and trademark applications or other applications for intellectual property registrations may not be approved, issued or granted, and our existing and future intellectual property rights may not be valid, enforceable or sufficiently broad to prevent competitors from using technology similar to or the same as our proprietary technology, to prevent our contract manufacturers from providing similar technology to our competitors or to sufficiently allow us to develop and maintain recognized brands. Additionally, our intellectual property rights may afford only limited protection of our intellectual property and may not (i) prevent our competitors or contract manufacturers from duplicating our processes or technology, (ii) prevent our competitors from gaining access to our proprietary information and technology or (iii) permit us to gain or maintain a competitive advantage. Any impairment or other failure to obtain sufficient intellectual property protection could impede our ability to market our products and services, negatively affect our competitive position and harm our business and operating results, including forcing us to, among other things, rebrand or re-design our affected products and services. In countries where we have not applied for patent protection or trademark or other intellectual property registration or where effective patent, trademark, trade secret and other intellectual property laws and judicial systems may not be available to the same extent as in the United States, we may be at greater risk that our proprietary rights will be circumvented, misappropriated, infringed or otherwise violated.

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

Our competitors and other third parties hold numerous patents related to technologies used in our industry, and may hold or obtain patents, copyrights, trademarks or other intellectual property rights that could prevent, limit or interfere with our ability to make, use, develop, sell or market our products and services, which could make it more difficult for us to operate our business. From time to time, we may be subject to claims of infringement, misappropriation or other violation of patents or other intellectual property rights or licensing fee and royalty claims and related litigation, and, if we gain greater recognition in the market, we face a higher risk of being the subject of these types of claims. For example, in early 2021 we learned that a claim had been filed against us seeking damages for alleged breach of contract and other claims related to a patent license agreement and consulting relationship, and the same plaintiff subsequently filed a separate lawsuit against us alleging a claim for patent infringement in respect of the same underlying technology. We reached a settlement agreement with the plaintiff in December 2022 in which we agreed to (i) pay an aggregate of $1.5 million in certain installments, and (ii) issue the plaintiff 79,740 (on a post-split basis) shares of our common stock, par value $0.0001 per share, in January 2023 valued at $2.0 million. We also agreed to an arrangement whereby we were granted a worldwide license under certain of the plaintiff's patents for an initial term of three years, subject to annual renewals at our option.

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

We rely extensively on various information technology systems, including data centers, hardware, software and applications to manage many aspects of our business, including to operate and provide our products and services, to process and record transactions, to enable effective communication systems, to pay our employees, to track inventory flow, to manage logistics and to generate performance and financial reports. Some of our most critical systems are provided and hosted by third-party software vendors in arrangements commonly known as software as a service. We are dependent on the integrity, security and consistent operations of these systems and related back-up systems. Our computer and information technology systems and the third-party systems upon which we rely are also subject to unauthorized access, damage, interruption or shutdown from a number of causes, including computer viruses, ransomware, malware, phishing or distributed denial-of-service attacks, security breaches or cyber-attacks, which could lead to delays in our business operations or subject us to liability and, if significant or extreme, require public disclosure, which could negatively affect our results of operations. In addition, any interruption in the operation of our website or information technology systems could cause us to suffer reputational harm, lose sales, and expose us to litigation or government action, including penalties, fines or judgments.

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

We expect that new industry standards, laws and regulations will continue to be proposed regarding privacy, data protection and information security in many jurisdictions, including the California Consumer Privacy Act (“CCPA”), which came into effect on January 1, 2020, and the California Privacy Rights Act (“CPRA”), which amends the CCPA and has many provisions that took effect on January 1, 2023. Certain other states also have passed privacy laws that are currently in effect. Additionally, the Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination and security of data. The impact of the CCPA, CPRA or other future laws, regulations and standards may have on our business is uncertain. Complying with these evolving obligations is costly. For instance, expanding definitions and interpretations of what constitutes “personal data” (or the equivalent) in the United States or other countries may increase our compliance costs and legal liability.

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

Risks Related to Our Capital Strategy, Ownership of Our Common Stock, and Our Senior Notes

An active, liquid trading market for our common stock may not be sustained.

An active public market for our common stock may not be sustained. If an active and liquid trading market is not sustained, you may have difficulty selling or may not be able to sell any of the shares of our common stock that you purchase. Further, as a result of the Reverse Stock Split, the liquidity of the trading market for our common stock was further reduced.

If the trading price of our common stock fails to comply with the continued listing requirements of the Nasdaq Capital Market, we would face possible delisting, which would result in a limited public market for our common stock and make obtaining future debt or equity financing more difficult for us.

Our common stock is currently listed for trading on Nasdaq. We must satisfy applicable listing requirements of Nasdaq, to maintain the listing of our common stock on Nasdaq.

As we have previously reported, on December 22, 2023, we received a notice (the “Notice”) from Nasdaq indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, we were not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on The Nasdaq Global Market, as set forth in Nasdaq Listing Rule 5450(a)(1). We were provided a compliance period of 180 calendar days from the date of the Notice, or until June 19, 2024, to regain compliance with this minimum bid price requirement, pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

On June 21, 2024, we received a notice (the “Extension Notice”) from Nasdaq indicating that Nasdaq granted the Company an additional 180 calendar days, or until December 17, 2024, to regain compliance with the requirement to maintain a minimum closing bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5550(a)(2), for continued listing on the Nasdaq Capital Market. In connection with the Extension Notice, and as previously reported, the listing of the Company’s common was transferred from the Nasdaq Global Market to the Nasdaq Capital Market, effective as of May 31, 2024. On December 16, 2024, our common stock closing bid price was above $1.00 for 10 consecutive business days, and on December 17, 2024, we received written notice from Nasdaq informing us that we had regained compliance with Rule 5550(a)(2).

The market price of our common stock remains volatile, and we may in the future fail to meet Nasdaq's listing requirements which, if we are unable to correct, could cause our stock to be delisted and may limit your ability to sell your shares timely and at an acceptable price.

Some of the factors that affect fluctuations in our stock price include:

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
•
sales of our common stock by our principal stockholders, officers and directors;
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
•
imposition of new tariffs on products that affect our operations;
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

If we cannot comply with the Nasdaq Marketplace Rules either now or in the future, our common stock would be subject to delisting and would likely trade on the over-the-counter market. If our common stock were to trade on the over-the-counter market, selling shares of our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of us may be reduced. In addition, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in shares of our common stock, further limiting the liquidity of our common stock. As a result, the market price of our common stock may be depressed, and you may find it more difficult to sell shares of our common stock. Such delisting from the Nasdaq and continued or further declines in our stock price could also greatly impair our ability to raise additional necessary capital through equity or debt financing.

Raising additional funds may cause dilution to existing stockholders and/or may restrict our operations or require us to relinquish proprietary rights.

To the extent that we raise additional capital by issuing equity or convertible debt securities, our existing stockholders may experience substantial dilution, and the terms of these issued securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. For example, we issued warrants relating to 1,750,000 shares of our common stock with an exercise price of $0.10 per share to the Investor in connection with the Senior Notes transaction. Further, the Senior Notes include covenants, including financial covenants, applicable to the operation of our business and our future capital raising transactions. Any agreements for future debt or preferred equity financings, if available, may involve covenants limiting or restricting our ability to take specific actions, such as raising additional capital, incurring additional debt, making capital expenditures or declaring dividends. If we incur additional debt, the debt holders, together with holders of the Senior Notes, would have rights senior to holders of common stock to make claims on our assets, and the terms of any future debt could restrict our operations, including our ability to pay dividends on our common stock.

The terms and covenants included in the Senior Notes could restrict our business, and if we do not comply with the covenants included in the Senior Notes our financial condition and results of operations could be adversely affected. In addition, our operations may not provide sufficient cash to meet the repayment obligations under the Senior Notes.

In addition to the obligation to repay the principal amount of the Senior Notes and related interest, the Senior Notes include customary covenants, as well as certain financial covenants. The financial covenants in the Senior Notes require us to (i) maintain a minimum of $5.0 million of unrestricted cash on the last calendar day of each quarter, (ii) have annual revenue of $100 million for 2025 and $200 million for subsequent years and (iii) have annual EBITDA, as defined in the Purchase Agreement, of at least $25 million starting in 2026. We have granted the Investor a security interest in substantially all of our and our subsidiaries’ assets.

While we believe we will be able to comply with the covenants under the Senior Notes, including the financial covenants, we may not be able to comply with these covenants in the future. Failure to comply with such covenants would constitute an event of default under the Senior Notes If there is an event of default under the Senior Notes, including with respect to the financial covenants, the Investor would have the right to accelerate payment of the indebtedness outstanding under the Senior Notes, which we would be required to pay.

We may not generate sufficient cash flow from our operations to satisfy the obligations under the Senior Notes. If we are not able to satisfy our obligations under the Senior Notes or if there are events of defaults under the Senior Notes (including with respect to the financial covenants), the Investor could foreclose on its security interest and would have a prior right to substantially all of our assets to the exclusion of our general unsecured creditors. Any such foreclosure would have a material and adverse impact on our business.

Additionally, while the Senior Notes are outstanding, the security interest granted to the Investor and the other terms and conditions imposed by the Senior Notes may limit our flexibility in raising capital. Given the Investor’s security interest in our and our subsidiaries’ assets, we are constrained in our ability to incur additional secured indebtedness or to sell, transfer or dispose of our assets to raise capital without the Investor’s consent, which could have an adverse impact on our financial flexibility.

There may be future sales of our securities or other dilution of our equity, which may adversely affect the market price of our common stock.

With limited exceptions, we are generally not restricted from issuing additional shares of common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, shares of our common stock. The market price of our common stock could decline as a result of sales of common stock or securities that are convertible into or exchangeable for, or that represent rights to receive, shares of common stock or the perception that such sales could occur. We cannot predict the effect, if any, that market sales of those shares of common stock or the availability of those shares of common stock for sale will have on the market price of our common stock.

Certain provisions of the Warrants could discourage an acquisition of us by a third party.

Certain provisions of the Warrants could make it more difficult or expensive for a third party to acquire us. The Warrants prohibit us from engaging in certain transactions constituting “fundamental transactions” unless, among other things, the surviving entity assumes our obligations under the Warrants. These and other provisions of the

Warrants offered by this prospectus could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to you.

We do not intend to pay dividends on our common stock for the foreseeable future.

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings and do not expect to declare or pay any cash dividends for the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws and other agreements, after taking into account our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant. As a result, capital appreciation in the price of our common stock, if any, may be your only source of gain on an investment in our common stock.

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

Our directors, executive officers and each of our 5% stockholders and their affiliates, in the aggregate, beneficially own approximately 34% of the outstanding shares of our common stock, based on the number of shares outstanding as of December 31, 2024. As a result, these stockholders, if acting together, will be able to significantly influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

If we experience material weaknesses or otherwise fail to maintain effective internal controls over financial reporting in the future, our ability to timely and accurately report our financial condition and results of operations or comply with applicable laws and regulations could be impaired, which may adversely affect investor confidence in us and, as a result, the market price of our common stock.

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

If we were to experience a material weakness or fail to maintain effective internal controls over financial reporting, failure to remediate those material weaknesses could prohibit us from producing timely and accurate financial statements, which may adversely affect the market price of our common stock and we could become subject to litigation or investigations by Nasdaq, the SEC, or other regulatory authorities, which could require additional financial and management resources.

Risks Related to Climate Change and Health Epidemics

We face risks related to extreme weather events caused by climate change and actual or threatened health epidemics, which could significantly disrupt our operations.

While climate change has not resulted in any material negative impact to our operations to date, we recognize the risk of disruptions to our supply chain due to extreme weather events. This, among other things, has led us to expand the diversity of our supplier base and to partner with more local suppliers to reduce shipping and transportation needs. We are also increasingly partnering with larger scale steel producers rather than smaller suppliers to facilitate scaling of our operations while remaining conscious of the environmental impacts of steel manufacturing as the regulatory landscape around these high-emitting industries evolves. An example of this strategy is our investment in Alpha Steel, a U.S.-based manufacturing partnership with a leading steel fabricator.

We also attempt to mitigate the climate-related risks from the use of our products by designing our equipment and systems to have a high-slope tolerance and wind mitigation capabilities, while at the same time reducing the required foundation/pile count needed. This allows our trackers to be installed in increasingly hostile environments with minimal disturbance to the surrounding land.

Our business, including our employees, have been and could in the future be adversely impacted by the effects of a widespread outbreak of contagious disease or other health epidemics. As an example, the COVID-19 outbreak was declared a pandemic by the World Health Organization from March 2020 until May 2023. During a portion of this time period, we experienced significant supply chain disruptions that caused delays in product deliveries due to diminished vessel capacity, diminished supplier capacity (including local shutdowns and capacity restrictions), port detainment of vessels, port congestion, labor shortages and other stresses on cargo infrastructure (including ports, warehouses, trucking and rail transportation), which contributed to increased shipping costs and increased lead times for delivery of our tracker systems. Additionally, the COVID-19 pandemic negatively impacted ground operations at project sites due to health-related restrictions and worker absenteeism, which resulted in delays in project completions during the outbreak.

Any extreme weather events or future widespread outbreak of contagious diseases, or other adverse public health developments, could cause disruption to, among other things, our contract manufacturers located in the United States and elsewhere around the world, which could cause delays in our supply chain and product shipments and delays in project completion, as well as reductions in customer support trainings and monitoring of our contract manufacturers, which could adversely affect our business, operations and customer relationships.

Many of our contracts with customers include liquidated damages that are payable for shipment delays, and we have in the past incurred and may in the future incur liabilities under such provisions if we face challenges from extreme weather events or future health epidemics.

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

Many of our key IT systems are "software as a service" solutions provided by third parties with extensive experience and knowledge in addressing cybersecurity risks involving those systems and have their own robust system of controls regarding their software products, which we monitor on a recurring basis through review of independent reports on their systems of internal controls provided to us. Such IT systems include our primary accounting, financial reporting, payroll and employee benefits, document storage, email and video communication, employee expense reporting and our internal IT ticketing and asset control systems. Our internal IT team holds regular weekly meetings to discuss cybersecurity-related items such as (i) operating and application system patching, (ii) phishing attempts, (iii) malware, (iv) non-compliant devices, (v) third-party secure scorecard results, and (vi) alerts provided through our Security Operations Center.

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

In order to further protect ourselves financially, we maintain insurance coverage of up to $3 million with respect to losses from business interruption, data recovery, cyber-extortion and ransomware, data breach response and crisis management as a result of a cybersecurity incident.

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

During 2024, members of our Cybersecurity Governance Committee included our Chief Financial Officer, Vice President of Software, Senior Manager of IT, Corporate Controller, Director of SEC Reporting and Technical Accounting, and Director of Internal Audit. Our Chief Financial Officer, Corporate Controller, Director of SEC Reporting and Technical Accounting and Director of Internal Audit each have a number of years of experience in auditing internal controls and assessing risk processes of public companies, including controls involving a company's information technology systems. Our Vice President of Software has a number of years of experience leading software development efforts, including ensuring new software has proper safeguards included to minimize the risk of cybersecurity events. Finally, our Senior Manager of IT has a number of years of experience in implementing and monitoring controls and processes in a company's information technology systems environment that are designed to minimize the risk of cybersecurity events. Accordingly, we believe the members of our Cybersecurity Governance Committee have relevant knowledge and experience in either IT systems, auditing of controls over IT systems, or management and assessment of risk processes and internal control systems to ensure proper management oversight.

Our IT management is responsible for notifying the Cybersecurity Governance Committee of cyber incidents they become aware of from software alerts, third-party vendors, employees or by other means. The Cybersecurity Governance Committee will review such incidents, including activities by IT management to evaluate the severity of the incidents, and will provide details of any cybersecurity events, including those not deemed to have a material impact, to our Internal Controls and Disclosure Committee for reporting to our Audit Committee. In addition, our Chief Financial Officer, Senior Manager of IT and Director of Internal Audit maintain an ongoing dialogue with the Audit Committee during the year regarding emerging or potential cybersecurity risks.

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

In April 2024, we entered into a five-year land lease in Bangalore, India, consisting of 88,209 square feet of space, to be used for the development, testing and display of solar panels.

We entered into a new three-year lease in January 2023 for 7,522 square feet of additional office space in Chennai, India and, in February 2023, we entered into a five-year lease for a research facility in Sequin, Texas consisting of 261,360 square feet of space.

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

Additional information regarding our leases may be found in Note 8, "Leases" included in our consolidated financial statements in Part II, Item 8 of this Annual Report.

Item 3. Legal Proceedings.

We may become involved in various claims, lawsuits, investigations, and other proceedings, arising in the normal course of business.

In March of 2023, United States Customs and Border Protection ("CBP") issued notices of tariff assessment that indicated an action taken at the Import Specialist (i.e., the port) level with respect to merchandise imported from Thailand under entry number 004-1058562-5 (the “625 Assessment”) and entry number 004-1063793-9 (the “Original 939 Assessment”, and collectively with the 625 Assessment, the “Original CBP Assessments”). The Original CBP Assessments related to certain torque beams that are used in our Voyager+ product that were imported in 2022. In the Original CBP Assessments, CBP asserted that Section 301 China tariffs, Section 232 steel and aluminum tariffs, and antidumping and countervailing duties applied to the merchandise. Based on correspondence received to date from CBP and our calculations based on applicable duty and tariff rates, the 625 Assessment is currently for approximately $2.84 million. In September of 2023, CBP informed us that the amount owed under the Original 939 Assessment was being revised downward to approximately $2.01 million (the "Revised 939 Assessment", and together with the 625 Assessment, the "Revised CBP Assessments"). In particular, CBP accepted our position that the Section 301 tariffs of 25% or 7.5% of the value of the merchandise, depending on tariff classification, as well as the antidumping and countervailing duties, previously assessed under the Original 939 Assessment are not applicable as they are only applicable to articles that originate in China and that, in this case, the finished goods are products of Thailand.

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

CBP has legally finalized both Revised CBP Assessments. We filed a formal protest for the 625 Assessment in September of 2023 and for the Revised 939 Assessment in March of 2024. Based on the above, and under the relevant accounting guidance related to loss contingencies, we have made no accrual for the amounts claimed by CBP as of December 31, 2024, as we do not consider these amounts to be a probable obligation, as such term is defined and interpreted under the relevant accounting guidance, for us at this time. However, because matters of this nature are subject to inherent uncertainties, and unfavorable rulings or developments, including future assessments of additional duties or tariffs owed in respect of other shipments or other materials beyond what is presently included in the Revised CBP Assessments, could occur despite our belief that the tariffs and duties asserted are incorrect, there can be no certainty that the Company may not ultimately incur charges that are not currently recorded as liabilities. Since the outcome of these matters cannot be predicted with certainty, the costs associated with them could have a material adverse effect on our consolidated results of operations, financial position, or liquidity.

Item 4. Mine Safety Disclosures.

N/A.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information

Our common stock, $0.0001 par value, is currently trading on the Nasdaq under the symbol “FTCI”.

On December 22, 2023, we received notification from Nasdaq that we were not in compliance with the requirement to maintain a minimum closing bid price of $1.00 per share on our common stock, and had been for at least 30 consecutive business days.

In order to address our noncompliance with the minimum bid price requirement, we completed the Reverse Stock Split, effective November 29, 2024. On December 17, 2024, we were notified by Nasdaq that, after having maintained a closing bid price of $1.00 or greater for 10 consecutive business days from December 2, 2024, to December 16, 2024, we had regained compliance with Listing Rule 5550(a)(2).

Holders

At February 28, 2025, there were approximately 28 holders of record of our common stock.

Warrants

At December 31, 2024, we had Warrants outstanding for the purchase of 1,750,000 shares of our common stock. The Warrants may be exercised at any time until December 4, 2034, at an exercise price of $0.10 per share. These warrants were issued in conjunction with the sale of $15 million principal amount of our Senior Notes on December 4, 2024. A registration statement for the common stock to be issued upon exercise of the Warrants became effective on January 7, 2025. There is currently no established trading market for the Warrants.

Dividends

We have not paid any cash dividends on our common stock to date. The payment of any cash dividends in the future is within the discretion of our board of directors and is subject to certain limitations under the Purchase Agreement with the Investor relating to our sale and issuance of $15.0 million in principal amount of Senior Notes in December 2024.

Securities authorized for issuance under equity compensation plans

At December 31, 2024, shares of our common stock were issuable under our 2017 Stock Incentive Plan (the "2017 Plan") and our 2021 Stock Incentive Plan (the "2021 Plan"), both of which were adopted by our board of directors and stockholders, as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Stock options	219,653	$19.73	N/A
Restricted stock units	1,057,466	—	N/A
Equity compensation plans not approved by security holders:
Restricted stock units	650,000	—	—
Total	1,927,119	$19.73	613,024

On July 1, 2022, we filed a registration statement on Form S-8 to register 500,000 (on a post-split basis) shares of common stock for issuance upon the settlement of RSUs and the exercise of stock options previously granted under the 2017 Plan that remain outstanding. No new awards have been or will be granted under the 2017 Plan following the effectiveness of our 2021 Plan on April 27, 2021.

The number of shares initially reserved for issuance under the 2021 Plan was 1,264,524 (on a post-split basis), which will automatically increase on January 1 of each calendar year prior to the tenth anniversary of the Plan's effective date in an amount equal to the lesser of (i) 4% of the total number of shares of common stock outstanding on the day prior (December 31st), and (ii) a number of shares of common stock determined by the compensation committee of the Company's board of directors. Through December 31, 2024, an additional 1,292,392 shares (on a post-split basis) became available for issuance pursuant to the automatic increase provisions of the 2021 Plan, resulting in a total number of shares authorized for issuance under the 2021 Plan of 2,556,916 (on a post-split basis).

Our board of directors also adopted the 2021 Employee Stock Purchase Plan ("2021 ESPP Plan") concurrent with our 2021 Plan in order to provide our employees and our designated subsidiaries with an opportunity to purchase our common stock through accumulated payroll deductions at 85% of the stock's fair market value. As of December 31, 2024, this plan had not yet been implemented internally within the Company and no purchases of common stock have been made pursuant to the 2021 ESPP Plan.

Effective August 19, 2024, we entered into Restricted Stock Unit Inducement Award Agreements with Yann Brandt, our Chief Executive Officer and a director, relating to 650,000 shares (on a post-split basis) of our common stock and subject to the time-based and performance-based vesting terms set forth in such agreements (the “Inducement Awards”). We issued the Inducement Awards to Mr. Brandt in reliance on the employment inducement award exemption under the Nasdaq Listing Rule 5635(c)(4).

Recent Sales of Unregistered Securities

In the three years preceding the date of this Annual Report, we have sold the following securities without registration under the Securities Act:

Common Stock Issuances

On June 14, 2022, we issued 100,000 (on a post-split basis) shares of common stock to certain former stockholders of HX Tracker as partial consideration for our acquisition of this business. These shares were issued in a private placement exempt from the registration requirements of the Securities Act, in reliance on the exemptions set forth in Section 4(a)(2) of the Securities Act and Rule 506 under Regulation D.

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

Plan-Related Issuances

In the three years preceding the date of this Annual Report, we granted to our directors, officers, employees and certain third-party consultants 346,200 (on a post-split basis) options with exercise prices ranging from $4.90 to $38.60 per share (on a post-split basis) and 2,887,980 RSUs (on a post-split basis) having a weighted average grant date value of $16.19 per share (on a post-split basis).

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

Purchases of equity securities by the issuer and affiliated purchasers

No purchases of equity securities were made by us during the fourth quarter of 2024.

Stockholder performance graph and cumulative total return

Not required.

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

Overview

FTC Solar, Inc. was founded in 2017 and is incorporated in the state of Delaware. In April 2021, we completed an IPO, and our common stock currently trades on Nasdaq under the symbol “FTCI”.

We are a global provider of solar tracker systems, supported by proprietary software and value-added engineering services. Solar tracker systems move solar panels throughout the day to maintain an optimal orientation relative to the sun, thereby increasing the amount of solar energy produced at a solar installation. Our original two modules-in-portrait solar tracker system is marketed under the Voyager brand name and our one module-in-portrait solar tracker system is marketed under the Pioneer brand name. We also have a mounting solution to support the installation and use of U.S.-manufactured thin-film modules. Our primary software offerings include SUNPATH which helps customers optimize solar tracking for increased energy production and our SUNOPS real-time operations management platform. In addition, we have a team of renewable energy professionals available to assist our U.S. and worldwide clients in site layout, structural design, pile testing and other needs across the solar project development and construction cycle. Our products and services provide an easy to install and safe tracker solution for large utility-scale solar and distributed generation projects around the world. Our customers are primarily engineering, procurement and construction companies ("EPCs") and we also contract with developers and owners. The Company is headquartered in Austin, Texas, and has international subsidiaries in Australia, China, India, South Africa and Spain.

We are an emerging growth company, as defined in the JOBS Act, which allows us, based on our election, to use an extended transition period to delay adopting new or revised accounting standards until such time as those standards apply to private companies.

Key Factors Affecting Our Performance

Project Timing. Our level of manufacturing and logistics activity, and thus our revenue, can be significantly impacted by delays or changes in the expected timing of customer project development activity. In recent periods our customers have encountered delays in beginning or continuing project development caused by interconnection issues, including permit delays, equipment shortages, obtaining project financing at acceptable levels and addressing uncertainty in changes in government regulations, as described further below. Due to our limited number of large customers, such delays in project development activity can have a material impact on our consolidated financial results.

Government Regulations. Changes in the U.S. trade environment, including the imposition of import tariffs, AD/CVD investigations and the UFLPA, which became effective in June 2022, can have an impact on the timing of developer projects. The UFLPA resulted in new rules for module importers and reviews by CBP. There continues to be some uncertainty in the market around achieving full compliance with UFLPA, whether related to sufficient traceability of materials or other factors. Escalating trade tensions, particularly between the United States and China, have led to increased tariffs and trade restrictions, including tariffs applicable to certain raw materials and components for our products. We have taken measures with the intention of mitigating the effect of tariffs and the impact of AD/CVD and UFLPA on our business by reducing our reliance on China and enhancing our U.S.-based supply chain, including through our investment in Alpha Steel, as described further in Note 11, "Equity method investment" included in our consolidated financial statements in Part II, Item 8 of this Annual Report. In 2019, 90% of our supply chain was sourced from China. As of December 31, 2024, we have qualified suppliers outside of China for certain of our commodities and we continue to work to have second-source capability for all Chinese-manufactured components to help reduce the extent to which our supply chain for U.S.-based projects is subject to existing tariffs and to be able to quickly address potential future regulatory and governmental policy changes. We have entered into partnerships with manufacturers based in the United States, India, South Africa, Spain, Turkey, Thailand and Vietnam to diversify our supply chain and optimize costs. On June 6, 2022, President Biden issued an Executive Order allowing U.S. solar deployers to import solar modules and cells from Cambodia, Malaysia, Thailand and Vietnam free from certain duties for 24 months, along with other incentives designed to accelerate U.S. domestic production of clean energy technologies. This moratorium ended in June 2024 and China-wide anti-dumping duties are now nearly 240% and countervailing duties for all other countries are over 15%. Additionally, on December 29, 2023, Auxin and Concept Clean Energy, Inc. filed suit in the U.S. Court of International Trade challenging the legal basis for the moratorium and implementing regulations. Several motions have been filed to date, including a motion to dismiss by the U.S. government, which the court rejected. If the suit proves successful, solar module importers could owe retroactive duties on goods that have already cleared customs. In addition, the U.S. Department of Commerce is currently conducting an antidumping and countervailing duty investigation into imports of Crystalline Silicon Photovoltaic Cells from Vietnam, Malaysia, Thailand and Cambodia, which may result in additional duties imposed on imports from those nations.

The most notable incentive program impacting our U.S. business has historically been the ITC for solar energy projects, which allows taxpayers to offset their U.S. federal income tax liability by a certain percentage of their cost basis in solar energy systems placed in service for commercial use. The IRA, passed by the U.S. Congress and signed into law by President Biden on August 16, 2022, expanded and extended the tax credits and other tax benefits available to solar energy projects and the solar energy supply chain. ITCs are currently available at a base rate of 30% for projects that begin construction by the end of 2032, and decline to 26% and 22% for projects beginning construction in 2033 and 2034, respectively. Bonus credits are additionally available for projects that meet applicable domestic content and prevailing wage and apprenticeship rules. U.S. manufacturers of specific solar components are now eligible to claim production tax credits under Section 45X of the Internal Revenue Code of 1986, as amended, which was established as part of the IRA and is a per-unit tax credit earned for each clean energy component manufactured domestically and sold by a manufacturer. Our investment in, and commitments made to Alpha Steel allow us to obtain benefits of lower product costs from Alpha Steel as a result of the production tax credit program, subject to our level of purchases from Alpha Steel.

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

We have taken steps to expand and diversify our manufacturing partnerships and have adjusted our modes of transportation to mitigate the impact of headwinds that might arise in the global supply chain and logistics markets. As an example, we modified our ocean freight from previously using charter shipments to now using containerized shipments as costs in the container market began to decrease starting in 2022, but more recently have begun to increase. However, we have been able to mitigate some of this increase as a result of increasing our domestic production capabilities. We continue to monitor the logistics markets and will continue to evaluate our use of various modes of transportation when warranted to optimize our transportation costs. Additionally, from February 2022 to September 2023, we utilized a related-party consulting firm to support us in making improvements to our processes and performance in various areas, including design, sourcing, logistics, pricing, software and our distributed generation business. For further information regarding this consulting firm, see Note 18 "Related party transactions" included in our consolidated financial statements in Part II, Item 8 of this Annual Report. We also intend to maintain a sharp focus on our design-to-value initiative to continue to improve margins by reducing manufacturing and material costs of our products.

Megawatts ("MW") Produced and MW Shipped and Average Selling Price ("ASP"). The primary operating metrics we use to evaluate our sales performance and to track market acceptance of our products are the change in quantity of MW produced and MW shipped from period to period. MW are measured for each individual project and are calculated based on the expected output of that project once installed and fully operational. We also utilize metrics related to price and cost of goods sold per watt, including the change in ASP from period to period and cost per watt. ASP is calculated by dividing product and service revenue by total watts produced or shipped and product and service cost per watt is calculated by dividing product or service costs of revenue by total watts produced or shipped. These metrics enable us to evaluate trends in pricing, manufacturing and logistics costs and profitability. Events such as the COVID-19 pandemic, global inflation rates, high interest rates and international conflicts have in the past impacted and may continue to impact the U.S. economy, global supply chains, and our business. These impacts can cause significant project development and shipping delays and cost increases, as well as offsetting ASP increases, and also raise the price of inputs like steel and logistics, affecting our cost per watt. Competitive tracker pricing pressures can also impact our ASP, and thus our profitability, by limiting our ability to raise prices to offset cost increases.

Investment in technology and personnel. We invest in both the people and technology behind our products. We intend to continue making investments in the technology for our products and expansion of our patent portfolio to attract and retain customers, expand the capabilities and scope of our products, and enhance user experience. As an example, in August 2023, we introduced SUNOPS, a cloud-based solar asset monitoring solution, allowing asset owners and managers to evaluate the operation and performance of their solar deployments. Additionally, in May 2024, we announced the launch of our Automated Hail Stow Solution, aimed at minimizing solar panel damage caused by hailstorms. This solution integrates advanced technology with meteorological data to automatically adjust the positioning of solar panels, reducing the risk of hail-related damage.

In addition, we intend over time to make additional investments to attract and retain employees in key positions, including sales leads, engineers, software developers, quality assurance personnel, supply chain personnel, product management, and operations personnel, to help us drive further efficiencies across our marketplace and, in the case of sales leads, to continue to enhance and diversify our sales capabilities, including international expansion.

During 2024, we added to our executive leadership team. In August 2024, Yann Brandt joined the Company as President and Chief Executive Officer, and he is a member of our Board of Directors. Further, Cathy Behnen was appointed as our Chief Financial Officer in February 2024; we hired Alberto Echeverria, a former CEO and Executive Member of the Board of STI Norland, as our Senior Vice President of International Sales in May 2024; and Kent James joined us in January 2025 as our Chief Commercial Officer for North America. These executives each have extensive solar industry experience and deep solar relationships.

Impact of Climate Change. Climate change has primarily impacted our business operations by increasing demand for solar power generation and, as a result, for use of our products. The U.S. Energy Information Administration, in its January 2025 Short-Term Energy Outlook, estimates that solar generation, as a result of capacity additions, will increase in the United States by 34% in 2025 and 17% in 2026 and will supply most of the increase in electrical generation during those years.

While climate change has not resulted in any material negative impact to our operations to date, we recognize the risk of disruptions to our supply chain due to extreme weather events. This, among other things, has led us to expand the diversity of our supplier base and to partner with more local suppliers to reduce shipping and transportation needs. We are also increasingly partnering with larger scale steel producers rather than smaller suppliers to facilitate scaling of our operations while remaining conscious of the environmental impacts of steel manufacturing as the regulatory landscape around these high-emitting industries evolves. An example of this strategy is our investment in Alpha Steel, a U.S.-based manufacturing partnership with a leading steel fabricator.

We also attempt to mitigate the climate-related risks from the use of our products by designing our equipment and systems to have a high-slope tolerance and wind mitigation capabilities, while at the same time reducing the required foundation/pile count needed. This allows our trackers to be installed in increasingly hostile environments with minimal disturbance to the surrounding land.

Liquidity. See "Liquidity and Capital Resources" below for a discussion of the impact of the items above on our liquidity position. As included in such discussion, our management has concluded that there is substantial doubt about our ability to continue as a going concern for one year after the date that this Annual Report is issued.

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

Our revenue is affected by changes in the volume and ASP of our solar tracking systems purchased by our customers and volume of sales of software products and engineering services, among other things. The ASP of our solar tracker systems and volume of sales is driven by the supply of, and demand for, our products, changes in product mix, geographic mix of our customers, strength of competitors’ product offerings, import tariffs and other import restrictions, supply chain issues and availability of government incentives to the end-users of our products. Additionally, our revenue may be impacted by seasonality due to cold weather, which can cause variability in site construction activity.

The vast majority of our revenue in the periods presented in this Annual Report was attributable to sales by our legal entities in the United States and Australia. Our revenue growth is dependent on continued growth in the number of solar tracker projects and engineering services we win in competitive bidding processes and growth in our software sales each year, as well as our ability to increase our market share in each of the geographies in which we currently compete, expand our global footprint to new emerging markets, grow our production capabilities to meet demand and continue to develop and introduce new and innovative products that address the changing technology and performance requirements of our customers, among other things.

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

Although we continue to add new employees in certain areas, we have also reduced our total headcount over the last two years as we made adjustments during the fourth quarter of 2024 and in August 2023, in response to current project activity levels and process efficiencies we have gained in the last few years due to our design-to-value and cost reduction efforts. Certain of our changes also reflect a shift of our employee base to more cost-effective markets with exceptional talent. Our gross profit may vary period-to-period due to changes in our headcount, ASP, product costs, product versus service mix, customer mix, geographical mix, shipping methods, warranty costs and seasonality.

Operating expenses

Operating expenses consist of research and development expenses, selling and marketing expenses and general and administrative expenses. Personnel-related costs are the most significant component of our operating expenses and include salaries, benefits, bonuses, commissions and stock-based compensation expenses.

Our operating costs have been impacted by (i) changes in headcount as described above, (ii) our level of research activities to originate, develop and enhance our products, (iii) our sales and marketing efforts as we expand our outreach to existing customers and seek to identify new opportunities domestically and internationally, (iv) changes in our estimate of credit losses relating to certain specific customers, and (v) variations in legal and professional fees, compliance costs, insurance, facility costs and other costs associated with strategic changes in response to changing market conditions and other matters.

Results of Operations – 2024 Compared to 2023

	Year ended December 31,
	2024		2023
(in thousands, except percentages)	Amounts	Percentage of revenue	Amounts	Percentage of revenue
Revenue:
Product	$37,520	79.2%	$101,872	80.2%
Service	9,835	20.8%	25,130	19.8%
Total revenue	47,355	100.0%	127,002	100.0%
Cost of revenue:
Product	48,185	101.8%	93,314	73.5%
Service	11,764	24.8%	25,381	20.0%
Total cost of revenue	59,949	126.6%	118,695	93.5%
Gross profit (loss)	(12,594)	(26.6%)	8,307	6.5%
Operating expenses
Research and development	5,915	12.5%	7,166	5.6%
Selling and marketing	8,881	18.8%	14,811	11.7%
General and administrative	25,440	53.7%	37,107	29.2%
Total operating expenses	40,236	85.0%	59,084	46.5%
Loss from operations	(52,830)	(111.6%)	(50,777)	(40.0%)
Interest expense, net	(319)	(0.7%)	(253)	(0.2%)
Gain from disposal of investment in unconsolidated subsidiary	8,807	18.6%	1,319	1.0%
Gain on sale of Atlas	906	1.9%	—	0.0%
Loss from change in fair value of warrant liability	(4,322)	(9.1%)	—	0.0%
Gain on extinguishment of debt	—	0.0%	—	0.0%
Other income (expense), net	468	1.0%	(257)	(0.2%)
Loss from unconsolidated subsidiary	(1,086)	(2.3%)	(660)	(0.5%)
Loss before income taxes	(48,376)	(102.2%)	(50,628)	(39.9%)
(Provision for) benefit from income taxes	(230)	(0.5%)	338	0.3%
Net loss	$(48,606)	(102.6%)	$(50,290)	(39.6%)

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

	Year ended December 31,
(in thousands)	2024	2023	$ Change	% Change
Product	$37,520	$101,872	$(64,352)	(63.2)%
Service	9,835	25,130	(15,295)	(60.9)%
Total revenue	$47,355	$127,002	$(79,647)	(62.7)%

Product revenue

The decrease in product revenue in 2024, as compared to 2023, was primarily due to a decrease of 69% in MW produced as manufacturing activity during 2024 was adversely impacted by customer project delays. This was partially offset by an increase of 17% in ASP resulting from better pricing and project mix changes during 2024 as compared to 2023.

Service revenue

The decrease in service revenue in 2024, as compared to 2023, primarily resulted from (i) a decrease of 50% in the amount of MW delivered resulting from a lower volume of projects available for delivery and timing of shipments related to customer project delays, (ii) a decrease of 21% in ASP, and (iii) lower engineering consulting and software revenues in 2024, as compared to 2023.

Cost of revenue and gross (loss) profit

Cost of revenue consists primarily of costs related to raw materials, equipment manufacturing activities, net of any incentives earned, freight and delivery, product warranty, remediation and personnel costs (salaries, bonuses, benefits, and stock-based compensation). Personnel costs in cost of revenue include both direct labor costs as well as costs attributable to any individuals whose activities relate to the procurement, installment, and delivery of the finished product and services.

Gross profit may vary from period-to-period and is primarily affected by our ASP, product costs, product mix, customer mix, geographical mix, shipping method, logistics costs, warranty costs and potentially, seasonality.

	Year ended December 31,
(in thousands)	2024	2023	$ Change	% Change
Product	$48,185	$93,314	$(45,129)	(48.4)%
Service	11,764	25,381	(13,617)	(53.7)%
Total cost of revenue	$59,949	$118,695	$(58,746)	(49.5)%
Gross profit (loss)	$(12,594)	$8,307	$(20,901)	(251.6)%
Gross profit (loss) percentage of revenue	(26.6%)	6.5%

The decrease in cost of revenue in 2024, as compared to 2023, was primarily driven by (i) a decrease of 69% in MW produced, (ii) a decrease of 50% in shipping and logistics activity, (iii) lower warehousing and stock-based compensation costs, and (iv) reduced overhead spending due to the impact of our cost control efforts. This was partially offset by higher remediation costs.

Our gross profit (loss) percentage of revenue for 2024 was a negative 26.6%, as compared to a positive 6.5% in 2023.

We had negative gross margin for the year ended December 31, 2024 largely due to (i) our revenue for both products and services being insufficient to fully cover our indirect and warehousing costs (ii) higher remediation costs, and (iii) changes in project mix and cost of freight.

We had positive gross margin for the year ended December 31, 2023 as our production volumes were sufficient to cover our overhead costs. This more than offset slightly negative service margins due mainly to warehousing costs.

Research and development

Research and development expenses consist primarily of salaries, employee benefits, stock-based compensation and travel expenses related to our engineers performing research and development activities to originate, develop and enhance our products. Additional expenses include consulting charges, component purchases, testing services and other costs for performing research and development on our software products.

	Year ended December 31,
(in thousands)	2024	2023	$ Change	% Change
Research and development	$5,915	$7,166	$(1,251)	(17.5%)

The decrease in research and development expenses in 2024, as compared to 2023, was primarily due to (i) lower spending of nearly $0.5 million on lab activity and materials, (ii) lower payroll-related costs of $0.4 million, largely due to the impact of employee terminations and severance costs recognized in 2023, (iii) $0.2 million of lower stock-based compensation expense and, (iv) lower research facility and software license costs of $0.2 million. Research and development expenses as a percentage of revenue were 12.5% for the year ended December 31, 2024, compared to 5.6% for the year ended December 31, 2023. The increase in the percentage of research and development costs to revenue for 2024 was largely a function of the lower level of revenue.

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

	Year ended December 31,
(in thousands)	2024	2023	$ Change	% Change
Selling and marketing	$8,881	$14,811	$(5,930)	(40.0%)

The decrease in selling and marketing expenses in 2024, as compared to 2023, was primarily attributable to (i) lower credit loss provisions totaling $5.3 million, primarily associated with certain specific customer accounts and (ii) lower stock-based compensation expense of $0.4 million. Selling and marketing expenses as a percentage of revenue were 18.8% for the year ended December 31, 2024, compared to 11.7% for the year ended December 31, 2023.

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

	Year ended December 31,
(in thousands)	2024	2023	$ Change	% Change
General and administrative	$25,440	$37,107	$(11,667)	(31.4%)

The decrease in general and administrative expense in 2024, as compared to 2023, was primarily attributable to (i) lower personnel costs of $4.4 million largely attributable to severance costs recognized in 2023, along with lower average headcount during 2024, (ii) a $3.2 million write-off in 2023 of remaining prepaid expense balances associated with the termination of the Service Agreement with a related party consulting firm, (iii) lower stock-based compensation costs of $1.6 million, largely associated with forfeiture of certain stock-based compensation awards in 2023 due to the termination of the Service Agreement described above, (iv) lower insurance costs of $1.6 million, (v) lower audit and accounting fees of $0.7 million and (vi) lower legal fees of $0.5 million. These cost reductions were partially offset by executive recruiting fees associated with hiring our new Chief Executive Officer in August 2024. General and administrative expenses as a percentage of revenue were 53.7% for the year ended December 31, 2024, compared to 29.2% for the year ended December 31, 2023.

Interest expense, net

	Year ended December 31,
(in thousands)	2024	2023	$ Change	% Change
Interest expense, net	$319	$253	$66	26.1%

Interest expense for 2024 and 2023 totaled approximately $0.7 million and $1.3 million, respectively, and consisted primarily of non-cash interest attributable to the issuance of our Senior Notes in December 2024, commitment fees on our Credit Facility with Barclays Bank that expired at the end of April 2024, as well as non-cash amortization of debt issue costs associated with both our Senior Notes and our Credit Facility. Interest income earned on our cash equivalents in 2024 and 2023 totaled approximately $0.3 million and $1.0 million, respectively.

Gain from disposal of investment in unconsolidated subsidiary

	Year ended December 31,
(in thousands)	2024	2023	$ Change	% Change
Gain from disposal of investment in unconsolidated subsidiary	$8,807	$1,319	$7,488	567.7%

We sold our 23% equity interest in our unconsolidated subsidiary, Dimension Energy LLC ("Dimension"), on June 24, 2021. Dimension is a community solar developer based in Atlanta, Georgia that provides renewable energy solutions for local communities in the United States.

The sales agreement with Dimension included an earnout provision which provided for the potential to receive additional contingent consideration earned through December 2024, based on Dimension achieving certain performance milestones. The sales agreement also included additional contingent consideration in the form of a projects escrow release based on Dimension’s completion of certain construction projects in progress at the time of the sale.

During the years ended December 31, 2024 and 2023, we received escrow release payments of $8.8 million and $1.3 million, respectively, that were recognized in accordance with our policy election of recording such gains when realized. We also received a final earnout payment during the first quarter of 2025 of approximately $3.2 million attributable to performance by Dimension as of December 31, 2024.

Gain on sale of Atlas

	Year ended December 31,
(in thousands)	2024	2023	$ Change	% Change
Gain on sale of Atlas	$906	$—	$906	N/A

In December 2024, we sold certain assets, including intellectual property, associated with our Atlas web-based software platform, used by customers to organize and manage their solar project portfolios. We recognized a gain of $0.9 million associated with the sale. If future contingent consideration is received related to the sale, such amounts will be recognized as a gain upon realization.

Loss from change in fair value of warrant liability

	Year ended December 31,
(in thousands)	2024	2023	$ Change	% Change
Loss from change in fair value of warrant liability	$(4,322)	$—	$(4,322)	N/A

On December 4, 2024, we completed an offering of Senior Notes and Warrants. The Warrants, which have been reflected as a liability in our Consolidated Balance Sheets, were initially valued at $5.2 million at the time of issuance. Due largely to a significant increase in the price of our common stock as reported on Nasdaq between December 4, 2024 and December 31, 2024, the fair value of the Warrants increased to $9.5 million, resulting in the recognition of a non-cash loss in our Consolidated Statements of Comprehensive Loss for the change in fair value.

We anticipate further gains and losses will be recognized in future periods during which the Warrants are outstanding as a result of changes in the trading price of our common stock, some of which may be material to our consolidated financial position and results of operations.

Loss from unconsolidated subsidiary

	Year ended December 31,
(in thousands)	2024	2023	$ Change	% Change
Loss from unconsolidated subsidiary	$1,086	$660	$426	64.5%

The loss from unconsolidated subsidiary for 2024, represents our share of net operating losses incurred to date by Alpha Steel that are accounted for using the equity method.

Liquidity and Capital Resources

We have incurred cumulative losses since inception and have a history of cash outflows from operations, inclusive of $34.7 million in cash utilized for our operating activities during the year ended December 31, 2024. As of December 31, 2024, we had $11.2 million of cash on hand and $27.1 million of working capital.

As of December 31, 2024, in addition to our cash on hand and working capital, we had approximately $64.9 million of remaining capacity available for future sales of our common stock under our ATM program as defined and described further in Note 16, "Stockholders' equity" in Part II, Item 8 of this Annual Report. Our ability to use the ATM program may be constrained by the size of our non-affiliate market capitalization, our trading volume and other factors, and there can be no assurance regarding the price at which we will be able to sell such shares, and any sales of our common stock under the ATM program may be at prices that result in additional dilution to our existing stockholders.

Based on our cash position at December 31, 2024 and our recent operating losses, we have concluded that substantial doubt exists as to our ability to continue as a going concern within the next year.

At December 31, 2024, we had a contractual obligation that could require us to make additional capital contributions of up to $0.8 million to Alpha Steel. In addition, as described further in Note 11, "Equity method investment" in Part II, Item 8 of this Annual Report, pursuant to an equipment supply agreement we have with Alpha Steel, we have committed to placing a minimum level of purchase orders for torque tubes with Alpha Steel during the period from January 1, 2024 to June 30, 2025, with such volume commitments increasing in each of the next two annual periods. In the event we fail to meet our minimum required purchase commitments in any period, we would contractually be required to make a cash payment for the net profit attributable to any unfilled requirements, calculated as specified in the agreement, in an amount not to exceed $4.0 million in the aggregate. As of December 31, 2024, we had met approximately 19% of our required purchase commitments for the period ending June 30, 2025.

On December 22, 2023, we received notification from Nasdaq that we were not in compliance with the requirement to maintain a minimum closing bid price of $1.00 per share on our common stock, and had been for at least 30 consecutive business days.

In order to address our noncompliance with the minimum bid price requirement, we completed the Reverse Stock Split, effective November 29, 2024. On December 17, 2024, we were notified by Nasdaq that, after having maintained a closing bid price of $1.00 or greater for 10 consecutive business days from December 2, 2024, to December 16, 2024, we had regained compliance with Listing Rule 5550(a)(2).

In addition to the Reverse Stock Split, during the fourth quarter of 2024, we also (i) entered into an agreement with an institutional investor to purchase $15.0 million in principal amount of our Senior Notes and Warrants, receiving proceeds of nearly $14.6 million, net of lender fees, (ii) sold our Atlas software platform, receiving proceeds of $0.9 million, (iii) received $4.7 million in additional contingent earnout payments from our investment in Dimension that we sold in 2021, which was in addition to $4.1 million received earlier in 2024, and (iv) reduced our headcount by approximately 12% in an effort to adjust our cost structure to meet our current needs. Also, during the first quarter of 2025, we received a contingent earnout payment from Dimension totaling $3.2 million.

We elected, pursuant to the Senior Notes, for interest payable under the Senior Notes to be added to the principal amount on the applicable interest payment dates of the last day of June and December of each year, and we anticipate that we will make similar elections in the future. However, we may elect to make such interest payments in cash instead. The obligations under the Senior Notes are secured by a lien on our assets and the assets of our subsidiaries.

Our ability to meet our liquidity needs over the next year is dependent upon (i) our cash on hand (subject to a quarter-end minimum balance covenant of $5 million under the terms of our Senior Notes offering), (ii) our expectations of increased project activity and cash flow during the twelve-month period following issuance of our consolidated financial statements, (iii) expected proceeds of up to $10 million from an additional private placement of debt based on a term sheet executed on March 4, 2025, and (iv) utilization, as appropriate, of the capacity available for future sales of our common stock under the ATM program, which may be constrained by the size of our non-affiliate market capitalization, our trading volume and other factors. In addition, we continue to remain focused on implementing additional cost savings steps, which could impact, among other things, location of our headcount and the level of services currently provided by third parties, and we continue to evaluate further opportunities to obtain additional financing, although the ability to ultimately obtain such additional financing is not entirely within our control. Additional information regarding the term sheet described above may be found in Note 23, "Subsequent events" in Part II, Item 8 of this Annual Report.

Statements of cash flows

Our cash flows from operating, investing and financing activities were as follows:

	Year ended December 31,
(in thousands)	2024	2023
Net cash used in operations	$(34,699)	$(52,656)
Net cash provided by (used in) investing activities	6,262	(397)
Net cash provided by financing activities	14,498	33,950
Effect of exchange rate changes on cash and cash equivalents	(49)	(47)
Decrease in cash and cash equivalents	$(13,988)	$(19,150)

Operating activities

During the year ended December 31, 2024, we used approximately $34.2 million of cash to fund a portion of our expenditures for personnel and facilities, legal and professional fees, insurance, research and development and various other operating activities. This compares to approximately $27.0 million used in 2023 to fund similar expenditures.

We also used approximately $0.5 million of cash in 2024 for working capital and other items, which were primarily impacted by the timing of customer receipts and vendor payments, inventory utilization and lower activity levels. In 2023, we used $25.7 million of cash for increases in working capital and other items, primarily due to timing of customer receipts and payments and higher project activity levels, net of inventory utilization.

Our working capital decreased by approximately $26.8 million from $53.8 million at December 31, 2023, to $27.1 million at December 31, 2024, as cash was used to fund various operating and capital expenditures, as well as making additional investments in Alpha Steel. Working capital was also impacted by lower activity levels and the timing of customer collections and vendor payments. This was partially offset by cash proceeds received from the issuance of our Senior Notes and the sale of our Atlas software platform.

Investing activities

During the year ended December 31, 2024, we received $8.8 million of contingent earnout payments in connection with the June 2021 sale of our equity interest in Dimension and we received $0.9 million in proceeds from the December 2024 sale of our Atlas software platform. We also made additional equity investments of $1.8 million in Alpha Steel. Pursuant to our agreement with Alpha Steel, we could be required to make up to $0.8 million in future additional capital contributions if needed for expanded production. Finally, we spent approximately $1.6 million in 2024 primarily for tooling, leasehold improvements, software, and new computers and IT equipment.

During the year ended December 31, 2023, we made an initial investment in Alpha Steel of $0.9 million and paid approximately $0.8 million in cash for new lab equipment to be used for product testing, as well as new tooling, computers and IT equipment. We also received net proceeds of $1.3 million in contingent earnout and project escrow release payments from the sale of our equity investment in Dimension.

Financing activities

During the year ended December 31, 2024, we sold $15.0 million principal amount of Senior Notes for proceeds, net of lender fees withheld, of approximately $14.6 million. We also paid third-party financing costs of approximately $0.1 million associated with the sale of the Senior Notes.

During the year ended December 31, 2023, we began selling newly issued shares of our common stock in various daily transactions under our ATM program, receiving cash proceeds of $34.0 million. Offering costs associated with the sale of our common stock totaled $0.3 million. We also received proceeds from exercise of stock options during 2023 of $0.2 million

Senior notes and warrants

On December 4, 2024, we sold $15.0 million in principal amount of Senior Notes and Warrants to an Investor pursuant to the Purchase Agreement for proceeds, net of lender fees, approximately $14.6 million.

The Senior Notes bear interest to be paid in cash at the rate of 11% per annum; provided however, that the Company may, at its option, following notice to the Investor, instead increase the outstanding principal amount of the Senior Notes by the amount of such interest at the rate of 13% per annum ("paid-in-kind interest"). Interest is payable semi-annually on the final business day in June and on the final business day in December. We currently are utilizing the paid-in-kind interest option and have recognized additional paid-in-kind interest of $0.1 million as of December 31, 2024, which has been added to the principal amount of our Senior Notes.

To secure our obligations under the Purchase Agreement, the Company and its subsidiaries have granted a security interest over substantially all of their assets to the collateral agent for the benefit of the Investor, pursuant to a security and pledge agreement. At any time prior to December 4, 2026, the Company may redeem some or all of the Senior Notes at a “make-whole” redemption price equal to the sum of undiscounted interest payments that would have otherwise been payable through an additional 12 months following the redemption. At any time on or after December 4, 2026, the Company may redeem some or all of the Senior Notes at a “make-whole” redemption price equal to the sum of undiscounted interest payments that would have otherwise been payable through the earlier of (i) the maturity date of the Senior Notes and (ii) an additional three months following the redemption. The Senior Notes mature on December 4, 2029. Certain of the Company’s subsidiaries each guaranteed the Company’s obligations under the Senior Notes.

In addition to limitations on certain financial activities, including payment of dividends, and other customary covenants, during the period the Senior Notes are outstanding, we will be required to (i) maintain a minimum of $5.0 million of unrestricted cash on the last calendar day of each quarter, (ii) have annual revenue of $100 million for 2025 and $200 million for subsequent years and (iii) have annual EBITDA, as defined in the Purchase Agreement, of at least $25 million starting in 2026. A breach of these financial covenants, or the other covenants included in the Senior Notes, would constitute an event of default under the Senior Notes, resulting in the entire unpaid principal and accrued interest under the Senior Notes becoming due and payable, and enable the Investor to foreclose on our assets if we are not able to repay the outstanding obligations.

The Purchase Agreement also contains certain standard terms that could result in the Senior Notes becoming immediately due and payable before maturity, including an event of default with respect to the terms, covenants and financial covenants or a material adverse effect involving our business, properties, assets, liabilities, operations and financial condition, or otherwise, or our prospects that could adversely affect our ability to meet our obligations under the Purchase Agreement.

The Warrants, which were valued at $5.2 million upon issuance and are included as a long-term liability in our Consolidated Balance Sheet, are exercisable for 10 years and allow for the purchase of an aggregate of up to 1,750,000 (on a post-split basis) shares of our common stock at an exercise price of $0.10 per share. A member of our Board of Directors, Pablo Barahona, invested $500,000 in the Investor, which was used to finance the purchase price of the Offering.

Revolving credit facility

Our Credit Facility, entered into in 2021 with various lenders, including Barclays Bank PLC, as issuing lender, the swingline lender and as administrative agent, expired unused on April 30, 2024.

Critical Accounting Estimates

Preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported revenue and expenses during the period. Estimates are used for calculating the measure of progress of our solar tracker projects and deriving the standalone selling prices of the individual performance obligations when determining amounts to recognize for revenue, estimating allowances for credit losses and slow-moving and obsolete inventory, determining useful lives of long-lived assets and the estimated fair value of those assets for impairment assessments, and estimating the fair value of investments, warrants, stock compensation awards, warranty liabilities and federal and state taxes, including tax valuation allowances, as well as other contingencies. We base our estimates on historical experience and anticipated results, trends, and various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. Actual results could differ from those estimates due to risks and uncertainties. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

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

Judgments and assumptions

The timing and amounts of revenue and cost of revenue recognition, as well as recording of related receivables and deferred revenue, is highly dependent on our identification of performance obligations in each contract and our estimates by contract of total project cost and our progress toward project completion as of each period end. Certain estimates are subject to factors outside of our control that may impact our suppliers and the global supply chain. As an example, regulatory, tariff and import concerns such as those caused by the UFLPA and the Solar Circumvention Investigation and delays customers have experienced with permitting and securing interconnection agreements have in the past, and may continue to, affect our ability to obtain project materials or may delay the timing of customer project activity which has had in the past, and may continue to have, an adverse impact on our results of operations, including the expected timing of the recognition of revenue needed to cover our relatively fixed overhead costs. We base our estimates on the best information available at each period end, but future events and their effects cannot be determined with certainty, and actual results could differ materially from our assumptions and estimates.

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

Judgments and assumptions

The allowance for credit losses is based on the lifetime expected credit loss of our customer accounts. To assess the lifetime expected credit loss, we utilize a loss rate method that takes into consideration historical experience and certain other factors, as appropriate, such as credit quality, current economic or other conditions and changes in project status that may affect a customer's ability to pay. This method accelerates the recognition of expected credit losses as compared to the incurred loss model used prior to 2023 and may result in material differences between our estimates and actual collection results. We may also have greater fluctuations in our credit loss expense over time based on changes in our historical experience or changes in estimates of future economic conditions, or other factors, which may not adequately reflect future actual customer payment activity. As an example, our credit loss expense for the year ended December 31, 2024, totaled approximately $2.1 million compared to $7.4 million during the year ended December 31, 2023. The change was due primarily to our collectibility assessments at each period end involving certain specific customers.

Warranty

Our accounting policy relating to our warranty obligations may be found in Note 2, "Summary of significant accounting policies" in our consolidated financial statements included in Part II, Item 8 of this Annual Report.

Judgments and assumptions

We base our estimated warranty obligations on available industry data relating to the nature and frequency of product failure rates and, where possible, on our historical experience, to make estimates of costs to address future claims. These estimates are inherently uncertain given our relatively short history of sales in relation to the warranty terms, and changes to our historical or projected warranty experience or fluctuations in available industry data may result in material changes to our warranty reserves in the future. Additionally, we make estimates of what costs we believe will be recoverable from the manufacturers of our products that we use to offset our obligations to our customers.

While we periodically monitor our warranty activities and claims, if actual costs incurred were to be different from our estimates, we would recognize adjustments to our warranty reserves in the period in which those differences arise or are identified. Such adjustments could be material to our results of operations in the period the adjustments are made.

Costs recognized for warranties issued during each of the two years ended December 31, 2024, as well as other activity in our warranty accruals, may be found in Note 12, "Accrued expenses and other current liabilities" in our consolidated financial statements included in Part II, Item 8 of this Annual Report.

Stock-based compensation and warrants

Our accounting policy relating to stock-based compensation may be found in Note 2, "Summary of significant accounting policies" in our consolidated financial statements included in Part II, Item 8 of this Annual Report.

Judgments and assumptions

The Black-Scholes model and Monte Carlo simulations rely on various assumptions, in addition to the exercise price of the option and the value of our common stock on the date of grant. These assumptions include:

Expected Term: The expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is calculated as the average of the option vesting and contractual terms, based on the simplified method, when we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for options granted. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the options. The contractual life of an option may be up to 10 years. Monte Carlo simulations estimate the derived service period of awards with market conditions.

Expected Volatility: Since the Company did not have a trading history of its common stock prior to our IPO and since such trading history subsequent to our IPO has been limited and may be less than the expected term of an award, the expected volatility may be derived from (i) our actual historical stock volatility with respect to certain more recent awards or (ii) the average historical stock volatilities of several public companies within the Company’s industry that it considers to be comparable to its business over a period equivalent to the expected term of the stock option grants or (iii) a combination of each method such as with recent awards granted with market conditions.

Risk-Free-Interest-Rate: The Company bases the risk-free interest rate on the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term.

Expected Dividend: The Company has not issued any dividends in its history and does not expect to issue dividends over the life of the options and, therefore, has estimated the dividend yield to be zero.

We use Monte Carlo simulations for certain awards granted with market conditions which provide an estimated average present value for each award based on a simulation assuming Geometric Brownian Motion in a risk-neutral framework using up to 250,000 simulation paths to determine the derived service and vesting periods.

Our use of the simplified method for estimating the expected outstanding term our options may differ significantly from future actual exercise patterns of our option holders. Estimates of the outstanding term of our options that are less than the actual exercise patterns of our option holders, may result in lower recognized expense than required. Alternatively, our recognized expense may be higher than required if our option holders exercise their options sooner than our estimates project.

Similarly, our use of a volatility estimate based on historical stock volatilities of the Company, as well as a peer group of other public companies, may differ significantly from the actual future volatility of our stock over the term options are held. Higher estimated volatility compared to actual results may result in higher recognized expense than required and alternatively, lower expected volatility compared to actual results may result in lower recognized expense than required.

We also utilize the Black-Scholes model to estimate the fair value of our outstanding Warrants at each period end. Similar to our options, differences in our estimates of future expected exercise patterns of our Warrant holders, or our estimates of volatility, may impact our future estimates of the fair value of our Warrants at each period end, which could have a material impact on our future consolidated results of operations.

We also account for option and RSU forfeitures as they occur. This accounting policy may result in fluctuations in our recognized stock-based compensation expense each period, which could be material depending on the level of forfeitures in each period.

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

In estimating the fair value of the consolidated company, we used our market capitalization based on our closing stock price on the Nasdaq at December 31, 2024. Our daily closing stock price is affected by numerous factors, some of which may not directly involve the operations of the company, and, historically, has demonstrated high volatility.

Other than writing off certain prepaid costs relating to a contract termination in 2023 with a related party and deferred costs relating to uncompleted transactions, we did not identify any impairments of our long-lived assets, intangible assets or goodwill during the two-year period ended December 31, 2024.

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

Non-GAAP Financial Measures

Adjusted EBITDA, adjusted net loss and adjusted earnings per share (“EPS”)

We utilize Adjusted EBITDA, Adjusted Net Loss, and Adjusted EPS as supplemental measures of our performance. We define Adjusted EBITDA as net loss plus (i) provision for (benefit from) income taxes, (ii) interest expense, net, (iii) depreciation expense, (iv) amortization of intangibles, (v) stock-based compensation, (vi) loss from changes in fair value of our warrant liability, and (vii) Chief Executive Officer ("CEO") transition costs, non-routine legal fees, costs associated with the Reverse Stock Split, severance and certain other costs (credits). We also deduct the contingent gains arising from earnout payments and project escrow releases relating to the disposal of our investment in an unconsolidated subsidiary and gains from changes in fair value of our warrant liability from net loss in arriving at Adjusted EBITDA. We define Adjusted Net Loss as net loss plus (i) amortization of debt discount and issue costs and intangibles, (ii) stock-based compensation, (iii) loss from changes in fair value of our warrant liability, (iv) CEO transition costs, non-routine legal fees, costs associated with the Reverse Stock Split, severance and certain other costs (credits), and (v) the income tax expense (benefit) of those adjustments, if any. We also deduct the contingent gains arising from earnout payments and project escrow releases relating to the disposal of our investment in an unconsolidated subsidiary and gains from change in fair value of our warrant liability from net loss in arriving at Adjusted Net Loss. Adjusted EPS is defined as Adjusted Net Loss on a per share basis using our weighted average diluted shares outstanding.

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

	Year ended December 31,
	2024		2023
(in thousands, except shares and per share data)	Adjusted EBITDA	Adjusted Net Loss	Adjusted EBITDA	Adjusted Net Loss
Net loss per U.S. GAAP	$(48,606)	$(48,606)	$(50,290)	$(50,290)
Reconciling items -
Provision for (benefit from) income taxes	230	—	(338)	—
Interest expense, net	319	—	253	—
Amortization of debt discount and issue costs in interest expense	—	296	—	709
Depreciation expense	1,136	—	833	—
Amortization of intangibles	535	535	542	542
Stock-based compensation	5,412	5,412	8,295	8,295
Gain from disposal of investment in unconsolidated subsidiary(a)	(8,807)	(8,807)	(1,319)	(1,319)
Loss from change in fair value of warrant liability(b)	4,322	4,322	—	—
CEO transition(c)	1,423	1,423	—	—
Non-routine legal fees(d)	66	66	214	214
Reverse stock split(e)	212	212	—	—
Severance costs(f)	638	638	4,422	4,422
Other costs(g)	—	—	3,241	3,241
Adjusted Non-GAAP amounts	$(43,120)	$(44,509)	$(34,147)	$(34,186)

U.S. GAAP net loss per share:
Diluted(g)	N/A	$(3.83)	N/A	$(4.35)

Adjusted Non-GAAP net loss per share (Adjusted EPS):
Diluted(h)	N/A	$(3.51)	N/A	$(2.96)

Weighted-average common shares outstanding:
Diluted(h)	N/A	12,675,923	N/A	11,554,615

(a)

We exclude the gain from collections of contingent contractual amounts arising from the sale in 2021 of our investment in an unconsolidated subsidiary as these amounts are not considered part of our normal ongoing operations.

(b)	We exclude non-cash changes in the fair value of our outstanding Warrants as we do not consider such changes to impact or reflect changes in our core operating performance.
(c)

We incurred one-time incremental recruitment fees in connection with hiring a new CEO in August 2024. In addition, we agreed to upfront and incremental sign-on bonuses (collectively, the "sign-on bonuses"), a portion of which was paid to our CEO in 2024, with clawback provisions during 2025 and 2026, and a portion of which will be paid in 2025 and 2026, all contingent upon continued employment as of the payment date. These sign-on bonuses will be expensed each period through October 1, 2026, to reflect the required service periods. We do not view these sign-on bonuses as being part of the normal on-going compensation arrangements for our CEO.

(d)	Non-routine legal fees represent legal fees and other costs incurred for specific matters that were not ordinary or routine to the operations of the business.
(e)

We incurred incremental legal and professional fees to implement the Reverse Stock Split that was consummated effective November 29, 2024. We do not consider these fees to be part of our normal ongoing operations.

(f)

Severance costs were incurred during 2024 and 2023, due to restructuring changes involuntarily impacting a number of employees each period, to adjust our operations to reflect current market and activity levels and to take advantage of process efficiencies gained.

(g)	Other costs in 2023 included the write-off of remaining prepaid costs resulting from termination of our consulting agreement with a related party.
(h)	Prior year shares and amounts, as applicable, have been revised to reflect the Reverse Stock Split, effective November 29, 2024.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Fair value of financial instruments

Our financial instruments consist of cash, cash equivalents, accounts receivable, accounts payable, warrants and debt obligations. Cash, cash equivalents, accounts receivable and accounts payable are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date. We estimate the fair value of our warrants using a Black-Scholes model involving current assumptions at each reporting period of (i) the per share value of our common stock, (ii) the expected holding period of the warrants before exercise, (iii) the estimated volatility of our stock over the expected holding period of the warrants, (iv) a risk free interest rate over the expected holding period of the warrants and, (v) an estimated dividend yield on our common stock over the expected holding period of the warrants. Each of those assumptions are subject to change over time. The fair value of our fixed-rate debt obligations will be impacted by changes in market rates for similar debt subsequent to our initial borrowings. We estimate the carrying value of our fixed-rate debt, as shown in our Consolidated Balance Sheet, approximates fair value at December 31, 2024 due to its recent issuance.

We had $11.2 million and $25.2 million of cash and cash equivalents on hand at December 31, 2024 and 2023, respectively, the vast majority of which was located in the United States in both periods. Certain of our cash equivalents include deposits in money market funds that invest primarily in short-term securities issued or guaranteed by the U.S. government or its agencies or instrumentalities and contain no restrictions on immediate redemption. These deposits totaled $0.5 million at December 31, 2024 and $13.9 million at December 31, 2023. The carrying value of these money market funds approximate fair value based on quoted prices in active market for units held (Level 1 classification).

At December 31, 2024, we estimated the fair value of our Warrants to be approximately $9.5 million. Future estimates of fair value for the Warrants may be impacted by changes in the value of our common stock as reported on Nasdaq, as well as interest rates and other factors.

We have no other financial instruments at December 31, 2024 and 2023, other than certain non-functional currency intercompany and third-party receivables and payables, which are subject to foreign exchange, interest rate or market risks.

Concentrations of major customers

Our customers include project developers, solar asset owners and EPCs that design and build solar energy projects. We generally do not require collateral on our accounts receivable.

At December 31, 2024, three customers accounted for approximately 42%, 21% and 11%, respectively, of our total accounts receivable. At December 31, 2023, four customers accounted for approximately 42%, 20%, 13% and 11%, respectively, of our total accounts receivable.

During the year ended December 31, 2024, four customers accounted for approximately 39%, 11%, 11% and 11%, respectively, of total revenue. During the year ended December 31, 2023, four customers accounted for approximately 23%, 19%, 17% and 13%, respectively, of total revenue.

Further, our accounts receivables are from companies within or serving the solar industry and, as such, we are exposed to normal industry credit risks. We continually evaluate our allowance for credit losses and establish new provisions as needed for additional losses, if any.

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

Shareholders and Board of Directors

FTC Solar, Inc.

Austin, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of FTC Solar, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive loss, changes in stockholders' equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has cash outflows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Austin, Texas

March 31, 2025

FTC Solar, Inc.

Consolidated Balance Sheets

(in thousands, except shares and per share data)	December 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$11,247	$25,235
Accounts receivable, net of allowance for credit losses of $1,717 and $8,557 at December 31, 2024 and December 31, 2023, respectively	39,709	65,279
Inventories	10,144	3,905
Prepaid and other current assets	15,028	14,089
Total current assets	76,128	108,508
Operating lease right-of-use assets	1,149	1,819
Property and equipment, net	2,217	1,823
Intangible assets, net	—	542
Goodwill	7,139	7,353
Equity method investment	954	240
Other assets	2,341	2,785
Total assets	$89,928	$123,070
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$12,995	$7,979
Accrued expenses	20,134	34,848
Income taxes payable	325	88
Deferred revenue	5,306	3,612
Other current liabilities	10,313	8,138
Total current liabilities	49,073	54,665
Long-term debt	9,466	—
Operating lease liability, net of current portion	411	1,124
Warrant liability	9,520	—
Other non-current liabilities	2,422	4,810
Total liabilities	70,892	60,599
Commitments and contingencies (Note 15)
Stockholders’ equity
Preferred stock par value of $0.0001 per share, 10,000,000 shares authorized; none issued as of December 31, 2024 and December 31, 2023	—	—
Common stock par value of $0.0001 per share, 850,000,000 shares authorized; 12,853,823 and 12,544,533 shares issued and outstanding as of December 31, 2024 and December 31, 2023(*)	1	1
Treasury stock, at cost; 1,076,257 shares as of December 31, 2024 and December 31, 2023	—	—
Additional paid-in capital(*)	367,318	361,898
Accumulated other comprehensive loss	(542)	(293)
Accumulated deficit	(347,741)	(299,135)
Total stockholders’ equity	19,036	62,471
Total liabilities and stockholders’ equity	$89,928	$123,070

___________

* -	Prior year shares and amounts, as applicable, have been revised to reflect the Reverse Stock Split, effective November 29, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

FTC Solar, Inc.

Consolidated Statements of Comprehensive Loss

	Year ended December 31,
(in thousands, except shares and per share data)	2024	2023
Revenue:
Product	$37,520	$101,872
Service	9,835	25,130
Total revenue	47,355	127,002
Cost of revenue:
Product	48,185	93,314
Service	11,764	25,381
Total cost of revenue	59,949	118,695
Gross profit (loss)	(12,594)	8,307
Operating expenses
Research and development	5,915	7,166
Selling and marketing	8,881	14,811
General and administrative	25,440	37,107
Total operating expenses	40,236	59,084
Loss from operations	(52,830)	(50,777)
Interest expense, net	(319)	(253)
Gain from disposal of investment in unconsolidated subsidiary	8,807	1,319
Gain on sale of Atlas	906	—
Loss from change in fair value of warrant liability	(4,322)	—
Other income (expense), net	468	(257)
Loss from unconsolidated subsidiary	(1,086)	(660)
Loss before income taxes	(48,376)	(50,628)
(Provision for) benefit from income taxes	(230)	338
Net loss	(48,606)	(50,290)
Other comprehensive loss:
Foreign currency translation adjustments	(249)	(232)
Comprehensive loss	$(48,855)	$(50,522)
Net loss per share:
Basic and diluted (*)	$(3.83)	$(4.35)
Weighted-average common shares outstanding:
Basic and diluted (*)	12,675,923	11,554,615

___________

* -	Prior year amounts per share and number of shares, as applicable, have been revised to reflect the Reverse Stock Split, effective November 29, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

FTC Solar, Inc.

Consolidated Statements of Changes in Stockholders' Equity

	Preferred stock		Common stock		Treasury stock
(in thousands, except shares)	Shares	Amount	Shares(*)	Amount(*)	Shares(*)	Amount	Additional paid-In capital(*)	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
Balance as of December 31, 2022	—	$—	10,503,259	$1	1,076,257	$—	$315,355	$(61)	$(248,845)	$66,450
Shares issued during the period for vested restricted stock awards	—	—	378,799	—	—	—	4,861	—	—	4,861
Issuance of common stock upon exercise of stock options	—	—	71,796	—	—	—	226	—	—	226
Shares issued for legal settlement	—	—	79,740	—			2,000			2,000
Shares acquired and retired	—	—	(31,250)	—	—	—	—	—	—	—
Sale of shares	—	—	1,542,189	—			34,007			34,007
Stock offering costs	—	—	—	—			(297)			(297)
Stock-based compensation	—	—	—	—	—	—	5,746	—	—	5,746
Net loss	—	—	—	—	—	—	—	—	(50,290)	(50,290)
Other comprehensive loss	—	—	—	—	—	—	—	(232)	—	(232)
Balance as of December 31, 2023	—	—	12,544,533	1	1,076,257	—	361,898	(293)	(299,135)	62,471
Shares issued during the period for vested restricted stock awards	—	—	231,893	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	12,629	—	—	—	8	—	—	8
Additional shares issued for fractional shares	—	—	64,768	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	5,412	—	—	5,412
Net loss	—	—	—	—	—	—	—	—	(48,606)	(48,606)
Other comprehensive loss	—	—	—	—	—	—	—	(249)	—	(249)
Balance as of December 31, 2024	—	$—	12,853,823	$1	1,076,257	$—	$367,318	$(542)	$(347,741)	$19,036

___________

* -	Prior year shares and amounts, as applicable, have been revised to reflect the Reverse Stock Split, effective November 29, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

FTC Solar, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
(in thousands)	2024	2023
Cash flows from operating activities
Net loss	$(48,606)	$(50,290)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	5,412	8,295
Depreciation and amortization	1,671	1,375
Loss from change in fair value of warrant liability	4,322	—
Gain from sale of property and equipment	—	(2)
Amortization of debt discount and issue costs	296	709
Paid-in-kind non-cash interest	146	—
Provision for obsolete and slow-moving inventory	177	706
Loss from unconsolidated subsidiary	1,086	660
Gain from disposal of investment in unconsolidated subsidiary	(8,807)	(1,319)
Gain on sale of Atlas	(906)	—
Warranties issued and remediation added	7,204	4,310
Warranty recoverable from manufacturer	558	90
Credit loss provisions	2,072	7,373
Deferred income taxes	83	138
Lease expense and other	1,123	996
Impact on cash from changes in operating assets and liabilities:
Accounts receivable	23,498	(23,600)
Inventories	(6,416)	10,338
Prepaid and other current assets	(934)	(3,681)
Other assets	(376)	383
Accounts payable	4,963	(7,960)
Accruals and other current liabilities	(19,292)	10,582
Deferred revenue	1,754	(7,704)
Other non-current liabilities	(2,696)	(3,083)
Lease payments and other, net	(1,031)	(972)
Net cash used in operations	(34,699)	(52,656)
Cash flows from investing activities:
Purchases of property and equipment	(1,645)	(816)
Proceeds from sale of Atlas software platform	900	—
Equity method investment in Alpha Steel	(1,800)	(900)
Proceeds from disposal of investment in unconsolidated subsidiary	8,807	1,319
Net cash provided by (used in) investing activities	6,262	(397)
Cash flows from financing activities:
Proceeds from borrowings	14,550	—
Sale of common stock	—	34,007
Stock offering costs paid	—	(283)
Financing costs paid	(60)	—
Proceeds from stock option exercises	8	226
Net cash provided by financing activities	14,498	33,950
Effect of exchange rate changes on cash and cash equivalents	(49)	(47)
Decrease in cash and cash equivalents	(13,988)	(19,150)
Cash and cash equivalents at beginning of period	25,235	44,385
Cash and cash equivalents at end of period	$11,247	$25,235

Supplemental disclosures of cash flow information:
Purchases of property and equipment included in ending accounts payable and accruals	$51	$166
Stock issued for accrued legal settlement	$—	$2,000
Right-of-use asset and lease liability recognition for new leases	$500	$1,417
Paid-in-kind non-cash interest added to Senior Notes principal	$146	$—
Cash paid during the period for interest	$222	$576
Cash paid during the period for taxes, net of refunds	$133	$177

The accompanying notes are an integral part of these consolidated financial statements.

FTC Solar, Inc.

Notes to Consolidated Financial Statements

December 31, 2024

Note 1. Description of business

FTC Solar, Inc. (the “Company”, “we”, “our”, or “us”) was founded in 2017 and is incorporated in the state of Delaware. In April 2021, we completed an initial public offering ("IPO"), and our common stock currently trades on the Nasdaq Capital Market ("Nasdaq") under the symbol “FTCI”.

We are a global provider of solar tracker systems, supported by proprietary software and value-added engineering services. Solar tracker systems move solar panels throughout the day to maintain an optimal orientation relative to the sun, thereby increasing the amount of solar energy produced at a solar installation. Our original two modules-in-portrait ("2P") solar tracker system is marketed under the Voyager brand name (“Voyager”) and our one module-in-portrait ("1P") solar tracker system is marketed under the Pioneer brand name ("Pioneer"). We also have a mounting solution to support the installation and use of U.S.-manufactured thin-film modules. Our primary software offerings include SUNPATH which helps customers optimize solar tracking for increased energy production and our SUNOPS real-time operations management platform. In addition, we have a team of renewable energy professionals available to assist our U.S. and worldwide clients in site layout, structural design, pile testing and other needs across the solar project development and construction cycle. Our products and services provide tracker solutions for large utility-scale solar and distributed generation projects around the world. Our customers are primarily engineering, procurement and construction companies ("EPCs") and we also contract with developers and owners. The Company is headquartered in Austin, Texas, and has international subsidiaries in Australia, China, India, South Africa and Spain.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups (JOBS) Act. Under the JOBS Act, we elected to use the allowed extended transition period to delay adopting new or revised accounting standards until such time as those standards apply to private companies.

Note 2. Summary of significant accounting policies

Basis of presentation and principles of consolidation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) based on the assumption that the Company will continue as a going concern and include the results of the Company and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. As discussed further in "Liquidity" below, given the Company's current cash balances and recurring losses from operations, management has concluded that there is substantial doubt about the Company's ability to continue as a going concern during the next year.

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

We currently operate in one business segment, the manufacturing and servicing of solar tracker systems. See Note 22, "Segment information and certain concentrations" below for further discussion.

Liquidity and Going Concern

We have incurred cumulative losses since inception and have a history of cash outflows from operations, inclusive of $34.7 million in cash utilized for our operating activities during the year ended December 31, 2024. As of December 31, 2024, we had $11.2 million of cash on hand and $27.1 million of working capital.

As of December 31, 2024, in addition to our cash on hand and working capital, we had approximately $64.9 million of remaining capacity available for future sales of our common stock under our ATM program as defined and described further in Note 16, "Stockholders' equity" below. Our ability to use the ATM program may be constrained by the size of our non-affiliate market capitalization, our trading volume and other factors, and there can be no assurance regarding the price at which we will be able to sell such shares, and any sales of our common stock under the ATM program may be at prices that result in additional dilution to our existing stockholders.

Based on our cash position at December 31, 2024 and our recent operating losses, we have concluded that substantial doubt exists as to our ability to continue as a going concern within the next year.

At December 31, 2024, we had a contractual obligation that could require us to make additional capital contributions of up to $0.8 million to Alpha Steel LLC ("Alpha Steel"). In addition, as described further in Note 11, "Equity method investment", pursuant to an equipment supply agreement we have with Alpha Steel, we have committed to placing a minimum level of purchase orders for torque tubes with Alpha Steel during the period from January 1, 2024 to June 30, 2025, with such volume commitments increasing in each of the next two annual periods. In the event we fail to meet our minimum required purchase commitments in any period, we would contractually be required to make a cash payment for the net profit attributable to any unfilled requirements, calculated as specified in the agreement, in an amount not to exceed $4.0 million in the aggregate. As of December 31, 2024, we had met approximately 19% of our required purchase commitments for the period ending June 30, 2025.

On December 22, 2023, we received notification from Nasdaq that we were not in compliance with the requirement to maintain a minimum closing bid price of $1.00 per share on our common stock, and had been for at least 30 consecutive business days.

In order to address our noncompliance with the minimum bid price requirement, we completed a 1-for-10 reverse stock split (the "Reverse Stock Split"), effective November 29, 2024. On December 17, 2024, we were notified by Nasdaq that, after having maintained a closing bid price of $1.00 or greater for 10 consecutive business days from December 2, 2024, to December 16, 2024, we had regained compliance with Listing Rule 5550(a)(2).

In addition to the Reverse Stock Split we effected, effective November 29, 2024, during the fourth quarter of 2024, we also (i) entered into an agreement with an institutional investor to purchase $15.0 million in principal amount of our Senior Notes and Warrants, receiving proceeds of nearly $14.6 million, net of lender fees, (ii) sold our Atlas software platform, receiving proceeds of $0.9 million, (iii) received $4.7 million in additional contingent earnout payments from our investment in Dimension Energy LLC ("Dimension") that we sold in 2021, which was in addition to $4.1 million received earlier in 2024, and (iv) reduced our headcount by approximately 12% in an effort to adjust our cost structure to meet our current needs. Also, during the first quarter of 2025, we received a contingent earnout payment from Dimension totaling $3.2 million.

We elected, pursuant to the Senior Notes, for interest payable under the Senior Notes to be added to the principal amount on the applicable interest payment dates of the last day of June and December of each year, and we anticipate that we will make similar elections in the future. However, we may elect to make such interest payments in cash instead. The obligations under the Senior Notes are secured by a lien on our assets and the assets of our subsidiaries.

Our ability to meet our liquidity needs over the next year is dependent upon (i) our cash on hand (subject to a quarter-end minimum balance covenant of $5 million under the terms of our Senior Notes offering), (ii) our expectations of increased project activity and cash flow during the twelve-month period following issuance of our consolidated financial statements, (iii) expected proceeds of up to $10 million from an additional private placement of debt based on a term sheet executed on March 4, 2025, and (iv) utilization, as appropriate, of the capacity available for future sales of our common stock under the ATM program, which may be constrained by the size of our non-affiliate market capitalization, our trading volume and other factors. In addition, we continue to remain focused on implementing additional cost savings steps, which could impact, among other things, location of our headcount and the level of services currently provided by third parties, and we continue to evaluate further opportunities to obtain additional financing, although the ability to ultimately obtain such additional financing is not entirely within our control. Additional information regarding the term sheet described above may be found in Note 23, "Subsequent events" below.

Use of estimates

Preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported revenue and expenses during the period. Estimates are used for calculating the measure of progress of our solar tracker projects and deriving the standalone selling prices of the individual performance obligations when determining amounts to recognize for revenue, estimating allowances for credit losses and slow-moving and obsolete inventory, determining useful lives of long-lived assets and the estimated fair value of those assets for impairment assessments, and estimating the fair value of investments, warrants, stock compensation awards, warranty liabilities and federal and state taxes, including tax valuation allowances, as well as other contingencies. We base our estimates on historical experience and anticipated results, trends, and various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. Actual results could differ from those estimates due to risks and uncertainties.

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

The allowance for credit losses is based on the lifetime expected credit loss of our customer accounts. To assess the lifetime expected credit loss, we utilize a loss rate method that takes into consideration historical experience and certain other factors, as appropriate, such as credit quality, current economic or other conditions and changes in project status that may affect a customer's ability to pay.

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

Third-party and internal personnel costs are capitalized during the application development stage of software developed or obtained for internal use or, for marketed software, once technological feasibility is reached. Costs incurred during the preliminary planning stage and post-implementation of new software systems projects, including data conversion and training costs, are expensed as incurred, as are costs for marketed software prior to the product reaching a stage of technological feasibility.

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

We determined that we had no impairment of our goodwill as of December 31, 2024.

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

Deferred costs

Debt discount and issue costs

Legal, consulting, accounting and other fees that are incremental and directly related to issuances of long-term debt, including any discounts on the debt, are capitalized and reflected as a reduction to the principal amount of our outstanding debt. These costs are amortized to interest expense over the term of the debt using the interest method. In prior periods, we incurred similar costs relating to the establishment of a revolving line of credit agreement, which were capitalized and included as a component of other assets as the line of credit was not utilized. Costs associated with the revolving line credit were amortized to interest expense on a straight-line basis over the term of the line of credit facility.

Equity offering costs

Legal, consulting, banking, accounting and other fees that are incremental and directly related to anticipated equity offerings are capitalized as incurred and offset against proceeds received upon consummation of the offering as a component of additional paid-in capital. In the event an anticipated offering is terminated, such costs will be expensed.

Warrants

Warrants issued for the purchase of our common stock are evaluated for liability or equity classification and recorded at fair value upon issuance. Fair value may be determined using a Black-Scholes model or other valuation technique depending on the terms of the warrants. Warrants containing clauses that could require settlement in cash or with other assets are reflected as liabilities whereas warrants that may only be settled with the issuance of our common stock are reflected as a component of our equity. Warrants classified as liabilities are adjusted to current fair value at the end of each reporting period with changes reflected in our results of operations. Legal, consulting, accounting and other fees that are incremental and directly related to the issuance of warrants are expensed as incurred for warrants classified as liabilities or shown as a reduction to the value of our warrants as reflected in our equity.

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

Stock-based compensation

We recognize compensation expense for all share-based payment awards made, including stock options and restricted stock units ("RSUs"), based on the estimated fair value of the award on the grant date. We calculate the fair value of stock options using the Black-Scholes option pricing model for awards with service-based vesting or through use of a lattice model or a Monte Carlo simulation for stock option and RSU awards with market conditions. The fair value of RSUs with service or performance-based vesting is based on the estimated fair value of the Company's common stock on the date of grant. We consider the closing price of our stock, as reported on Nasdaq, to be the fair value of our stock on the grant date.

The Black-Scholes model and Monte Carlo simulations rely on various assumptions, in addition to the exercise price of the option and the value of our common stock on the date of grant. These assumptions include:

Expected Term: The expected term represents the period that the Company’s stock-based awards are expected to be outstanding and is calculated as the average of the option vesting and contractual terms, based on the simplified method, when we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for options granted. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the options. The contractual life of an option may be up to 10 years. Monte Carlo simulations estimate the derived service period of awards with market conditions.

Expected Volatility: Since the Company did not have a trading history of its common stock prior to our IPO and since such trading history subsequent to our IPO has been limited and may be less than the expected term of an award, the expected volatility may be derived from (i) our actual historical stock volatility with respect to certain more recent awards or (ii) the average historical stock volatilities of several public companies within the Company’s industry that it considers to be comparable to its business over a period equivalent to the expected term of the stock option grants or (iii) a combination of each method such as with recent awards granted with market conditions.

Risk-Free-Interest-Rate: The Company bases the risk-free interest rate on the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term.

Expected Dividend: The Company has not issued any dividends in its history and does not expect to issue dividends over the life of the options and, therefore, has estimated the dividend yield to be zero.

We use Monte Carlo simulations for certain awards granted with market conditions which provide an estimated average present value for each award based on a simulation assuming Geometric Brownian Motion in a risk-neutral framework using up to 250,000 simulation paths to determine the derived service and vesting periods.

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

The Company remeasures monetary assets and liabilities that are not denominated in the functional currency at exchange rates in effect at the end of each period. Foreign currency gains or losses realized or from remeasurement are reflected in "Other income (expense), net" in our Consolidated Statements of Comprehensive Loss.

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

Change orders from our customers that are deemed to be modifications to existing contracts are included in the total estimated contract revenue when it is probable that the change order will result in additional value that can be reliably estimated and realized.

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

Contract assets and liabilities: The timing of revenue recognition, billing, and cash collection results in the recognition of accounts receivable, unbilled receivables for revenue recognized in excess of billings, and deferred revenue in the condensed consolidated balance sheets. We have elected to use the practical expedient of expensing incremental costs of obtaining a contract for our contracts of less than one year in duration. We may receive advances or deposits from our customers before revenue is recognized, resulting in contract liabilities, which are reflected as “deferred revenue” in our Consolidated Balance Sheets. Customer deposits are short term as the related performance obligations are typically fulfilled within 12 months. Changes in deferred revenue relate to fluctuations in the timing of customer deposits and completion of performance obligations. Revenue recognized during the years ended December 31, 2024 and 2023 from amounts included in deferred revenue at each respective prior year end totaled $3.6 million and $11.3 million, respectively, and were equal to the amount of each respective prior year-end deferred revenue balance.

Cost of revenue consists primarily of costs related to raw materials, equipment manufacturing activities, net of incentives earned, freight and delivery, product warranty, remediation and personnel costs (salaries, bonuses, benefits, and stock-based compensation). Personnel costs in cost of revenue include both direct labor costs, as well as costs attributable to any individuals whose activities relate to the procurement, installment and delivery of the finished product and services. Cost of revenue owed but not yet paid is recorded as accrued cost of revenue. Deferred cost of revenue, a component of our prepaid and other current assets, results from the timing differences between the costs incurred in advance of the satisfaction of all revenue recognition criteria consistent with our revenue recognition policy.

Inflation Reduction Act of 2022 (“IRA”)

The IRA was enacted into law on August 16, 2022, and provides for various clean energy credits, including an Advanced Manufacturing Production Credit under Section 45X (“45X Credit”) for eligible parts, including torque tubes and structural fasteners, that we purchase from Alpha Steel. Our agreements with Alpha Steel allow for us to receive benefit of the 45X Credits earned by Alpha Steel in the form of reductions to the purchase price of the products manufactured for us on a per-unit basis. Utilizing guidance in IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, we recognize the benefits of these reductions as they are earned during the manufacturing process and reflect them as related party receivables and a reduction of our cost of revenue.

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

Our accounts receivables are derived from revenue earned from customers primarily located in the United States, Australia and South Africa. No countries other than the United States account for 10% or more of our revenue. Most of our customers are project developers, solar asset owners and engineering, procurement and construction (“EPC”) contractors that design and build solar energy projects. Often times, as discussed further in "Note 5, Accounts receivable, net" and "Note 22, Segment information and certain concentrations" below, a small number of customers account for a significant portion of our revenue for each period and our outstanding receivables at each period end.

Fair value of financial instruments

Our financial instruments consist of cash, cash equivalents, accounts receivable, accounts payable, warrants and debt obligations. Cash, cash equivalents, accounts receivable and accounts payable are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date. We estimate the fair value of our warrants using a Black-Scholes model involving current assumptions at each reporting period of (i) the per share value of our common stock, (ii) the expected holding period of the warrants before exercise, (iii) the estimated volatility of our stock over the expected holding period of the warrants, (iv) a risk free interest rate over the expected holding period of the warrants and, (v) an estimated dividend yield on our common stock over the expected holding period of the warrants. Each of those assumptions are subject to change over time. The fair value of our fixed-rate debt obligations will be impacted by changes in market rates for similar debt subsequent to our initial borrowings.

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

We account for our long-term debt on an amortized cost basis.

Recent accounting pronouncements adopted and not yet adopted

Adopted

We adopted ASU No. 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), effective December 31, 2024. ASU 2023-07 requires public companies to disclose significant segment expenses and other segment items on an annual and interim basis and will require interim disclosures beginning in 2025 about a reportable segment's profit or loss and assets that were previously required annually. As noted above, we operate in one segment. See Note 22, "Segment information and certain concentrations" below for additional disclosures required by ASU 2023-07.

Not yet adopted

In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 requires companies to disclose (i) additional categories of information about federal, state and foreign income taxes above a quantitative threshold in their rate reconciliation table and (ii) income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes for annual periods, as well as other disclosure changes. As an emerging growth company, we are not required to adopt ASU 2023-09 prior to 2026, although earlier adoption is permitted. We are currently evaluating the impact of ASU 2023-09 on our existing income tax disclosures.

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

In November 2024, the FASB issued ASU 2024-03 - Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-04). ASU 2024-03 requires companies to disclose additional specific information including, among other things, (a) purchases of inventory, (b) employee compensation, (c) depreciation, and (d) intangible asset amortization included in each of its expense captions disclosed on the face of its results of operations statement, as well as total selling expenses. As clarified in ASU 2025-01, we are required to adopt ASU 2024-03 for our annual reporting effective December 31, 2027 and in our quarterly reporting beginning in 2028.

Other standards that have been issued but not yet adopted as of December 31, 2024, are either not applicable to us or are not expected to have any material impact upon adoption.

Reclassifications

Certain prior year amounts relating to vendor deposits in "Note 7, Prepaids and other current assets" have been reclassified to conform to the current year presentation. There was no impact on our financial condition or results of operations as a result of the reclassification.

Note 3. Sale of Atlas software platform

On December 2, 2024, we entered into an asset purchase agreement with a third-party for the sale of certain assets, including intellectual property, associated with our Atlas web-based software platform, used by customers to organize and manage their solar project portfolios, for a price of $0.9 million, plus future potential earnout payments. The earnout payments, which could total up to $0.2 million, are contingent upon annual license renewals by certain existing customers during 2025. In accordance with our existing accounting policy, we will recognize a gain from these contingent earnout payments upon receipt. We have also agreed to provide certain assistance involving existing customer relationships and access to various systems, including websites, which are necessary to support the Atlas platform for up to 9 months following closing.

For the year ended December 31, 2024, we recognized a gain from sale of these assets totaling 0.9 million. Revenue associated with the Atlas software platform was not material to our consolidated results during the years ended December 31, 2024 or 2023.

Note 4. Reductions in force

In the fourth quarter of 2024, in order to adjust our overhead costs to reflect current market conditions and activity levels, as well as to take advantage of process efficiencies we have gained in the last few years due to our design-to-value and cost reduction efforts, we reduced our headcount by 30 employees, or approximately 12%, of our existing headcount at that time. Certain of our headcount changes also reflect a shift of our employee base to more cost-effective markets with exceptional talent.

In August 2023, we restructured and combined selected indirect and administrative functions in order to better control and manage our overhead costs in relation to current market conditions, including the impact of start-up delays for certain customer projects. This effort resulted in a reduction of 21 employees, including certain members of our executive leadership team, or approximately 9% of our existing headcount at that time. Also, in November 2023, we announced that certain other members of our executive leadership team, including our then President and Chief Executive Officer and our then Chief Financial Officer, would step down from their positions and depart the Company, effective in December 2023.

In connection with these events, we recognized severance and termination-related costs as follows:

	Year ended December 31,
(in thousands)	2024	2023
Cost of revenue	$70	$252
Research and development	34	140
Selling and marketing	382	552
General and administrative	152	3,478
Total	$638	$4,422

At December 31, 2024 and 2023, we had accruals totaling approximately $0.2 million and $2.7 million, respectively, relating to payments still to be made to our former employees. The remaining liability to our former employees will be paid in 2025. Payments made to former employees for the years ended December 31, 2024 and 2023, were approximately $3.1 million and $2.1 million, respectively.

Note 5. Accounts receivable, net

Accounts receivable consisted of the following:

(in thousands)	December 31, 2024	December 31, 2023
Trade receivables	$22,369	$46,152
Related party receivables	3,121	868
Revenue recognized in excess of billings	15,936	26,813
Other receivables	—	3
Total	41,426	73,836
Allowance for credit losses	(1,717)	(8,557)
Accounts receivable, net	$39,709	$65,279

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

Pursuant to the Amendment, we received a cash payment of $9.0 million from the Purchaser to acquire completed foundation piles, which are being stored at the request of the Purchaser for final delivery to the project sites. The remaining completed project equipment, with an estimated fair value of approximately $13.2 million, was retained by us and returned to our inventory in exchange for forgiveness of the associated outstanding receivable balance owed by our customer. The fully reserved remaining unpaid receivable balance totaling approximately $8.9 million was written off against our allowance for credit losses.

Information about our related party receivables at December 31, 2024 and 2023, may be found below in Note 18, "Related party transactions".

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

Included in total receivables above are amounts billed under retainage provisions totaling $0.9 million as of December 31, 2023. We had no receivables for billed retainage as of December 31, 2024.

At December 31, 2024, three customers accounted for approximately 42%, 21% and 11%, respectively, of our total accounts receivable. At December 31, 2023, four customers accounted for approximately 42%, 20%, 13% and 11%, respectively, of our total accounts receivable.

Activity in the allowance for credit losses in 2024 and 2023 was as follows:

	Year ended December 31,
(in thousands)	2024	2023
Balance at beginning of period	$8,557	$1,184
Impact of adoption of ASU 2016-13, effective January 1, 2023	N/A	—
Amounts charged to earnings during the period	2,072	7,373
Write-offs of accounts	(8,912)	—
Balance at end of period	$1,717	$8,557

Note 6. Inventories

Inventories consisted of the following:

(in thousands)	December 31, 2024	December 31, 2023
Finished goods	$10,660	$4,246
Allowance for slow-moving and obsolete inventory	(516)	(341)
Total	$10,144	$3,905

The increase in our finished goods inventory is primarily related to completed project equipment retained by us pursuant to the agreement reached with a major customer described further in Note 5, "Accounts receivable, net" above.

Activity in the allowance for slow-moving and obsolete inventory for each period was as follows:

	Year ended December 31,
(in thousands)	2024	2023
Balance at beginning of period	$341	$1,320
Additions charged to earnings	177	706
Write-offs of obsolete inventory	(2)	(1,685)
Balance at end of period	$516	$341

Note 7. Prepaid and other current assets

Prepaid and other current assets consisted of the following:

(in thousands)	December 31, 2024	December 31, 2023
Vendor deposits	$7,184	$5,667
Vendor deposits with related party	2,005	520
Prepaid expenses	842	1,251
Prepaid taxes	595	447
Deferred cost of revenue	433	666
Other current assets	3,969	5,538
Total	$15,028	$14,089

At December 31, 2024, other current assets included $2.0 million for a non-interest-bearing advance to a customer related to pre-project construction financing activities. This advance is secured by certain customer assets.

At December 31, 2023, other current assets included $3.0 million for (i) a short-term interest-bearing loan to a customer for pre-project construction financing activities, as well as the non-interest-bearing customer advance described above.

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

We utilized a weighted average discount rate of approximately 5% in establishing our operating lease ROU assets and liabilities at lease inception. At December 31, 2024, our weighted average remaining lease term for our operating leases was approximately 2.6 years.

Our expense for our operating leases consisted of the following:

	Year ended December 31,
(in thousands)	2024	2023
Operating lease cost	$1,123	$996
Short-term lease cost	390	424
Total lease cost	$1,513	$1,420

Reported in:
Cost of revenue	$881	$907
Research and development	91	55
Selling and marketing	126	92
General and administrative	415	366
Total lease cost	$1,513	$1,420

Future remaining operating lease payment obligations were as follows:

(in thousands)	December 31, 2024
2025	$884
2026	313
2027	291
2028	124
2029	33
Total lease payments	1,645
Less: imputed interest	(479)
Present value of operating lease liabilities	$1,166

Current portion of operating lease liability	$755
Operating lease liability, net of current portion	411
Present value of operating lease liabilities	$1,166

Note 9. Property and equipment, net

Property and equipment consisted of the following:

(in thousands)	December 31, 2024	December 31, 2023
Leasehold improvements	$338	$157
Field equipment	1,108	1,062
Information technology equipment	659	466
Tooling	1,847	1,014
Capitalized software	1,011	734
Total	4,963	3,433
Accumulated depreciation	(2,746)	(1,610)
Property and equipment, net	$2,217	$1,823

We recognized depreciation expense associated with our property and equipment each period as follows:

	Year ended December 31,
(in thousands)	2024	2023
Tangible asset depreciation	$889	$668
Capitalized software depreciation	247	165
Total depreciation expense	$1,136	$833

Note 10. Intangible assets, net and goodwill

Intangible assets consisted of the following:

(in thousands)	Estimated Useful Lives (Years)	December 31, 2024	December 31, 2023
Developed technology	2.5 – 3.0	$2,014	$2,555
Total		2,014	2,555
Accumulated amortization		(2,014)	(2,013)
Intangible assets, net		$—	$542

On January 13, 2017, we entered into an asset purchase agreement with SunEdison Utility Holdings, Inc. ("Seller") to purchase all assets and liabilities of the Seller. The assets purchased as part of this acquisition included $1.2 million of developed technology in the form of software tools for the AP90 tracker, a first-generation tracker based on a 1P linked-row design. The developed technology for the AP90 tracker was amortized over a 3-year period. A portion of this fully amortized developed technology, relating to our Atlas software platform, was sold to a third party as described further in Note 3, "Sale of Atlas software platform" above.

On June 14, 2022, we acquired the outstanding stock of Shanghai Han Xiang New Energy Technology Co. Ltd. ("HX Tracker"), a China-based supplier of tracker systems. In connection with that acquisition, we identified nearly $1.4 million of developed technology in connection with the Helios 1P tracker system, which we amortized over a 2.5-year period on a straight-line basis ending on December 31, 2024.

Amortization expense recognized for the years ended December 31, 2024 and 2023 totaled $0.5 million in each respective year.

Activity in our goodwill balance arising largely from the acquisition of HX Tracker was as follows:

	Year ended December 31,
(in thousands)	2024	2023
Balance at beginning of period	$7,353	$7,538
Translation	(214)	(185)
Balance at end of period	$7,139	$7,353

Note 11. Equity method investment

On February 9, 2023, we entered into a limited liability company agreement (the "LLC Agreement") with Taihua New Energy (Thailand) Co., LTD ("Taihua"), a leading steel fabricator and an existing vendor, and DAYV LLC, for the creation of Alpha Steel, a Delaware limited liability company dedicated to producing steel components, including torque tubes and structural fasteners, for utility-scale and distributed generation solar projects. The Alpha Steel facility, which is located outside of Houston in Sealy, Texas, began limited commercial production late in the fourth quarter of 2023.

As amended, the LLC Agreement allows for members at their option, and with the approval of the Board of Managers, to make payments in respect of Alpha Steel’s contractual obligations in the event that Alpha Steel does not or is not able to make such payments from its own resources (“Credit Support Payments”). Any such Credit Support Payments will be treated as capital contributions by the members to Alpha Steel, with any member funding more than its ratable share of Credit Support Payments being deemed to have loaned such excess to each underfunding member at the U.S. prime rate plus 2%.

We have a 45% interest in Alpha Steel, which is accounted for under the equity method of accounting as we are not the primary beneficiary in the operations of this entity as a result of our variable interest. Taihua has a 51% interest in Alpha Steel and DAYV LLC, an entity owned by certain members of the Board of Managers of Alpha Steel and a related party with the parent company of Taihua, has a 4% interest in Alpha Steel. The Chief Executive Officer of Taihua is the General Manager of Alpha Steel. We have equal voting representation with Taihua and DAYV LLC, combined, on Alpha Steel's Board of Managers which will be responsible, through majority vote, for making certain "major decisions" involving Alpha Steel, as specified in the LLC Agreement, including, among other things, approval of an annual business plan.

As of December 31, 2024, we have made capital contributions to Alpha Steel to date totaling $2.7 million and we could be required under the LLC Agreement to make up to $0.8 million in future capital contributions if needed for expanded production. We recognized our share of Alpha Steel's net operating losses totaling $1.1 million and $0.7 million during the years ended December 31, 2024 and 2023, respectively.

In connection with the creation of Alpha Steel, we also entered into a three-year equipment supply agreement (the "Supply Agreement") with Alpha Steel, the terms of which will apply to our equipment purchase orders. Pursuant to the Supply Agreement, we have committed to placing a minimum level of purchase orders for torque tubes with Alpha Steel during the period from January 1, 2024 to June 30, 2025, with such volume commitments increasing in each of the next two annual periods. In the event we fail to meet our minimum required purchase commitments in any period, we would contractually be required to make a cash payment for the net profit attributable to any unfilled requirements, calculated as specified in the agreement, in an amount not to exceed $4.0 million in the aggregate. As of December 31, 2024, we had met approximately 19% of our required purchase commitments for the period ending June 30, 2025. The Supply Agreement may be terminated early in accordance with its provisions or may be extended beyond the initial term if mutually agreed to by the parties.

At December 31, 2024 and 2023, we were contingently liable for unpaid vendor obligations, including issued but unsatisfied purchase orders, of Alpha Steel totaling approximately $0.2 million and $3.4 million, respectively. We expect Alpha Steel will be able to satisfy these obligations with financial resources available to them in the normal course of operations.

Note 12. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	December 31, 2024	December 31, 2023
Accrued cost of revenue	$13,033	$26,773
Related party accrued cost of revenue	1,718	1,451
Accrued compensation	3,687	3,858
Other accrued expenses	1,696	2,766
Total accrued expenses	$20,134	$34,848

Warranty reserves	$9,482	$7,279
Current portion of operating lease liability	755	740
Non-federal tax obligations	76	119
Total other current liabilities	$10,313	$8,138

Information about our related party accrued cost of revenue at December 31, 2024 and 2023, may be found below in Note 18, "Related party transactions".

Other accrued expenses primarily include amounts due for (i) legal and other costs associated with outstanding legal matters and (ii) other professional services.

Activity by period in the Company's warranty accruals was as follows:

	Year ended December 31,
(in thousands)	2024	2023
Balance at beginning of period	$11,002	$12,426
Warranties issued and remediation added during the period	7,204	4,310
Settlements made during the period	(3,384)	(4,254)
Changes in liability for pre-existing warranties	(2,918)	(1,480)
Balance at end of period	$11,904	$11,002

Warranty accruals are reported in:
Other current liabilities	$9,482	$7,279
Other non-current liabilities	2,422	3,723
Balance at end of period	$11,904	$11,002

Note 13. Income taxes

The components of our loss before income taxes were as follows:

	Year ended December 31,
(in thousands)	2024	2023
United States loss	$(47,125)	$(48,530)
Foreign loss	(1,251)	(2,098)
Total loss before income taxes	$(48,376)	$(50,628)

The provisions for (benefits from) income taxes and the reasons for the differences between the provisions for and benefits from income taxes using the U.S. federal income tax rate were as follows:

	Year ended December 31,
(in thousands)	2024	2023
Current -
Federal	$—	$—
State	—	(350)
Foreign	355	95
	355	(255)
Deferred -
Federal	—	—
State	—	—
Foreign	(125)	(83)
	(125)	(83)
Provisions for (benefits from) income taxes	$230	$(338)

Federal income tax benefit at statutory rate	$(10,159)	$(10,632)
State taxes, net of federal	(1,778)	(739)
Research and experimentation tax credit	(116)	1,544
Change in valuation allowance	10,724	10,200
Stock compensation	1,480	1,218
Section 162m limitation on executive compensation	—	203
Deferred tax true ups	493	(1,500)
State payable true ups	—	(326)
Change in state tax rate	(1,508)	(266)
Change in fair value of warrant liability	908	—
Permanent differences and other	186	(40)
Provisions for (benefits from) income taxes	$230	$(338)

The components of deferred tax assets and liabilities were as follows:

(in thousands)	December 31, 2024	December 31, 2023
Deferred tax assets:
Fixed assets and intangibles	$115	$44
Leases	268	348
Accrued expenses	4,629	5,590
Net operating loss carryforward	74,596	64,055
Stock options	2,132	2,475
R&D credit carryforward	2,119	1,886
Other	3,257	2,048
Subtotal	87,116	76,446
Less: valuation allowance	(86,582)	(75,858)
Total deferred tax assets	534	588

Deferred tax liabilities:
Leases	(261)	(339)
Prepaid expenses	(52)	(166)
Total deferred tax liabilities	(313)	(505)
Net deferred tax assets	$221	$83

The net change in the total valuation allowance for the year ended December 31, 2024, was an increase of $10.7 million recorded through continuing operations. The net change in the total valuation allowance for the year ended December 31, 2023, was an increase of $10.2 million recorded through continuing operations. In assessing the realizability of deferred tax assets, we considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We considered the scheduled reversal of deferred tax liabilities, carryback potential, projected future taxable income and tax planning strategies in making this assessment. After consideration of these factors and based upon the level of historical taxable losses, we believe it is more likely than not that the Company will not realize the benefits of these deductible differences at December 31, 2024.

We have federal net operating loss carryforwards of approximately $321.1 million at December 31, 2024. These loss carryforwards have an indefinite carryforward period. We also have state net operating loss carryforwards of approximately $126.2 million which begin to expire in 2034.

We have federal R&D credit carryforwards of approximately $2.4 million at December 31, 2024, which begin to expire in 2038.

Utilization of our net operating loss carryforwards and other tax attributes to offset federal taxable income may be subject to annual limitation due to changes in ownership, pursuant to Internal Revenue Code Sections 382 and 383.

We are subject to U.S. federal income tax, as well as income tax in multiple state and foreign jurisdictions. The tax returns for years 2018 and beyond remain open for examination. As of December 31, 2024, we are not currently under audit by any taxing authority.

We account for uncertainty in taxes in accordance with authoritative guidance. Changes in our accruals for unrecognized tax benefits were as follows:

	Year ended December 31,
(in thousands)	2024	2023
Balance at beginning of period	$1,039	$1,421
Increase for tax positions related to the current period	—	—
Increase for tax provisions related to prior periods	—	—
Decrease for tax positions related to prior periods	—	(382)
Balance at end of period	$1,039	$1,039

The unrecognized tax benefits would not impact the effective tax rate if recognized due to the valuation allowance. We do not anticipate a significant increase or decrease over the next twelve months in the unrecognized tax benefits reported above. As of December 31, 2024, and 2023, we have not accrued any interest or penalties related to unrecognized tax benefits.

Note 14. Debt

(in thousands)	December 31, 2024	December 31, 2023
Senior notes	$15,146	$—
Less: discount and deferred loan costs	(5,680)	—
Long-term debt, net	$9,466	$—

On December 4, 2024, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor as the purchaser under the Purchase Agreement (the “Investor”). Pursuant to the Purchase Agreement, we sold, and the Investor purchased $15.0 million in principal amount of senior secured promissory notes (the “Senior Notes”) and warrants (the “Warrants”) (the “Offering”).

The Senior Notes bear interest to be paid in cash at the rate of 11% per annum; provided however, that the Company may, at its option, following notice to the Investor, instead increase the outstanding principal amount of the Senior Notes by the amount of such interest at the rate of 13% per annum ("paid-in-kind interest"). Interest is payable semi-annually on the final business day in June and on the final business day in December. We currently are utilizing the paid-in-kind interest option and have recognized additional paid-in-kind interest of $0.1 million as of December 31, 2024, which has been added to the principal amount of our Senior Notes.

To secure our obligations under the Purchase Agreement, the Company and its subsidiaries have granted a security interest over substantially all of their assets to the collateral agent for the benefit of the Investor, pursuant to a security and pledge agreement. At any time prior to December 4, 2026, the Company may redeem some or all of the Senior Notes at a “make-whole” redemption price equal to the sum of undiscounted interest payments that would have otherwise been payable through an additional 12 months following the redemption. At any time on or after December 4, 2026, the Company may redeem some or all of the Senior Notes at a “make-whole” redemption price equal to the sum of undiscounted interest payments that would have otherwise been payable through the earlier of (i) the maturity date of the Senior Notes and (ii) an additional three months following the redemption. The Senior Notes mature on December 4, 2029. Certain of the Company’s subsidiaries each guaranteed the Company’s obligations under the Senior Notes.

In addition to limitations on certain financial activities, including payment of dividends, and other customary covenants, during the period the Senior Notes are outstanding, we will be required to (i) maintain a minimum of $5.0 million of unrestricted cash on the last calendar day of each quarter, (ii) have annual revenue of $100 million for 2025 and $200 million for subsequent years and (iii) have annual EBITDA, as defined in the Purchase Agreement, of at least $25 million starting in 2026. A breach of these financial covenants, or the other covenants included in the Senior Notes, would constitute an event of default under the Senior Notes, resulting in the entire unpaid principal and accrued interest under the Senior Notes becoming due and payable, and enable the Investor to foreclose on our assets if we are not able to repay the outstanding obligations.

The Purchase Agreement also contains certain standard terms that could result in the Senior Notes becoming immediately due and payable before maturity, including an event of default with respect to the terms, covenants and financial covenants or a material adverse effect involving our business, properties, assets, liabilities, operations and financial condition, or otherwise, or our prospects that could adversely affect our ability to meet our obligations under the Purchase Agreement.

The Warrants, which were valued at $5.2 million upon issuance and are included as a long-term liability in our Consolidated Balance Sheet, are exercisable for 10 years and allow for the purchase of an aggregate of up to 1,750,000 (on a post-split basis) shares of our common stock at an exercise price of $0.10 per share. A member of our Board of Directors, Pablo Barahona, invested $500,000 in the Investor, which was used to finance the purchase price of the Offering. We determined liability classification for the Warrants was required based on terms that could require cash settlement upon the occurrence of a contingent change in control event.

The Company also incurred approximately $0.5 million of costs associated with the issuance of the debt, including lender fees, which are being amortized as additional interest expense over the life of the debt, and approximately $0.1 million of costs were incurred associated with the issuance of the Warrants, which were expensed as incurred. Total interest expense recognized during the years ended December 31, 2024 and 2023, was $0.7 million and $1.3 million, respectively. The effective interest rate for the Senior Notes, including amortization of the discount and deferred loan costs, is approximately 18%.

The Company is utilizing the proceeds of the Offering for balance sheet support, growth acceleration and general corporate purposes.

Our 2021 Senior Secured Revolving Credit Facility (the "Credit Facility"), with various lenders, including Barclays Bank PLC, as issuing lender, the swingline lender and as administrative agent, expired unused effective April 30, 2024. Interest expense recognized in 2023 and through April 30, 2024, primarily consisted of commitment and letter of credit fees, as well as amortization of costs relating to the initial establishment of the Credit Facility.

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

In March of 2023, United States Customs and Border Protection ("CBP") issued notices of tariff assessment that indicated an action taken at the Import Specialist (i.e., the port) level with respect to merchandise imported from Thailand under entry number 004-1058562-5 (the “625 Assessment”) and entry number 004-1063793-9 (the “Original 939 Assessment”, and collectively with the 625 Assessment, the “Original CBP Assessments”). The Original CBP Assessments related to certain torque beams that are used in our Voyager+ product that were imported in 2022. In the Original CBP Assessments, CBP asserted that Section 301 China tariffs, Section 232 steel and aluminum tariffs, and antidumping and countervailing duties applied to the merchandise. Based on correspondence received to date from CBP and our calculations based on applicable duty and tariff rates, the 625 Assessment is currently for approximately $2.84 million. In September of 2023, CBP informed us that the amount owed under the Original 939 Assessment was being revised downward to approximately $2.01 million (the "Revised 939 Assessment", and together with the 625 Assessment, the "Revised CBP Assessments"). In particular, CBP accepted our position that the Section 301 tariffs of

25% or 7.5% of the value of the merchandise, depending on tariff classification, as well as the antidumping and countervailing duties, previously assessed under the Original 939 Assessment are not applicable as they are only applicable to articles that originate in China and that, in this case, the finished goods are products of Thailand.

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

CBP has legally finalized both Revised CBP Assessments. We filed a formal protest for the 625 Assessment in September of 2023 and for the Revised 939 Assessment in March of 2024. Based on the above, and under the relevant accounting guidance related to loss contingencies, we have made no accrual for the amounts claimed by CBP as of December 31, 2024, as we do not consider these amounts to be a probable obligation, as such term is defined and interpreted under the relevant accounting guidance, for us at this time. However, because matters of this nature are subject to inherent uncertainties, and unfavorable rulings or developments, including future assessments of additional duties or tariffs owed in respect of other shipments or other materials beyond what is presently included in the Revised CBP Assessments, could occur despite our belief that the tariffs and duties asserted are incorrect, there can be no certainty that the Company may not ultimately incur charges that are not currently recorded as liabilities. Since the outcome of these matters cannot be predicted with certainty, the costs associated with them could have a material adverse effect on our consolidated results of operations, financial position, or liquidity.

Note 16. Stockholders' equity

Preferred stock

Our certificate of incorporation, as amended on April 28, 2021, June 8, 2021, and November 29, 2024 (the "Certificate of Incorporation"), authorizes the Company to issue up to 10 million shares of preferred stock with a par value of $0.0001 with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2024, there were no shares of preferred stock issued or outstanding.

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

Treasury stock

On July 21, 2020, the Company’s board of directors approved the acquisition of 989,667 shares (on a post-split basis) of common stock for an aggregate price of $0 from founders of the Company. The acquisition of these shares was recorded as treasury stock on the Company’s Consolidated Balance Sheet as of December 31, 2020, and the shares were added to the overall pool of stock available to be utilized for future option/stock award issuances to other employees of the organization.

On January 8, 2021, the Company’s board of directors approved the acquisition of 14,844 shares (on a post-split basis) of common stock for an aggregate price of $0 from founders of the Company. The acquisition of these shares was recorded as treasury stock on the Company’s Consolidated Balance Sheet as of December 31, 2021, and the shares were added to the overall pool of stock available to be utilized for future option/stock award issuances to other employees of the organization.

On April 5, 2021, the Company’s board of directors approved the acquisition of 71,746 shares (on a post-split basis) of common stock for an aggregate price of $0 from founders of the Company. The acquisition of these shares was recorded as treasury stock on the Company’s Consolidated Balance Sheet as of December 31, 2021, and the shares were added to the overall pool of stock available to be utilized for future option/stock award issuances to other employees of the organization.

Reverse stock split

On November 29, 2024, we effected a 1-for-10 reverse stock split of our outstanding common stock (the "Reverse Stock Split"). The Reverse Stock Split did not impact the par value of our common stock or the authorized number of shares of our common stock. We have made revisions to certain sections in these consolidated financial statements to reflect the retroactive comparative impact of the Reverse Stock Split on (i) the outstanding number of common and treasury shares prior to the Reverse Stock Split in our Consolidated Balance Sheet, (ii) activity in the number of common and treasury shares prior to the Reverse Stock Split in our Consolidated Statements of Changes in Stockholders' Equity, (iii) the net loss per share prior to the Reverse Stock Split in our Consolidated Statements of Comprehensive Loss, as well as in Note 19, "Net loss per share" below and (iv) in the number of outstanding stock-based compensation awards prior to the Reverse Stock Split in Note 17, "Stock-based compensation and other employee benefit plans" below, as well as other areas where noted.

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

Under the ATM program, we sold 1,542,189 shares (on a post-split basis) of newly issued common stock valued at $35.1 million (for proceeds, net of commissions and fees, of approximately $34.0 million), during the year ended December 31, 2023. We did not sell any shares of our common stock under the ATM program during the year ended December 31, 2024. As of December 31, 2024, approximately $64.9 million of capacity remained for future sales of our common stock under the ATM program. Such future sales are dependent on the price of our common stock at the time of sale. Our ability to use the ATM program may be constrained by the size of our non-affiliate market capitalization, our trading volume and other factors, and there can be no assurance regarding the price at which we will be able to sell such shares, and any sales of our common stock under the ATM program may be at prices that result in additional dilution to our existing stockholders.

Note 17. Stock compensation and other employee benefit plans

Stock compensation plans

On January 9, 2017, the Company’s board of directors adopted the 2017 Stock Incentive Plan (the “2017 Plan”). The Plan offered employees, directors and selected service providers the opportunity to acquire equity in the Company through grants of options, restricted stock awards, stock appreciation rights, restricted stock units (“RSUs”), and other stock awards, at exercise prices, if applicable, not less than the fair market value of the Company's common stock on the date of grant.

Our 2021 Stock Incentive Plan (the "2021 Plan"), which was adopted by our Board of Directors and approved by our stockholders on April 16, 2021, and became effective on April 27, 2021, provides for the grant of awards similar to the 2017 Plan, as well as stock bonuses and cash awards. The number of shares initially reserved for issuance under the 2021 Plan was 1,264,524 (on a post-split basis), which will automatically increase on January 1 of each calendar year prior to the tenth anniversary of the Plan's effective date in an amount equal to the lesser of (i) 4% of the total number of shares of common stock outstanding on the day prior (December 31st), and (ii) a number of shares of common stock determined by the compensation committee of the Company's board of directors. Through December 31, 2024, an additional 1,292,392 shares (on a post-split basis) became available for issuance pursuant to the automatic increase provisions of the 2021 Plan, resulting in a total number of shares authorized for issuance under the 2021 Plan of 2,556,916 (on a post-split basis).

On August 16, 2024, we filed a registration statement on Form S-8 to register an additional 650,000 shares (on a post-split basis) of common stock for issuance upon the vesting and settlement of time-based RSUs, in accordance with the terms of the Restricted Stock Unit Inducement Award Agreement, by and between the Company and Yann Brandt and the vesting and settlement of performance-based RSUs, in accordance with the terms of the Share Target Restricted Stock Unit Inducement Award Agreement by and between the Company and Yann Brandt (collectively, the "Employment Inducement Awards"). The Employment Inducement Awards were granted effective August 19, 2024, in connection with Mr. Brandt's commencement of employment as our President and Chief Executive Officer.

On July 1, 2022, we filed a registration statement on Form S-8 to register 500,000 (on a post-split basis) shares of common stock for issuance upon the settlement of RSUs and the exercise of stock options previously granted under the 2017 Plan that remain outstanding. No new awards have been or will be granted under the 2017 Plan following the effectiveness of our 2021 Plan on April 27, 2021.

Concurrent with the adoption of the 2021 Plan, we also adopted the 2021 Employee Stock Purchase Plan (the "2021 ESPP Plan") in order to provide employees of the Company and its designated subsidiaries with an opportunity to purchase the Company's common stock through accumulated payroll deductions at 85% of the stock's fair market value. As of December 31, 2024, this plan has not yet been implemented internally within the Company, and no purchases of common stock have been made pursuant to the 2021 ESPP Plan.

Stock options generally vest between two and four years from the date of grant, and, for those remaining outstanding as of December 31, 2024, have only service-based vesting conditions.

RSU grants may contain either (i) service-based vesting conditions or (ii) a combination of market or performance and service-based vesting conditions, which must be met in order to vest. Awards with service-based vesting conditions generally vest over a period of three to four years from the date of grant. Awards with market or performance-based vesting conditions will generally vest upon achievement of the related targets, providing the employee continues to be employed at the date of vesting. Performance conditions in certain of our outstanding awards are based on the recipient achieving specified sales metrics whereas, market conditions in certain outstanding awards are based on the closing price of our common stock achieving specified levels for a period of time.

Generally, new shares of authorized common stock are issued to satisfy vesting or exercise of awards under both the 2017 and 2021 Stock Incentive Plans, although treasury shares are also available for issuance at our discretion.

Stock compensation expense for each period was as follows:

	Year ended December 31,
(in thousands)	2024	2023
Cost of revenue	$902	$1,596
Research and development	344	541
Selling and marketing	345	718
General and administrative	3,821	5,440
Total stock compensation expense	$5,412	$8,295

Information relating to our outstanding option awards was as follows:

Options	Shares(*)	Weighted-average exercise price(*)	Weighted-average remaining contractual term (in years)	Intrinsic value (in thousands)
Outstanding as of December 31, 2023	241,553	$18.20
Granted	1,200	$4.90
Exercised	(12,629)	$0.69
Forfeited	(512)	$4.90
Expired	(9,959)	$4.75
Outstanding as of December 31, 2024	219,653	$19.73	6.30	$240

Vested at December 31, 2024 or expected to vest in the future	219,653	$19.73	6.30	$240
Exercisable at December 31, 2024	196,465	$21.27	5.99	$239
Unvested and expected to vest in the future	23,188	$6.65	8.94	$-

At December 31, 2024:
Stock-based compensation cost not yet recognized (in thousands)				$108
Weighted-average remaining expense recognition period (in years)				0.54

___________

* -	Shares and weighted-average exercise prices have been revised to reflect the Reverse Stock Split, effective November 29, 2024.

Assumptions used to value option awards were as follows:

	Year ended December 31,
	2024	2023
Black-Scholes-Merton pricing formula weighted-average assumptions:
Expected life (in years)	1.00	5.50
Risk-free interest rate	4.94%	4.16%
Volatility	97.51%	97.51%
Dividend yield	0.00%	0.00%

Valuations(*):
Grant-date fair value per option(*)	$1.90	$5.20
Intrinsic value of options exercised (in thousands)	$39	$1,324
Average intrinsic value per share of options exercised	$3.10	$18.40

___________

* -	Grant-date fair values per option have been revised to reflect the Reverse Stock Split, effective November 29, 2024.

Information relating to our outstanding restricted stock unit awards was as follows:

	Shares(*)	Weighted-average grant date fair value(*)
Restricted stock units:
Nonvested as of December 31, 2023	1,189,114	$18.70
Granted	1,057,466	$2.62
Vested	(379,833)	$23.04
Forfeited	(300,307)	$13.35
Nonvested as of December 31, 2024	1,566,440	$5.97

Restricted stock unit vesting conditions:
Service-based vesting	700,786	$11.47
Performance conditions and service-based vesting	150,000	$5.63
Market conditions and service-based vesting	715,654	$0.67
Nonvested as of December 31, 2024	1,566,440	$5.97

At December 31, 2024:
Stock-based compensation cost not yet recognized (in thousands)		$7,224
Weighted-average remaining expense recognition period (in years)		1.41

___________

* -	Shares and weighted-average grant date fair values have been revised to reflect the Reverse Stock Split, effective November 29, 2024.

The weighted average grant date fair value of RSUs granted during the year ended December 31, 2023 was $15.40 per RSU (on a post-split basis). The total fair value of RSUs vested was approximately $8.8 million and $15.1 million during the years ended December 31, 2024 and 2023, respectively.

Other employee benefit plans

We sponsor a 401(k) savings plan for our U.S. employees, whereby the employees can elect to make pre- or post-tax contributions, subject to certain limitations. We make matching contributions equal to 100% of the first 3% and 50% of the next 2% of an employee's contribution. Employee and company contributions are both immediately vested. Company matching contributions were approximately $0.5 million and $0.6 million for the years ending December 31, 2024 and 2023, respectively.

Employees are also eligible to participate in various employee welfare benefit plans, including medical, dental, prescription and life insurance, in which the Company pays a portion of the cost. All such plans are unfunded.

Note 18. Related party transactions

Transactions with Ayna.AI LLC

In February 2022, we engaged Ayna.AI LLC (as successor in interest to Fernweh Engaged Operator Company LLC) (“Ayna”) to support us with improvements to our processes and performance in various areas including design, sourcing, logistics, pricing, software and standard configuration. The consideration for this engagement was a combination of cash and stock options, including options that vested over time, as well as options with vesting tied to certain performance metrics. The foregoing engagement constituted a related party transaction as South Lake One LLC, an entity affiliated with Isidoro Quiroga Cortés, a member of our board of directors at that time and now a former member of our board of directors, and a holder of more than 5% of our outstanding capital stock, was an investor in Ayna. In addition, Discrimen LLC was an investor in Ayna, and Isidoro Quiroga Cortés was affiliated with that entity. Isidoro Quiroga Cortés was also on the board of directors of Ayna.

On September 13, 2023, we executed a termination of the master services agreement and statement of work (collectively, the "Service Agreement") with Ayna and Fernweh Group LLC, the parent company of Fernweh Engaged Operator Company LLC, which resulted in a forfeiture of 2,000,000 unvested stock options that were part of the initial consideration for the engagement. Due to the accelerated timing of the payments required for the cash portion of the initial consideration and the expected service period over which the engagement was estimated to last, we had unamortized prepaid balances remaining at the termination date totaling approximately $3.2 million. These prepaid balances were fully amortized during the year ended December 31, 2023 as a charge to general and administrative expense. In addition, approximately $1.1 million of stock-based compensation expense previously recognized on the unvested stock options was reversed upon termination of the Service Agreement in connection with their forfeiture. An additional 100,00 options (on a post-split basis) to purchase shares of common stock at an exercise price of $38.60 per share (on a post-split basis) were fully vested and exercisable as of the termination date.

For the year ended December 31, 2023, we incurred $3.5 million of general and administrative expense associated with our engagement of Ayna. Cash payments during the year ended December 31, 2023, totaled $2.5 million.

Acquisitions of common stock and issuance of RSUs

Effective July 5, 2023, we acquired 31,250 shares (on a post-split basis) of our outstanding common stock held by ARC Family Trust, a related party and greater than 10% shareholder, for no monetary consideration. The acquired shares were then retired. The ARC Family Trust was established by Mr. Ahmad Chatila, a member of our Board of Directors, for the benefit of certain members of his family. Mr. Shaker Sadasivam, the Chairman of our Board of Directors, is the trustee of the ARC Family Trust.

Concurrent with the transaction described above and with the approval of our Board of Directors, we issued 25,000 RSUs (on a post-split basis) to Mr. Tony Alvarez, who was appointed as our Board Observer, effective July 5, 2023, and 6,250 RSUs (on a post-split basis) to Mr. William Aldeen "Dean" Priddy, Jr., a member of our Board of Directors and Chairman of the Audit Committee of the Board. These RSU grants vested upon the one-year anniversary of the date of grant.

Information relating to acquisitions of shares from founders of the Company during 2020 and 2021 at no cost for inclusion in treasury stock may be found in Note 16 "Stockholders' equity" above.

Related party receivables, deposits and payables

We had related party receivables at December 31, 2024 and 2023, totaling $3.1 million and $0.9 million, respectively, for future material cost discounts contractually owed to us by Alpha Steel in connection with the expected receipt of manufacturing cost reductions due to incentives available to Alpha Steel under the IRA as costs are incurred by Alpha Steel to purchase raw materials and manufacture torque tubes and other products that will be used to fulfill purchase orders we issue to Alpha Steel.

We also had related party liabilities to Alpha Steel at December 31, 2024 and 2023, totaling $1.7 million and $1.5 million, respectively, for the accrued cost of revenue recognized on certain of our customer projects associated with the cost of products that are being manufactured for us by Alpha Steel. Amounts included in our accounts payable balance at December 31, 2024 relating to Alpha Steel totaled $0.5 million (none at December 31, 2023).

During the year ended December 31, 2024, we made total deposits of $2.8 million to Alpha Steel, of which $2.0 million remains in our balance of vendor deposits as of December 31, 2024, as shown in Note 7 "Prepaids and other current assets" above.

Other

As described in Note 14, "Debt", above, a member of our Board of Directors, Pablo Barahona, invested $500,000 in the entity that purchased $15.0 million principal amount of our Senior Notes.

Note 19. Net loss per share

	Year ended December 31,
	2024	2023
Net loss (in thousands)	$(48,606)	$(50,290)
Weighted average shares outstanding for calculating basic and diluted loss per share(*)	12,675,923	11,554,615
Basic and diluted loss per share(*)	$(3.83)	$(4.35)

___________

* -	Weighted average shares outstanding and basic diluted loss per share have been revised to reflect the Reverse Stock Split, effective November 29, 2024.

For purposes of computing diluted loss per share, weighted average common shares outstanding do not include potentially dilutive securities, including warrants deemed to be participating securities, which are anti-dilutive, as shown below.

	For the year ended December 31,
	2024	2023
Anti-dilutive securities excluded from calculating dilutive loss per share(*):
Shares of common stock issuable under stock option plans outstanding	219,653	241,553
Shares of common stock issuable upon vesting of RSUs	1,566,440	1,189,114
Shares of common stock issuable upon exercise of outstanding warrants	1,750,000	—
Potential common shares excluded from diluted net loss per share calculation	3,536,093	1,430,667

___________

* -	The number of anti-dilutive securities excluded from calculating dilutive loss per share have been revised to reflect the Reverse Stock Split, effective November 29, 2024.

As described further in Note 14, "Debt" above, the Warrants are deemed to be participating securities as the holders of the Warrants could, in the event of a contingent dividend or distribution of cash, stock or other assets of the Company to common stockholders by way of return of capital or otherwise, be entitled to participate in such distribution to the same extent as a holder of common stock. Absent such an event, holders of the Warrants are not entitled to vote or receive dividends or be deemed to have the rights of a stockholder of the Company. Accordingly, the losses of the Company reflected above are attributed entirely to common stockholders.

Note 20. Fair value measurements

Our financial instruments consist of cash, cash equivalents, accounts receivable, accounts payable, warrants and debt obligations. Cash, cash equivalents, accounts receivable and accounts payable are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date.

Certain of our cash equivalents include deposits in money market funds that invest primarily in short-term securities issued or guaranteed by the U.S. government or its agencies or instrumentalities and contain no restrictions on immediate redemption. The carrying value for money market fund deposits approximates fair value based on quoted prices in active markets for units held (Level 1 classification) and totaled $0.5 million at December 31, 2024 and $13.9 million at December 31, 2023.

At December 31, 2024, we estimated the fair value of our warrants to be approximately $9.5 million utilizing a Black-Scholes model (Level 2 measurement).

We estimate the carrying value of our debt, as shown in our Consolidated Balance Sheet, approximates fair value at December 31, 2024 due to its recent issuance.

We did not hold any other financial instruments measured at fair value on a recurring basis as categorized within the fair value hierarchy at December 31, 2024 and 2023.

Note 21. Sale of investment in unconsolidated subsidiary

On June 24, 2021, we disposed of our 23% equity interest in Dimension.

The sales agreement with Dimension included an earnout provision which provided for the potential to receive additional contingent consideration earned through December 2024, based on Dimension achieving certain performance milestones. The sales agreement also included additional contingent consideration in the form of a projects escrow release based on Dimension’s completion of certain construction projects in progress at the time of the sale.

During the years ended December 31, 2024 and 2023, we received $8.8 million and $1.3 million, respectively, from earnout payments and project escrow releases. We also received a final earnout payment during the first quarter of 2025 attributable to performance by Dimension as of December 31, 2024. In accordance with our accounting policy, the amount received in the first quarter of 2025 was recognized at that time upon realization.

Note 22. Segment information and certain concentrations

Segment-related disclosures

We currently operate in one business segment, the manufacturing and servicing of solar tracker systems. We consider our segment results to be the same as our consolidated results and our segment accounting policies to be the same as those described in Note 2, "Summary of significant accounting policies".

We report our revenue based on the products and services we provide. Product revenue is derived from the sale of solar tracker systems and customized components for those systems, individual part sales for certain specific transactions and the sale of term-based software licenses. Service revenue includes revenue from shipping and handling services, engineering consulting and pile testing services, our subscription-based enterprise licensing model and maintenance and support services in connection with the term-based software licenses.

Our President and Chief Executive Officer is considered our chief operating decision maker ("CODM"). Our CODM uses consolidated net income (loss) to allocate resources, monitor budget versus actual results, evaluate our return on assets and manage our overall cost structure, as well as to assess our performance against our competitors.

Based on certain significant period cost information regularly provided to our CODM, following is a reconciliation including such costs to our consolidated net loss:

	Year ended December 31,
($ in thousands)	2024	2023
Revenue:
Product	$37,520	$101,872
Service	9,835	25,130
Total revenue	47,355	127,002
Cost of revenue
Product	48,185	93,314
Service	11,764	25,381
Total cost of revenue	59,949	118,695
Gross profit (loss)	(12,594)	8,307
Less: significant segment period costs:
Stock-based compensation expense	(4,510)	(6,699)
Personnel costs (excluding stock-based compensation)	(17,663)	(22,406)
Credit loss provisions	(2,072)	(7,373)
Other segment expenses(1)	(15,991)	(22,606)
Interest income	346	1,032
Interest expense	(665)	(1,285)
Gain from disposal of investment in unconsolidated subsidiary	8,807	1,319
Gain on sale of Atlas	906	—
Loss from change in fair value of warrant liability	(4,322)	—
Other income (expense), net	468	(257)
Loss from unconsolidated subsidiary	(1,086)	(660)
(Provision for) benefit from income taxes	(230)	338
Net loss	$(48,606)	$(50,290)
Supplemental information:
Indirect personnel costs (excluding stock-based compensation) in cost of revenue	$11,362	$11,311
Total depreciation and amortization expense	$1,671	$1,375
Capital expenditures	$1,645	$816
Total assets at period end	$89,928	$123,070

___________

(1) -

Other segment expenses include research and development material and lab expenditures, professional services, marketing, employee travel, facility, insurance, depreciation and amortization and certain other period costs.

Geographic concentrations

Third-party revenue was recognized by our subsidiaries established in the following locations:

	Year ended December 31,
(in thousands)	2024	2023
United States	$42,253	$119,982
Australia	4,369	7,000
All other	733	20
Total third-party revenue	$47,355	$127,002

Our long-lived assets, consisting of ROU assets and property and equipment, were in the following locations:

	As of December 31,
(in thousands)	2024	2023
United States	$3,047	$3,187
Australia	48	7
India	261	441
All other	10	7
Total long-lived assets	$3,366	$3,642

Cash and cash equivalents concentration

At December 31, 2024, approximately 89% of our cash and cash equivalents were in financial institutions located in the United States. Certain of our cash equivalents include deposits in money market funds that invest primarily in short-term securities issued or guaranteed by the U.S. government or its agencies or instrumentalities and contain no restrictions on immediate redemption. These deposits totaled $0.5 million at December 31, 2024 and $13.9 million at December 31, 2023.

Customer concentration

During the year ended December 31, 2024, four customers accounted for approximately 39%, 11%, 11% and 11%, respectively, of total revenue. During the year ended December 31, 2023, four customers accounted for approximately 23%, 19%, 17% and 13%, respectively, of total revenue.

Note 23. Subsequent events

On March 4, 2025, we executed a term sheet (the "Term Sheet") with the Investor in our Offering, described further in Note 14, "Debt" above, in which the Investor agreed to purchase up to an additional $10.0 million in principal amount of senior secured promissory notes (the "Notes") and warrants ("Additional Warrants") to purchase up to 1,166,667 shares of our common stock, par value $0.0001 per share.

The Term Sheet provides that the Notes will bear interest at the rate of 11% per annum, payable semi-annually in cash (or 13% per annum, payable semi-annually in kind at our option). The Notes will mature on the fifth anniversary of the issuance date. Our obligations under the Notes will be secured by a lien on all present and future assets of the Company and its subsidiaries. In addition, the Term Sheet provides that the Additional Warrants will have a tenor of ten years and will be exercisable for shares of our common stock at an exercise price of $0.10 per share.

The Term Sheet is binding by its terms but is subject to certain conditions to closing, including the negotiation and execution of definitive agreements, including the Notes, the Additional Warrants, a securities purchase agreement, registration rights agreement, guaranty and security agreement.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, including our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2024, solely because of the material weakness described below.

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

Identification of material weakness

We identified a control failure that occurred in regard to a specific fact pattern involving the accounting for contract change orders with a specific customer that resulted in an overstatement in our calculation of revenue being recognized over time on certain affected projects. The error occurred during the fourth quarter 2024 close process and has been corrected and reflected properly in our 2024 consolidated financial statements. Based on our assessment of other projects with a similar fact pattern, we believe the error was limited to the identified projects and was not pervasive in our process of revenue recognition involving other customers and projects, and has no impact on any previously reported financial results.

Due to the significance of our accounting for revenue, we have deemed this to be a material weakness in our controls involving recognition of revenue over time. As a result, we have begun efforts to enhance our internal accounting processes and management review controls in an effort to be more effective in preventing and detecting such errors on a more timely basis in the future.

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

Management has performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 based upon criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that our internal control over financial reporting was not effective as of December 31, 2024, solely because of the material weakness described above.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report based on our filer status.

Changes in internal control over financial reporting

There were no changes during the quarter ended December 31, 2024 in our internal control over financial reporting, other than the control failure identified above, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

We have adopted an Insider Trading Policy that applies to all directors, officers and employees, a copy of which is included as Exhibit 19.1 to this Annual Report.

During the three months ended December 31, 2024, no executive officers or directors adopted, terminated or amended existing 10b5-1 Plans and no executive officers or directors adopted, terminated or amended a "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We have adopted a Code of Business Conduct and Ethics and an Insider Trading Policy applicable to all of our directors, officers and employees, copies of which are included as Exhibit 14.1 and Exhibit 19.1, respectively, to this Annual Report. In addition, both our Code of Business Conduct and Ethics and our Insider Trading Policy are available on our website at www.ftcsolar.com and paper copies may also be obtained at no cost upon request to our Chief Financial Officer at 9020 North Capital of Texas Hwy., Building 1, Suite 260, Austin, TX 78759 or by calling (737) 787-7906.

Other information required by Item 10 will be set forth under the captions "Information About FTC Solar, Inc.", "Information About Our Directors", "Board Committees" and "Stockholder Proposals" in the 2025 Proxy Statement for the Annual Meeting of Stockholders and is incorporated herein by reference. Except as otherwise specifically incorporated by reference, our 2025 Proxy Statement is not deemed filed as part of this Annual Report.

Item 11. Executive Compensation.

Information required by Item 11 will be set forth under the captions "Information about FTC Solar, Inc. Management" and "Compensation Committee Interlocks and Insider Participation" in the 2025 Proxy Statement for the Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by Item 12 will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2025 Proxy Statement for the Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by Item 13 will be set forth under the captions "Certain Relationships and Related Person Transactions" and "Information About Our Directors" in the 2025 Proxy Statement for the Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Information required by Item 14 will be set forth under the caption "Principal Accountant Fees" in the 2025 Proxy Statement for the Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)
The following documents are filed as part of this Annual Report or incorporated by reference
(1)
The Consolidated Financial Statements of FTC Solar, Inc. as listed on the Index to Financial Statements in Part II, Item 8.
(2)
All financial statement schedules are omitted as they are not applicable, or not required, or the required information is included in the consolidated financial statements or notes thereto.
(3)
Those exhibits required by Item 601 of Regulation S-K are included in the Exhibit Index below.

Exhibit Index

Exhibit Number		Description
3.1

Amended and Restated Certificate of Incorporation of FTC Solar, Inc. (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2021 and incorporated herein by reference)

3.2

Certificate of Correction of Amended and Restated Certificate of Incorporation (filed as Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 8, 2021 and incorporated herein by reference)

3.3

Certificate of Amendment to the Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2024 and incorporated herein by reference)

3.4

Amended and Restated Bylaws of FTC Solar, Inc. (filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2021 and incorporated herein by reference)

4.1

Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities Exchange Commission on April 19, 2021 and incorporated herein by reference)

4.2

Description of Registrant’s Securities (filed as Exhibit 4.2 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2022 and incorporated herein by reference)

4.3		Form of Warrant (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with Securities and Exchange Commission on December 4, 2024 and incorporated herein by reference)
4.4		Form of Senior Note (filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with Securities and Exchange Commission on December 4, 2024 and incorporated herein by reference)
10.1

Registration Rights Agreement, dated April 29, 2021, by and among FTC Solar, Inc. and certain holders of its capital stock (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2021 and incorporated herein by reference)

10.2

Amendment No. 1 to Registration Rights Agreement, dated February 17, 2022, by and among FTC Solar, Inc. and certain holders of its capital stock (filed as Exhibit 10.2 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2022 and incorporated herein by reference)

10.3

Securities Purchase Agreement dated December 4, 2024, by and between FTC Solar, Inc. and the purchaser thereto (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with Securities and Exchange Commission on December 4, 2024 and incorporated herein by reference)

10.4

Security and Pledge Agreement dated December 4, 2024, by and between FTC Solar, Inc. and the purchaser thereto (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with Securities and Exchange Commission on December 4, 2024 and incorporated herein by reference)

10.5

Registration Rights Agreement dated December 4, 2024, by and between FTC Solar, Inc. and the purchaser thereto (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with Securities and Exchange Commission on December 4, 2024 and incorporated herein by reference)

10.6

Guaranty dated December 4, 2024, made by each of the guarantors party thereto (filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with Securities and Exchange Commission on December 4, 2024 and incorporated herein by reference)

10.7	**

Independent Director Letter, dated August 16, 2024, between the Registrant and the director named therein (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with Securities and Exchange Commission on August 16, 2024 and incorporated herein by reference)

10.8	**

FTC Solar, Inc. 2021 Stock Incentive Plan and form of agreement (filed as Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q with the Securities and Exchange Commission on August 11, 2021 and incorporated herein by reference)

10.9	**

FTC Solar, Inc. 2021 Employee Stock Purchase Plan (filed as Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q with the Securities and Exchange Commission on August 11, 2021 and incorporated herein by reference)

10.10		Form of Indemnification Agreement (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 19, 2021)
10.11	**

Employment Agreement, dated July 17, 2024, between FTC Solar, Inc. and Yann Brandt (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with Securities and Exchange Commission on July 23, 2024 and incorporated herein by reference)

10.12	**	Employment Agreement, dated April 30, 2021, between FTC Solar, Inc. and Cathy Behnen
10.13	**	Amendment dated August 17, 2022 to Employment Agreement between FTC Solar, Inc. and Cathy Behnen
10.14	**	Amendment dated May 11, 2023 to Employment Agreement between FTC Solar, Inc. and Cathy Behnen
10.15	**

Employment Agreement by and between FTC Solar, Inc. and Sasan Aminpour (filed as Exhibit 10.14 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2024 and incorporated herein by reference)

10.16	**

Employment Agreement by and between FTC Solar, Inc. and Patrick M. Cook (filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2021 and incorporated herein by reference).

10.17	**

Amendment, dated July 1, 2022, to Employment Agreement, dated as of April 26, 2021, between FTC Solar, Inc. and Patrick Cook (filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q with the Securities and Exchange Commission on August 9, 2023 and incorporated herein by reference)

Exhibit Number		Description
10.18	**

Amendment, dated August 17, 2022, to Employment Agreement, dated as of April 26, 2021, between FTC Solar, Inc. and Patrick Cook (filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q with the Securities and Exchange Commission on August 9, 2023 and incorporated herein by reference)

10.19	**

Amendment, dated May 11, 2023, to Employment Agreement, dated as of April 26, 2021, between FTC Solar, Inc. and Patrick Cook (filed as Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q with the Securities and Exchange Commission on August 9, 2023 and incorporated herein by reference)

10.20	**

Form of Restricted Stock Unit Inducement Agreement between the Registrant and Yann Brandt (filed as Exhibit 99.1 to the Registrant's Current Report on Form S-8 filed with the Securities and Exchange Commission on August 16, 2024 and incorporated herein by reference).

10.21	**

Form of Share Target Restricted Stock Unit Inducement Agreement between the Registrant and Yann Brandt (filed as Exhibit 99.2 to the Registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 16, 2024 and incorporated herein by reference).

14.1

Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2024 and incorporated herein by reference)

19.1		Insider Trading Policy (filed as Exhibit 19.1 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2024 and incorporated herein by reference)
21.1	*	List of Subsidiaries of FTC Solar, Inc.
23.1	*	Consent of BDO USA, P.C.
24.1	*	Power of Attorney (included in signature page)
31.1	*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1

FTC Solar, Inc. Clawback Policy (filed as Exhibit 97.1 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2024 and incorporated herein by reference)

101.INS		Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH		Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104		Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FTC Solar, Inc.

Date: March 31, 2025	By:	/s/ Cathy Behnen
Cathy Behnen
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Yann Brandt and Cathy Behnen, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that each said attorney-in-fact and agent, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Yann Brandt	President and Chief Executive Officer, Director (Principal Executive Officer)	March 31, 2025
Yann Brandt

/s/ Cathy Behnen	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 31, 2025
Cathy Behnen

/s/ Shaker Sadasivam	Chairman of the Board	March 31, 2025
Shaker Sadasivam

/s/ Pablo Barahona	Director	March 31, 2025
Pablo Barahona

/s/ Ahmad Chatila	Director	March 31, 2025
Ahmad Chatila

/s/ Lisan Hung	Director	March 31, 2025
Lisan Hung

/s/ William Aldeen Priddy, Jr.	Director	March 31, 2025
William Aldeen Priddy, Jr.

/s/ David Springer	Director	March 31, 2025
David Springer