Form 10-Q
period 2025-03-31
FTC Solar, Inc.
filed 2025-05-01
CIK 1828161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company		☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of April 18, 2025, 13,071,549 shares of the registrant's common stock were outstanding.

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

The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We believe that these factors include, but are not limited to, the factors set forth under Part II, Item 1A. "Risk Factors" of this Quarterly Report, and more comprehensively in Part I, Item 1A "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2024 ("2024 Annual Report"). Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements.

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

ITEM 1. FINANCIAL STATEMENTS

FTC Solar, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except shares and per share data)	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$5,909	$11,247
Accounts receivable, net of allowance for credit losses of $1,625 and $1,717 at March 31, 2025 and December 31, 2024, respectively	44,238	39,709
Inventories	6,828	10,144
Prepaid and other current assets	14,123	15,028
Total current assets	71,098	76,128
Operating lease right-of-use assets	959	1,149
Property and equipment, net	1,951	2,217
Goodwill	7,173	7,139
Equity method investment	842	954
Other assets	2,038	2,341
Total assets	$84,061	$89,928
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$14,636	$12,995
Accrued expenses	23,245	20,134
Income taxes payable	407	325
Deferred revenue	2,237	5,306
Other current liabilities	10,373	10,313
Total current liabilities	50,898	49,073
Long-term debt	10,169	9,466
Operating lease liability, net of current portion	344	411
Warrant liability	4,916	9,520
Other non-current liabilities	2,206	2,422
Total liabilities	68,533	70,892
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock par value of $0.0001 per share, 10,000,000 shares authorized; none issued as of March 31, 2025 and December 31, 2024	—	—
Common stock par value of $0.0001 per share, 850,000,000 shares authorized; 13,068,309 and 12,853,823 shares issued and outstanding as of March 31, 2025 and December 31, 2024	1	1
Treasury stock, at cost; 1,076,257 shares as of March 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	367,601	367,318
Accumulated other comprehensive loss	(514)	(542)
Accumulated deficit	(351,560)	(347,741)
Total stockholders’ equity	15,528	19,036
Total liabilities and stockholders’ equity	$84,061	$89,928

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three months ended March 31,
(in thousands, except shares and per share data)	2025	2024
Revenue:
Product	$18,202	$10,905
Service	2,601	1,682
Total revenue	20,803	12,587
Cost of revenue:
Product	20,111	12,367
Service	4,139	2,328
Total cost of revenue	24,250	14,695
Gross loss	(3,447)	(2,108)
Operating expenses
Research and development	924	1,439
Selling and marketing	1,136	2,388
General and administrative	5,053	6,567
Total operating expenses	7,113	10,394
Loss from operations	(10,560)	(12,502)
Interest expense	(711)	(317)
Interest income	6	181
Gain from disposal of investment in unconsolidated subsidiary	3,204	4,085
Gain from change in fair value of warrant liability	4,604	—
Other income, net	4	36
Loss from unconsolidated subsidiary	(112)	(265)
Loss before income taxes	(3,565)	(8,782)
(Provision for) benefit from income taxes	(254)	11
Net loss	(3,819)	(8,771)
Other comprehensive income (loss):
Foreign currency translation adjustments	28	(181)
Comprehensive loss	$(3,791)	$(8,952)
Net loss per share:
Basic(*)	$(0.30)	$(0.70)
Diluted(*)	$(0.58)	$(0.70)
Weighted-average common shares outstanding:
Basic(*)	12,888,695	12,556,938
Diluted(*)	14,588,972	12,556,938

* -	Prior year per-share amounts and number of shares, as applicable, have been revised to reflect the Reverse Stock Split effective November 29, 2024.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

For the three months ended March 31, 2025:

	Preferred stock		Common stock		Treasury stock
(in thousands, except shares)	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-In capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
Balance as of December 31, 2024	—	$—	12,853,823	$1	1,076,257	$—	$367,318	$(542)	$(347,741)	$19,036
Shares issued during the period for vested restricted stock awards	—	—	209,486	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	5,000	—	—	—	3	—	—	3
Stock-based compensation	—	—	—	—	—	—	280	—	—	280
Net loss	—	—	—	—	—	—	—	—	(3,819)	(3,819)
Other comprehensive gain	—	—	—	—	—	—	—	28	—	28
Balance as of March 31, 2025	—	$—	13,068,309	$1	1,076,257	$—	$367,601	$(514)	$(351,560)	$15,528

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Continued)

(unaudited)

For the three months ended March 31, 2024:

	Preferred stock		Common stock		Treasury stock
(in thousands, except shares)	Shares	Amount	Shares(*)	Amount(*)	Shares(*)	Amount	Additional paid-In capital(*)	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
Balance as of December 31, 2023	—	$—	12,544,533	$1	1,076,257	$—	$361,898	$(293)	$(299,135)	$62,471
Shares issued during the period for vested restricted stock awards	—	—	50,693	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,639	—	—	1,639
Net loss	—	—	—	—	—	—	—	—	(8,771)	(8,771)
Other comprehensive loss	—	—	—	—	—	—	—	(181)	—	(181)
Balance as of March 31, 2024	—	$—	12,595,226	$1	1,076,257	$—	$363,537	$(474)	$(307,906)	$55,158

* -	Prior year shares and amounts, as applicable, have been revised to reflect the Reverse Stock Split effective November 29, 2024.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended March 31,
(in thousands)	2025	2024
Cash flows from operating activities
Net loss	$(3,819)	$(8,771)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	280	1,639
Depreciation and amortization	302	404
Gain from change in fair value of warrant liability	(4,604)	—
Gain from sale of property and equipment	(3)	—
Amortization of debt discount and issue costs	210	177
Paid-in-kind non-cash interest	492	—
Provision for obsolete and slow-moving inventory	—	177
Loss from unconsolidated subsidiary	112	265
Gain from disposal of investment in unconsolidated subsidiary	(3,204)	(4,085)
Warranties issued and remediation added	1,045	838
Warranty recoverable from manufacturer	80	98
Credit loss (credits) provisions	(92)	670
Deferred income taxes	426	225
Lease expense and other	327	309
Impact on cash from changes in operating assets and liabilities:
Accounts receivable	(4,437)	(1,770)
Inventories	3,316	(116)
Prepaid and other current assets	918	45
Other assets	(216)	(226)
Accounts payable	1,688	3,989
Accruals and other current liabilities	2,539	(6,200)
Deferred revenue	(3,069)	1,285
Other non-current liabilities	(415)	(523)
Lease payments and other, net	(359)	(287)
Net cash used in operations	(8,483)	(11,857)
Cash flows from investing activities:
Purchases of property and equipment	(83)	(432)
Proceeds from sale of property and equipment	3	—
Equity method investment in Alpha Steel	—	(1,035)
Proceeds from disposal of investment in unconsolidated subsidiary	3,204	4,085
Net cash provided by investing activities	3,124	2,618
Cash flows from financing activities:
Proceeds from stock option exercises	3	—
Net cash provided by financing activities	3	—
Effect of exchange rate changes on cash, cash equivalents and restricted cash	18	(59)
Decrease in cash, cash equivalents and restricted cash	(5,338)	(9,298)
Cash and cash equivalents at beginning of period	11,247	25,235
Cash, cash equivalents and restricted cash at end of period	$5,909	$15,937

Supplemental disclosures of cash flow information:
Purchases of property and equipment included in ending accounts payable and accruals	$4	$175
Paid-in-kind non-cash interest added to Senior Notes principal	$492	$—
Cash paid during the period for interest	$8	$140
Cash paid during the period for taxes, net of refunds	$7	$58

Reconciliation of cash, cash equivalents and restricted cash at period end:	March 31, 2025	March 31, 2024
Cash and cash equivalents	$5,909	$14,041
Restricted cash	—	1,896
Total cash, cash equivalents and restricted cash	$5,909	$15,937

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

We are a global provider of solar tracker systems, supported by proprietary software and value-added engineering services. Solar tracker systems move solar panels throughout the day to maintain an optimal orientation relative to the sun, thereby increasing the amount of solar energy produced at a solar installation. Our original two modules-in-portrait ("2P") solar tracker system is marketed under the Voyager brand name (“Voyager”) and our one module-in-portrait ("1P") solar tracker system is marketed under the Pioneer brand name ("Pioneer"). We also have a mounting solution to support the installation and use of U.S.-manufactured thin-film modules. Our primary software offerings include SUNPATH, which helps customers optimize solar tracking for increased energy production, and our SUNOPS real-time operations management platform. In addition, we have a team of renewable energy professionals available to assist our U.S. and worldwide clients in site layout, structural design, pile testing and other needs across the solar project development and construction cycle. Our products and services provide tracker solutions for large utility-scale solar and distributed generation projects around the world. Our customers are primarily engineering, procurement and construction companies ("EPCs") and we also contract with developers and owners. The Company is headquartered in Austin, Texas, and has international subsidiaries in Australia, China, India, South Africa and Spain.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups (JOBS) Act. Under the JOBS Act, we elected to use the allowed extended transition period to delay adopting new or revised accounting standards until such time as those standards apply to private companies.

2. Summary of significant accounting policies

Basis of presentation and principles of consolidation

The accompanying unaudited Condensed Consolidated Financial Statements include the results of the Company and its wholly owned subsidiaries and have been prepared based on the assumption that the Company will continue as a going concern and are in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X. As discussed further in "Liquidity and Going Concern" below, given the Company's current cash balances and recurring losses from operations, management has concluded that there is substantial doubt about the Company's ability to continue as a going concern during the next year.

In the opinion of management, all adjustments of a normal recurring nature have been made that are considered necessary for a fair statement of our financial position as of March 31, 2025 and December 31, 2024, and our results of operations and cash flows for the three months ended March 31, 2025 and 2024. The Condensed Consolidated Balance Sheet as of December 31, 2024 has been derived from the Company’s audited Consolidated Financial Statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. Intercompany balances and transactions have been eliminated in consolidation.

Certain information and disclosures normally included in the notes to our annual Consolidated Financial Statements prepared in accordance with U.S. GAAP have been omitted from these interim Condensed Consolidated Financial Statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Therefore, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

We currently operate in one business segment, the manufacturing and servicing of solar tracker systems. See Note 18, "Segment information" below for further discussion.

Liquidity and Going Concern

We have incurred cumulative losses since inception and have a history of cash outflows from operations, inclusive of $8.5 million in cash utilized in our operating activities during the three months ended March 31, 2025. As of March 31, 2025, we had $5.9 million of cash on hand and $20.2 million of working capital.

As of March 31, 2025, in addition to our cash on hand and working capital, we had approximately $64.9 million of remaining capacity available for future sales of our common stock under our ATM program as defined and described further in Note 14, "ATM Program" below. Our ability to use the ATM program may be constrained by the size of our non-affiliate market capitalization, our trading volume and other factors, and there can be no assurance regarding the price at which we will be able to sell such shares, and any sales of our common stock under the ATM program may be at prices that result in additional dilution to our existing stockholders.

Based on our cash position at March 31, 2025 and our recent operating losses, we have concluded that substantial doubt exists as to our ability to continue as a going concern within the next year.

At March 31, 2025, we had a contractual obligation that could require us to make additional capital contributions of up to $0.8 million to Alpha Steel, as well as make a minimum level of purchases from Alpha Steel, as described further in Note 9, "Equity method investment" below. In the event we were to fail to meet our minimum required purchase commitments during a specified period, including the current period from January 1, 2024 to June 30, 2025, we may be required to make a cash payment for the net profit attributable to any unfilled requirements, calculated as specified in the agreement, in an amount not to exceed $4.0 million in the aggregate.

In order to conserve our existing cash, we have elected, pursuant to the Senior Notes, for interest payable under the Senior Notes to be added to the principal amount on the applicable interest payment dates of the last day of June and December of each year, and we anticipate that we will make similar elections in the future. However, we could elect to make such interest payments in cash instead depending on changes in our future financial position. The obligations under the Senior Notes are secured by a lien on our assets and the assets of our subsidiaries.

Our ability to meet our liquidity needs over the next year is dependent upon (i) our cash on hand (subject to a quarter-end minimum balance covenant of $5 million under the terms of our Senior Notes offering), (ii) our expectations of increased project activity and cash flow during the twelve-month period following issuance of these Condensed Consolidated Financial Statements, (iii) expected proceeds of up to $10 million from an additional private placement of debt based on a term sheet executed on March 4, 2025, as described further below, and (iv) utilization, as appropriate, of the capacity available for future sales of our common stock under the ATM program, which may be constrained by the size of our non-affiliate market capitalization, our trading volume and other factors. In addition, we continue to remain focused on implementing additional cost savings steps, which could impact, among other things, location of our headcount and the level of services currently provided by third parties, and we continue to evaluate further opportunities to obtain additional financing, although the ability to ultimately obtain such additional financing is not entirely within our control.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk are primarily cash and accounts receivable.

We regularly maintain cash balances with various financial institutions that exceed federally insured amounts, but we have experienced no losses associated with these amounts to date. We periodically evaluate the financial health of the financial institutions we use and may take action in future periods, similar to past actions, to reallocate cash balances between financial institutions based on our evaluation.

We extend credit to customers in the normal course of business, often without requiring collateral. We also perform credit analyses and monitor the financial health of our customers to reduce credit risk.

The Company’s accounts receivables are derived from revenue earned from customers primarily located in the United States and Australia. For the periods included in this Quarterly Report, no company locations other than those in the United States and Australia accounted for more than 10% of our consolidated revenue. Most of our customers are project developers, solar asset owners and engineering, procurement and construction (“EPC”) contractors that design and build solar energy projects. We typically rely on a small number of customers that account for a large portion of our revenue each period and our outstanding receivables at each period end.

Cash and cash equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Certain of our cash equivalents include deposits in money market funds that invest primarily in short-term securities issued or guaranteed by the U.S. government or its agencies or instrumentalities and contain no restrictions on immediate redemption. These deposits totaled $0.5 million at both March 31, 2025 and December 31, 2024. Interest earned on cash equivalents is included in interest income in our Condensed Consolidated Statements of Comprehensive Loss.

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

Receivables arising from revenue recognized in excess of billings represent our unconditional right to consideration before customers are invoiced due to the level of progress obtained as of period end on our contracts to procure and deliver tracker systems and related equipment. Further information may be found below in our revenue recognition policy.

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

No impairment of goodwill was recognized as of March 31, 2025 or 2024.

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

We evaluate equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. Factors considered by the Company when reviewing an equity method investment for impairment include the length of time and the extent to which the fair value of the equity method investment has been less than its cost, the investee’s financial condition and near-term prospects and the intent and ability to hold the investment for a period of time sufficient to allow for anticipated recovery. An impairment that is other than temporary is recognized in the period identified.

We made an accounting policy election that, upon the sale of our equity method investments, we will recognize contractual contingent gains arising from earnout provisions and project escrow releases when such amounts are realizable in periods subsequent to the disposal date.

Deferred debt discount and issue costs

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

Contract assets and liabilities: The timing of revenue recognition, billing, and cash collection results in the recognition of accounts receivable, unbilled receivables for revenue recognized in excess of billings, and deferred revenue in the Condensed Consolidated Balance Sheets. We have elected to use the practical expedient of expensing incremental costs of obtaining a contract for our contracts of less than one year in duration. We may receive advances or deposits from our customers before revenue is recognized, resulting in contract liabilities, which are reflected as “deferred revenue” in our Condensed Consolidated Balance Sheets. Customer deposits are short term as the related performance obligations are typically fulfilled within 12 months. Changes in deferred revenue relate to fluctuations in the timing of customer deposits and completion of performance obligations. Revenue recognized during the three months ended March 31, 2025, from amounts included in deferred revenue at December 31, 2024, totaled $4.1 million. Approximately, $2.4 million of revenue was recognized during the three months ended March 31, 2024, from amounts included in deferred revenue at December 31, 2023. Deferred revenue at December 31, 2023 totaled $3.6 million.

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

Recent accounting and regulatory pronouncements not yet adopted

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

Other standards or regulatory requirements that have been issued but not yet adopted as of March 31, 2025, are either not applicable to us or are not expected to have any material impact upon adoption.

Reclassifications

Prior year amounts relating to interest income in our Condensed Consolidated Statements of Comprehensive Loss have been reclassified to conform to the current year presentation. There was no impact on our financial condition or results of operations as a result of the reclassification.

3. Accounts receivable, net

Accounts receivable consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Trade receivables	$24,022	$22,369
Related party receivables	2,126	3,121
Revenue recognized in excess of billings	19,708	15,936
Other receivables	7	-
Total	45,863	41,426
Allowance for credit losses	(1,625)	(1,717)
Accounts receivable, net	$44,238	$39,709

Information about our related party receivables at March 31, 2025, may be found below in Note 16, "Related party transactions".

Activity in the allowance for credit losses during the three months ended March 31, 2025 and 2024 was as follows:

	Three months ended March 31,
(in thousands)	2025	2024
Balance at beginning of period	$1,717	$8,557
Amounts charged (credited) to earnings during the period	(92)	670
Balance at end of period	$1,625	$9,227

4. Inventories

Inventories consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Finished goods	$7,344	$10,660
Allowance for slow-moving and obsolete inventory	(516)	(516)
Total	$6,828	$10,144

5. Prepaid and other current assets

Prepaid and other current assets consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Vendor deposits	$6,691	$7,184
Vendor deposits with related party	1,999	2,005
Prepaid expenses	589	842
Prepaid taxes	643	595
Deferred cost of revenue	651	433
Other current assets	3,550	3,969
Total	$14,123	$15,028

At March 31, 2025, other current assets included $2.0 million for a non-interest-bearing customer advance related to pre-project construction financing activities. This advance is secured by certain customer assets.

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

Our expense for our operating leases consisted of the following:

	Three months ended March 31,
(in thousands)	2025	2024
Operating lease cost	$327	$309
Short-term lease cost	66	93
Total lease cost	$393	$402

Reported in:
Cost of revenue	$183	$236
Research and development	7	14
Selling and marketing	27	48
General and administrative	176	104
Total lease cost	$393	$402

Future remaining operating lease payment obligations were as follows:

(in thousands)	March 31, 2025
Remainder of 2025	$588
2026	223
2027	192
2028	16
Total lease payments	1,019
Less: imputed interest	(52)
Present value of operating lease liabilities	$967

Current portion of operating lease liability	$623
Operating lease liability, net of current portion	344
Present value of operating lease liabilities	$967

7. Property and equipment, net

Property and equipment consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Leasehold improvements	$338	$338
Field equipment	1,108	1,108
Information technology equipment	666	659
Tooling	1,890	1,847
Capitalized software	996	1,011
Total	4,998	4,963
Accumulated depreciation	(3,047)	(2,746)
Property and equipment, net	$1,951	$2,217

Depreciation expense for the three months ended March 31, 2025 and 2024, totaled $0.3 million in each period.

8. Goodwill

During the three months ended March 31, 2025 and 2024, activity in our goodwill balance was as follows:

	Three months ended March 31,
(in thousands)	2025	2024
Balance at beginning of period	$7,139	$7,538
Translation	34	(325)
Balance at end of period	$7,173	$7,213

9. Equity method investment

We have a 45% interest in Alpha Steel LLC ("Alpha Steel"), which is accounted for under the equity method of accounting. Alpha Steel, located in Sealy, Texas, is dedicated to producing steel components, including torque tubes, for utility-scale solar projects. Taihua New Energy (Thailand) Co., LTD ("Taihua") has a 51% interest in Alpha Steel and DAYV LLC, an entity owned by members of the Board of Managers of Alpha Steel and a related party with the parent company of Taihua, has a 4% interest in Alpha Steel. The Chief Executive Officer of Taihua is the General Manager of Alpha Steel. We have equal voting representation with Taihua and DAYV LLC, combined, on Alpha Steel's Board of Managers which is responsible, through majority vote, for making certain "major decisions" involving Alpha Steel, as specified in the limited liability company agreement ("LLC Agreement"), including, among other things, approval of an annual business plan. Pursuant to the LLC Agreement, we could be required to make up to $0.8 million in future additional capital contributions as Alpha Steel continues to expand production. For the three months ended March 31, 2025 and 2024, we recognized losses of $0.1 million and $0.3 million, respectively, which represent our share of the net operating losses incurred by Alpha Steel during each period.

In connection with the creation of Alpha Steel, we also entered into a three-year equipment supply agreement (the "Supply Agreement") with Alpha Steel, the terms of which will apply to our equipment purchase orders. Pursuant to the Supply Agreement, we have committed to placing a minimum level of purchase orders for torque tubes with Alpha Steel during the period from January 1, 2024 to June 30, 2025, with such volume commitments increasing in each of the next two annual periods. In the event we fail to meet our minimum required purchase commitments in any period, we may be required to make a cash payment for the net profit attributable to any unfilled requirements, calculated as specified in the agreement, in an amount not to exceed $4.0 million in the aggregate. As of March 31, 2025, we had met approximately 27% of our required purchase commitments for the period ending June 30, 2025. The Supply Agreement may be terminated early in accordance with its provisions or may be extended beyond the initial term if mutually agreed to by the parties.

10. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	March 31, 2025	December 31, 2024
Accrued cost of revenue	$15,100	$13,033
Related party accrued cost of revenue	3,713	1,718
Accrued compensation	2,472	3,687
Other accrued expenses	1,960	1,696
Total accrued expenses	$23,245	$20,134

Warranty reserves	$9,645	$9,482
Current portion of operating lease liability	623	755
Non-federal tax obligations	105	76
Total other current liabilities	$10,373	$10,313

Information relating to our related party accrued cost of revenue at March 31, 2025 and December 31, 2024 may be found below in Note 16, "Related party transactions".

Other accrued expenses primarily include amounts due for (i) legal costs associated with outstanding corporate or legal matters and (ii) other professional services.

Activity by period in the Company's warranty accruals was as follows:

	Three months ended March 31,
(in thousands)	2025	2024
Balance at beginning of period	$11,904	$11,002
Warranties issued and remediation added during the period	1,045	838
Settlements made during the period	(656)	(849)
Changes in liability for pre-existing warranties	(442)	(519)
Balance at end of period	$11,851	$10,472

	As of
	March 31, 2025	March 31, 2024
Warranty accruals are reported in:
Other current liabilities	$9,645	$6,992
Other non-current liabilities	2,206	3,480
Balance at end of period	$11,851	$10,472

11. Income taxes

For the three months ended March 31, 2025 and 2024, we recorded income tax expense of $0.25 million and a benefit of $0.01 million, respectively. These amounts for each period were lower than the statutory rate of 21%, primarily due to a valuation allowance established against the U.S. deferred tax assets.

We have had no material change in our unrecognized tax benefits since December 31, 2024. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of March 31, 2025 and December 31, 2024, we had no accrued interest or penalties related to unrecognized tax benefits.

12. Debt

(in thousands)	March 31, 2025	December 31, 2024
Senior notes	$15,639	$15,146
Less: discount and deferred loan costs	(5,470)	(5,680)
Long-term debt, net	$10,169	$9,466

On December 4, 2024, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor as the purchaser under the Purchase Agreement (the “Investor”). Pursuant to the Purchase Agreement, we sold, and the Investor purchased $15.0 million in principal amount of senior secured promissory notes (the “Senior Notes”) and warrants for 1,750,000 shares of our common stock (the “Warrants”) (the “Offering”).

The Senior Notes bear interest to be paid in cash at the rate of 11% per annum; provided however, that the Company may, at its option, following notice to the Investor, instead increase the outstanding principal amount of the Senior Notes by the amount of such interest at the rate of 13% per annum ("paid-in-kind interest"). Interest is payable semi-annually on the final business day in June and on the final business day in December. We currently are utilizing the paid-in-kind interest option and have recognized cumulative additional paid-in-kind interest of $0.6 million through March 31, 2025, which has been added to the principal amount of our long-term debt. The effective interest rate for the Senior Notes, including amortization of the discount and deferred loan costs, is approximately 18%.

To secure our obligations under the Purchase Agreement, the Company and its subsidiaries have granted a security interest over substantially all of their assets to the collateral agent for the benefit of the Investor, pursuant to a security and pledge agreement. At any time prior to December 4, 2026, the Company may redeem all outstanding principal and accrued and unpaid interest on the Senior Notes, plus pay to the Investor a “make-whole” payment equal to the sum of undiscounted interest payments that would have otherwise been payable through an additional 12 months following the redemption. At any time on or after December 4, 2026, the Company may redeem all outstanding principal and accrued and unpaid interest on the Senior Notes, plus pay to the Investor a “make-whole” payment equal to the sum of undiscounted interest payments that would have otherwise been payable through the earlier of (i) the maturity date of the Senior Notes and (ii) an additional three months following the redemption.

In addition to limitations on certain financial activities, including payment of dividends, and other customary covenants, during the period the Senior Notes are outstanding, we will be required to (i) maintain a minimum of $5.0 million of unrestricted cash on the last calendar day of each quarter, (ii) have annual revenue of $100 million for 2025 and $200 million for each subsequent year and (iii) have annual EBITDA, as defined in the Purchase Agreement, of at least $25 million starting in 2026. A breach of these financial covenants, or the other covenants included in the Senior Notes, would constitute an event of default under the Senior Notes, resulting in the entire unpaid principal and accrued interest under the Senior Notes becoming due and payable, and enable the Investor to foreclose on our assets if we are not able to repay the outstanding obligations.

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

The Warrants issued in the Offering are exercisable for 10 years and allow for the purchase of an aggregate of up to 1,750,000 shares of our common stock at an exercise price of $0.10 per share. We determined liability classification for the Warrants was required based on terms that could require cash settlement upon the occurrence of a contingent change in control event. As a result, the Warrants are revalued to current fair value at each period end with the offsetting gain or loss reported in our Condensed Consolidated Statements of Comprehensive Loss.

Term Sheet

On March 4, 2025, we executed a term sheet (the "Term Sheet") with the Investor in our Offering in which the Investor agreed to purchase up to an additional $10.0 million in principal amount of senior secured promissory notes (the "Notes") and warrants ("Additional Warrants") to purchase up to 1,166,667 shares of our common stock, par value $0.0001 per share.

The Term Sheet provides that the Notes will bear interest at the rate of 11% per annum, payable semi-annually in cash (or 13% per annum, payable semi-annually in kind at our option). The Notes will mature on the fifth anniversary of the issuance date. Our obligations under the Notes will be secured by a lien on all present and future assets of the Company and its subsidiaries. In addition, the Term Sheet provides that the Additional Warrants will have a term of ten years and will be exercisable for shares of our common stock at an exercise price of $0.10 per share.

The Term Sheet is binding by its terms but is subject to certain conditions to closing, including the negotiation and execution of definitive agreements, including the Notes, the Additional Warrants, a securities purchase agreement, registration rights agreement, guaranty and security agreement.

13. Commitments and contingencies

We may become involved in various claims, lawsuits, investigations, and other proceedings arising in the normal course of business. We accrue a liability when information available prior to the issuance of our Condensed Consolidated Financial Statements indicates it is probable a loss has been incurred as of the date of the Condensed Consolidated Financial Statements and the amount of loss can be reasonably estimated. If the reasonable estimate of the probable loss is a range, we record an accrual for the most likely estimate of the loss, or the low end of the range if there is no one best estimate. We adjust our accruals to reflect the impact of negotiation, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Legal costs are expensed as incurred.

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

CBP has legally finalized both Revised CBP Assessments. We filed a formal protest for the 625 Assessment in September of 2023 and for the Revised 939 Assessment in March of 2024. Based on the above, and under the relevant accounting guidance related to loss contingencies, we have made no accrual for the amounts claimed by CBP as of March 31, 2025, as we do not consider these amounts to be a probable obligation, as such term is defined and interpreted under the relevant accounting guidance, for us at this time. However, because matters of this nature are subject to inherent uncertainties, and unfavorable rulings or developments, including future assessments of additional duties or tariffs owed in respect of other shipments or other materials beyond what is presently included in the Revised CBP Assessments, could occur despite our belief that the tariffs and duties asserted are incorrect, there can be no certainty that the Company may not ultimately incur charges that are not currently recorded as liabilities. Since the outcome of these matters cannot be predicted with certainty, the costs associated with them could have a material adverse effect on our consolidated results of operations, financial position, or liquidity.

14. ATM program

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

The offering of our common stock under the EDA will terminate upon the earlier of (1) the sale of all common stock subject to the EDA or (2) the termination of the EDA by us or by our sales agent as permitted therein. The EDA contains customary representations, covenants and indemnification provisions.

We sold no shares of newly issued common stock under the ATM program during the three months ended March 31, 2025 and 2024. As of March 31, 2025, approximately $64.9 million of capacity remained for future sales of our common stock under the ATM program.

15. Stock-based compensation

Stock-based compensation expense (income) for each period was as follows:

	Three months ended March 31,
(in thousands)	2025	2024
Cost of revenue	$243	$216
Research and development	60	81
Selling and marketing	16	44
General and administrative	(39)	1,298
Total stock compensation expense	$280	$1,639

16. Related party transactions

We have related party receivables at March 31, 2025 and December 31, 2024, totaling $2.1 million and $3.1 million, respectively, for future material cost discounts contractually owed to us by Alpha Steel in connection with the expected receipt of manufacturing incentives available to Alpha Steel under the Inflation Reduction Act, as costs are incurred by Alpha Steel to purchase raw materials and manufacture torque tubes and other products that will be used to fulfill purchase orders we issue to Alpha Steel.

We also have related party liabilities to Alpha Steel at March 31, 2025 and December 31, 2024, totaling $3.7 million and $1.7 million, respectively, for the accrued cost of revenue recognized on certain of our customer projects associated with the cost of products that are being manufactured for us by Alpha Steel.

During the three months ended March 31, 2025, we received invoices from Alpha Steel for purchases totaling $4.7 million. Our balances of remaining vendor deposits with Alpha Steel as of March 31, 2025 and December 31, 2024 are shown in Note 5, "Prepaids and other current assets" above as "Vendor deposits with related party". After payments and application of vendor deposits to invoices received, we owe $1.2 million to Alpha Steel, which is included in our accounts payable balance at March 31, 2025 ($0.5 million at December 31, 2024) in our Condensed Consolidated Balance Sheets.

17. Net loss per share

	Three months ended March 31,
($ in thousands)	2025	2024
Net loss for basic calculation	$(3,819)	$(8,771)
Less: decrease in fair value of warrants	(4,604)	—
Net loss for diluted calculation	$(8,423)	$(8,771)

Weighted average shares outstanding for calculating basic loss per share(*)	12,888,695	12,556,938
Add: Assumed exercise of warrants	1,700,277	—
Weighted average shares outstanding for calculating diluted loss per share(*)	14,588,972	12,556,938

Basic loss per share	$(0.30)	$(0.70)
Diluted loss per share	$(0.58)	$(0.70)

For purposes of computing diluted loss per share, weighted average common shares outstanding do not include potentially dilutive securities that are anti-dilutive, as shown below.

	For the three months ended March 31,
	2025	2024
Anti-dilutive securities excluded from calculating dilutive loss per share:
Shares of common stock issuable under stock option plans outstanding	206,405	242,753
Shares of common stock issuable upon vesting of RSUs	1,593,926	1,217,838
Potential common shares excluded from diluted net loss per share calculation	1,800,331	1,460,591

The Warrants are deemed to be participating securities as the holders of the Warrants have the ability to participate in distributions, as defined in the warrant agreement.

18. Segment information

We currently operate in one business segment, the manufacturing and servicing of solar tracker systems. We consider our segment results to be the same as our consolidated results and our segment accounting policies to be the same as those described in Note 2, "Summary of significant accounting policies" above.

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

Based on certain significant period cost information regularly provided to our Chief Operating Decision Maker, following is a reconciliation of such costs to our consolidated net loss for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
($ in thousands)	2025	2024
Revenue:
Product	$18,202	$10,905
Service	2,601	1,682
Total revenue	20,803	12,587
Cost of revenue
Product	20,111	12,367
Service	4,139	2,328
Total cost of revenue	24,250	14,695
Gross loss	(3,447)	(2,108)
Less: significant segment period costs:
Stock-based compensation expense	(37)	(1,423)
Personnel costs (excluding stock-based compensation)	(4,310)	(4,270)
Credit loss (credits) provisions	92	(670)
Other segment expenses(1)	(2,858)	(4,031)
Interest expense	(711)	(317)
Interest income	6	181
Gain from disposal of investment in unconsolidated subsidiary	3,204	4,085
Gain from change in fair value of warrant liability	4,604	—
Other income, net	4	36
Loss from unconsolidated subsidiary	(112)	(265)
(Provision for) benefit from income taxes	(254)	11
Net loss	$(3,819)	$(8,771)
Supplemental information:
Indirect personnel costs (excluding stock-based compensation) in cost of revenue	$2,504	$2,954
Total depreciation and amortization expense	$302	$404
Capital expenditures	$83	$432
Total assets at period end	$84,061	$115,030

(1) -

Other segment expenses include research and development material and lab expenditures, professional services, marketing, employee travel, facility, insurance, depreciation and amortization and certain other period costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and related notes included in Item 1 of this Form 10-Q and along with information included in our 2024 Annual Report. In addition to historical financial information, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in Part I, Item 1A. "Risk Factors" included in our 2024 Annual Report. Additionally, our historical results are not necessarily indicative of the results that may be expected in any future period.

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

We are a global provider of solar tracker systems, supported by proprietary software and value-added engineering services. Solar tracker systems move solar panels throughout the day to maintain an optimal orientation relative to the sun, thereby increasing the amount of solar energy produced at a solar installation. Our original two modules-in-portrait ("2P") solar tracker system is marketed under the Voyager brand name (“Voyager”) and our one module-in-portrait ("1P") solar tracker system is marketed under the Pioneer brand name ("Pioneer"). We also have a mounting solution to support the installation and use of U.S.-manufactured thin-film modules. Our primary software offerings include SUNPATH, which helps customers optimize solar tracking for increased energy production, and our SUNOPS real-time operations management platform. In addition, we have a team of renewable energy professionals available to assist our U.S. and worldwide clients in site layout, structural design, pile testing and other needs across the solar project development and construction cycle. Our products and services provide tracker solutions for large utility-scale solar and distributed generation projects around the world. Our customers are primarily engineering, procurement and construction companies ("EPCs") and we also contract with developers and owners. The Company is headquartered in Austin, Texas, and has international subsidiaries in Australia, China, India, South Africa and Spain.

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

Government Regulations. Changes in the U.S. trade environment, including the imposition of import tariffs, AD/CVD investigations and the UFLPA, which became effective in June 2022, can have an impact on the timing of developer projects. The UFLPA resulted in new rules for module importers and reviews by CBP. There continues to be some uncertainty in the market around achieving full compliance with UFLPA, whether related to sufficient traceability of materials or other factors. Escalating trade tensions, particularly between the United States and China, have led to increased tariffs and trade restrictions, including tariffs applicable to certain raw materials and components for our products. We have taken measures with the intention of mitigating the effect of tariffs and the impact of AD/CVD and UFLPA on our business by reducing our reliance on China and enhancing our U.S.-based supply chain, including through our investment in Alpha Steel, as described further in Note 9, "Equity method investment" in Part I, Item 1 of this Form 10-Q. In 2019, 90% of our supply chain was sourced from China. As of March 31, 2025, we have qualified suppliers outside of China for certain of our commodities and we continue to work to have second-source capability for all Chinese-manufactured components to help reduce the extent to which our supply chain for U.S.-based projects is subject to existing tariffs and to be able to quickly address potential future regulatory and governmental policy changes. We have entered into partnerships with manufacturers based in the United States, India, South Africa, Spain, Turkey, Thailand and Vietnam to diversify our supply chain and optimize costs. On June 6, 2022, President Biden issued an Executive Order allowing U.S. solar deployers to import solar modules and cells from Cambodia, Malaysia, Thailand and Vietnam free from certain duties for 24 months, along with other incentives designed to accelerate U.S. domestic production of clean energy technologies. This moratorium ended in June 2024 and China-wide anti-dumping duties are now nearly 240% and countervailing duties for all other countries are over 15%. Additionally, on December 29, 2023, Auxin and Concept Clean Energy, Inc. filed suit in the U.S. Court of International Trade challenging the legal basis for the moratorium and implementing regulations. Several motions have been filed to date, including a motion to dismiss by the U.S. government, which the court rejected. If the suit proves successful, solar module importers could owe retroactive duties on goods that have already cleared customs. In addition, the U.S. Department of Commerce is currently conducting an antidumping and countervailing duty investigation into imports of Crystalline Silicon Photovoltaic Cells from Vietnam, Malaysia, Thailand and Cambodia, which may result in additional duties imposed on imports from those nations.

Effective April 5, 2025, the United States imposed a universal 10% tariff on most imports into the United States, excluding certain trade agreements. Since then, the United States also imposed a 145% tariff on goods imported from China, and China imposed a retaliatory 125% tariff on goods imported from the United States. As of the issuance of this Quarterly Report, matters involving tariffs continue to evolve and change, including in some cases, implementation of temporary pauses on certain announced tariffs as negotiations on final trade deals occur. Depending on the terms of our existing contracts with customers, we may not in all cases be able to fully recover the increased cost of tracker systems currently being manufactured for our customers by our international vendors due to higher tariffs currently in place, which has and may continue to impact our expected profitability under certain contracts.

The most notable incentive program impacting our U.S. business has historically been the ITC for solar energy projects, which allows taxpayers to offset their U.S. federal income tax liability by a certain percentage of their cost basis in solar energy systems placed in service for commercial use. The Inflation Reduction Act of 2022 ("IRA"), passed by the U.S. Congress and signed into law by then-President Biden on August 16, 2022, expanded and extended the tax credits and other tax benefits available to solar energy projects and the solar energy supply chain. ITCs are currently available at a base rate of 30% for projects that begin construction by the end of 2032, and decline to 26% and 22% for projects beginning construction in 2033 and 2034, respectively. Bonus credits are additionally available for projects that meet applicable domestic content and prevailing wage and apprenticeship rules. U.S. manufacturers of specific solar components are now eligible to claim production tax credits under Section 45X of the Internal Revenue Code of 1986, as amended, which was established as part of the IRA and is a per-unit tax credit earned for each clean energy component manufactured domestically and sold by a manufacturer. Our investment in, and commitments made to Alpha Steel allow us to obtain benefits of lower product costs from Alpha Steel as a result of the production tax credit program, subject to our level of purchases from Alpha Steel.

Disruptions in Transportation and Supply Chain. Our costs are affected by the costs of certain components and materials, such as steel, motors and micro-chips, as well as transportation costs. Current market conditions and international conflicts that constrain the supply of materials and disrupt the flow of materials from international vendors can impact the cost of our products and services, along with overall rates of inflation in the global economy. While certain costs have moderated compared to pre-pandemic rates, domestic fuel prices continue to be elevated. Although we don't believe inflation has had a material impact on our results as presented in this report, such cost increases and decreases could impact our future operating margins, if material.

We have taken steps to expand and diversify our manufacturing partnerships and have adjusted our modes of transportation to mitigate the impact of headwinds that might arise in the global supply chain and logistics markets. As an example, we modified our ocean freight from previously using charter shipments to now using containerized shipments due to declining costs in the container market starting in 2022, but container shipping rates have since increased. We have been able to mitigate some of this increase as a result of increasing our domestic production capabilities. We continue to monitor the logistics markets and will continue to evaluate our use of various modes of transportation when warranted to optimize our transportation costs. Additionally, from February 2022 to September 2023, we utilized a related-party consulting firm to support us in making improvements to our processes and performance in various areas, including design, sourcing, logistics, pricing, software and our distributed generation business. We also intend to maintain our focus on our design-to-value initiative to continue to improve margins by reducing the manufacturing and material costs of our products.

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

Our customers include project developers, solar asset owners and EPCs that design and build solar energy projects. For each individual solar project, we enter into a contract with our customers covering the price, specifications, delivery dates and warranty for the products being purchased, among other things. Our contractual delivery period for our solar tracker systems and related parts can vary depending on the size of the project and availability of vessels and other means of delivery. Contracts can range in value from tens of thousands to tens of millions of dollars.

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

For the periods included in this Quarterly Report, no company locations other than those in the United States and Australia accounted for more than 10% of our consolidated revenue. Our revenue growth is dependent on continued growth in the number of solar tracker projects and engineering services we win in competitive bidding processes and growth in our software sales each year, as well as our ability to increase our market share in each of the geographies in which we currently compete, expand our global footprint to new emerging markets, grow our production capabilities to meet demand and continue to develop and introduce new and innovative products that address the changing technology and performance requirements of our customers, among other things.

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

Although we continue to add new employees in certain areas, we have reduced our total headcount over the last two years through adjustments made during the fourth quarter of 2024 and in August 2023, in response to project activity levels and process efficiencies we have gained due to our design-to-value and cost reduction efforts. Certain headcount changes also reflect a shift of our employee base to more cost-effective markets with exceptional talent. Our gross profit may vary period-to-period due to changes in our headcount, ASP, product costs, product versus service mix, customer mix, geographical mix, shipping methods, warranty costs and due to seasonal factors.

Operating expenses

Operating expenses consist of research and development expenses, selling and marketing expenses and general and administrative expenses. Personnel-related costs are the most significant component of our operating expenses and include salaries, benefits, bonuses, commissions and stock-based compensation expenses.

Our operating costs have been impacted by (i) changes in headcount as described above, (ii) our level of research activities to originate, develop and enhance our products, (iii) our sales and marketing efforts as we expand our outreach to existing customers and seek to identify new opportunities domestically and internationally, (iv) changes in our estimates of credit losses relating to certain specific customers, and (v) variations in legal and professional fees, compliance costs, insurance, facility costs and other costs associated with strategic changes in response to changing market conditions and other matters.

Results of Operations - Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

	Three months ended March 31,
	2025		2024
(in thousands, except percentages)	Amounts	Percentage of revenue	Amounts	Percentage of revenue
Revenue:
Product	$18,202	87.5%	$10,905	86.6%
Service	2,601	12.5%	1,682	13.4%
Total revenue	20,803	100.0%	12,587	100.0%
Cost of revenue:
Product	20,111	96.7%	12,367	98.3%
Service	4,139	19.9%	2,328	18.5%
Total cost of revenue	24,250	116.6%	14,695	116.7%
Gross loss	(3,447)	(16.6%)	(2,108)	(16.7%)
Operating expenses
Research and development	924	4.4%	1,439	11.4%
Selling and marketing	1,136	5.5%	2,388	19.0%
General and administrative	5,053	24.3%	6,567	52.2%
Total operating expenses	7,113	34.2%	10,394	82.6%
Loss from operations	(10,560)	(50.8%)	(12,502)	(99.3%)
Interest expense	(711)	(3.4%)	(317)	(2.5%)
Interest income	6	0.0%	181	1.4%
Gain from disposal of investment in unconsolidated subsidiary	3,204	15.4%	4,085	32.5%
Gain (loss) from change in fair value of warrant liability	4,604	22.1%	—	0.0%
Other income, net	4	0.0%	36	0.3%
Loss from unconsolidated subsidiary	(112)	(0.5%)	(265)	(2.1%)
Loss before income taxes	(3,565)	(17.1%)	(8,782)	(69.8%)
(Provision for) benefit from income taxes	(254)	(1.2%)	11	0.1%
Net loss	$(3,819)	(18.4%)	$(8,771)	(69.7%)

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

	Three months ended March 31,
(in thousands)	2025	2024	$ Change	% Change
Product	$18,202	$10,905	$7,297	66.9%
Service	2,601	1,682	919	54.6%
Total revenue	$20,803	$12,587	$8,216	65.3%

Product revenue

The increase in product revenue for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was primarily due to an increase of 147% in the amount of MW produced as activity has been positively impacted by recent project wins. This was partially offset by a decrease of 32% in ASP for the three months ended March 31, 2025, as a result of project mix changes as compared to the three months ended March 31, 2024.

Service revenue

The increase in service revenue for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily resulted from an increase of 103% in logistics activity levels. This was partially offset by (i) a decrease of 24% in ASP as compared to the three months ended March 31, 2024 as a result of project size and pricing and (ii) lower engineering consulting and software revenues.

Cost of revenue and gross loss

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

	Three months ended March 31,
(in thousands)	2025	2024	$ Change	% Change
Product	$20,111	$12,367	$7,744	62.6%
Service	4,139	2,328	1,811	77.8%
Total cost of revenue	$24,250	$14,695	$9,555	65.0%
Gross loss	$(3,447)	$(2,108)	$(1,339)	(63.5)%
Gross loss percentage of revenue	(16.6%)	(16.7%)

The increase in cost of revenue for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was primarily driven by (i) an increase of 147% in MW produced and (ii) an increase of 103% in logistics activity levels.

Our gross margin percentage of revenue for the three months ended March 31, 2025 was a negative 16.6%, which was relatively flat compared to a negative 16.7% for the three months ended March 31, 2024.

We had negative gross margin for the three months ended March 31, 2025 as revenue levels were not sufficient to cover certain overhead costs, and due to the impact of increased tariffs and freight costs.

We had negative gross margin for the three months ended March 31, 2024 as production volumes were not sufficient to cover certain overhead costs and our service revenue was not sufficient to fully cover our related shipping, transportation and warehousing costs.

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

	Three months ended March 31,
(in thousands)	2025	2024	$ Change	% Change
Research and development	$924	$1,439	$(515)	(35.8%)

The decrease in research and development expenses for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was primarily attributable to (i) lower payroll costs of $0.3 million, (ii) lower spending on lab and other research activities of $0.1 million, and (iii) lower professional service costs of $0.1 million resulting from cost reduction initiatives. Research and development expenses as a percentage of revenue were 4.4% for the three months ended March 31, 2025, as compared to 11.4% for the three months ended March 31, 2024.

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

	Three months ended March 31,
(in thousands)	2025	2024	$ Change	% Change
Selling and marketing	$1,136	$2,388	$(1,252)	(52.4%)

The decrease in selling and marketing expenses for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was primarily attributable to (i) lower provisions for credit losses of $0.8 million, mainly related to charges associated with specific individual customer accounts during 2024, and (ii) lower payroll costs of $0.3 million. Lower travel and professional service costs accounted for the remaining decrease. Selling and marketing costs as a percentage of revenue were 5.5% for the three months ended March 31, 2025, compared to 19.0% for the three months ended March 31, 2024.

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

	Three months ended March 31,
(in thousands)	2025	2024	$ Change	% Change
General and administrative	$5,053	$6,567	$(1,514)	(23.1%)

The decrease in general and administrative expenses for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was primarily attributable to (i) lower stock-based compensation totaling $1.3 million, largely associated with certain executive award forfeitures during the three months ended March 31, 2025, (ii) lower professional service costs of $0.5 million, (iii) lower insurance costs of $0.2 million, and (iv) lower intangible asset amortization expense of $0.1 million as such assets became fully amortized as of December 31, 2024. This was partially offset by higher payroll costs of $0.6 million. General and administrative expenses as a percentage of revenue were 24.3% for the three months ended March 31, 2025, compared to 52.2% for the three months ended March 31, 2024, largely due to the lower level of revenue.

Interest expense

	Three months ended March 31,
(in thousands)	2025	2024	$ Change	% Change
Interest expense	$(711)	$(317)	$(394)	(124.3)%

Interest expense incurred during the three months ended March 31, 2025 was primarily related to paid-in-kind interest added to the principal amount of our Senior Notes, as well as amortization of the discount and deferred loan costs on the Senior Notes. Interest expense during the three months ended March 31, 2024, primarily consisted of letter of credit and commitment fees on our Credit Facility that expired unused in April 2024, along with associated debt issue cost amortization.

Gain from disposal of investment in unconsolidated subsidiary

	Three months ended March 31,
(in thousands)	2025	2024	$ Change	% Change
Gain from disposal of investment in unconsolidated subsidiary	$3,204	$4,085	$(881)	(21.6%)

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

During the three months ended March 31, 2025 and 2024, we received earnout payments of $3.2 million and $4.1 million, respectively, that were recognized in accordance with our policy election of recording such gains when realized.

Gain from change in fair value of warrant liability

	Three months ended March 31,
(in thousands)	2025	2024	$ Change	% Change
Gain from change in fair value of warrant liability	$4,604	$—	$4,604	N/A

The Warrants issued in connection with the Offering described further in Note 12, "Debt" in our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report, have been classified as a long-term liability. Due largely to a significant decrease in the price of our common stock during the three months ended March 31, 2025, the fair value of the Warrants decreased from $9.5 million at December 31, 2024 to $4.9 million at March 31, 2025, resulting in recognition of a non-cash gain for the decrease in value during the three months ended March 31, 2025.

Loss from unconsolidated subsidiary

	Three months ended March 31,
(in thousands)	2025	2024	$ Change	% Change
Loss from unconsolidated subsidiary	$112	$265	$(153)	(57.7%)

The losses from unconsolidated subsidiary for the three months ended March 31, 2025 and 2024, represent our share of the net operating losses incurred by Alpha Steel during each period.

Liquidity and Capital Resources

Liquidity and going concern

Since our inception, we have financed our operations primarily through sales of shares of common stock, including our IPO in April 2021, issuance of debt and payments from our customers and others. Our ability to generate positive cash flow from operations is dependent on our level of production, contract payment terms, timely collections from our customers and the strength of our gross margins.

We have incurred cumulative losses since inception and have a history of cash outflows from operations, inclusive of $8.5 million in cash utilized in our operating activities during the three months ended March 31, 2025. As of March 31, 2025, we had $5.9 million of cash on hand and $20.2 million of working capital.

As of March 31, 2025, in addition to our cash on hand and working capital, we had approximately $64.9 million of remaining capacity available for future sales of our common stock under our ATM program as defined and described further in Note 14, "ATM Program" below. Our ability to use the ATM program may be constrained by the size of our non-affiliate market capitalization, our trading volume and other factors, and there can be no assurance regarding the price at which we will be able to sell such shares, and any sales of our common stock under the ATM program may be at prices that result in additional dilution to our existing stockholders.

Based on our cash position at March 31, 2025 and our recent operating losses, we have concluded that substantial doubt exists as to our ability to continue as a going concern within the next year.

At March 31, 2025, we had a contractual obligation that could require us to make additional capital contributions of up to $0.8 million to Alpha Steel, as well as make a minimum level of purchases from Alpha Steel, as described further in Note 9, "Equity method investment" below. In the event we were to fail to meet our minimum required purchase commitments during a specified period, including the current period from January 1, 2024 to June 30, 2025, we may be required to make a cash payment for the net profit attributable to any unfilled requirements, calculated as specified in the agreement, in an amount not to exceed $4.0 million in the aggregate.

In order to conserve our existing cash, we have elected, pursuant to the Senior Notes, for interest payable under the Senior Notes to be added to the principal amount on the applicable interest payment dates of the last day of June and December of each year, and we anticipate that we will make similar elections in the future. However, we could elect to make such interest payments in cash instead depending on changes in our future financial position. The obligations under the Senior Notes are secured by a lien on our assets and the assets of our subsidiaries.

Our ability to meet our liquidity needs over the next year is dependent upon (i) our cash on hand (subject to a quarter-end minimum balance covenant of $5 million under the terms of our Senior Notes offering), (ii) our expectations of increased project activity and cash flow during the twelve-month period following issuance of these Condensed Consolidated Financial Statements, (iii) expected proceeds of up to $10 million from an additional private placement of debt based on a term sheet executed on March 4, 2025, as described further below, and (iv) utilization, as appropriate, of the capacity available for future sales of our common stock under the ATM program, which may be constrained by the size of our non-affiliate market capitalization, our trading volume and other factors. In addition, we continue to remain focused on implementing additional cost savings steps, which could impact, among other things, location of our headcount and the level of services currently provided by third parties, and we continue to evaluate further opportunities to obtain additional financing, although the ability to ultimately obtain such additional financing is not entirely within our control.

Statements of cash flows

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three months ended March 31,
(in thousands)	2025	2024
Net cash used in operations	$(8,483)	$(11,857)
Net cash provided by investing activities	3,124	2,618
Net cash provided by financing activities	3	-
Effect of exchange rate changes on cash, cash equivalents and restricted cash	18	(59)
Decrease in cash, cash equivalents and restricted cash	$(5,338)	$(9,298)

Operating activities

During the three months ended March 31, 2025, we used approximately $8.4 million of cash to fund a portion of our current period expenditures for personnel and facilities, legal and professional fees, insurance, research and development and various other operating activities. This compares to approximately $8.1 million of cash used during the three months ended March 31, 2024, also to fund a portion of our prior period expenditures for various operating activities as described above.

During the three months ended March 31, 2024, we used approximately $3.8 million of cash for working capital and other increases as a result of production activity and the timing of customer receipts and vendor payments.

Our working capital decreased by approximately $6.9 million from almost $27.1 million at December 31, 2024 to $20.2 million at March 31, 2025. The decrease was largely attributable to (i) the use of cash to fund current period expenditures as described above and (ii) the impact of higher activity levels on the amount of billed and unbilled accounts receivable during the three months ended March 31, 2025.

Investing activities

During the three months ended March 31, 2025, we received $3.2 million of contingent earnout payments in connection with the June 2021 sale of our equity interest in Dimension. We also had capital expenditures of approximately $0.1 million, primarily for tooling.

During the three months ended March 31, 2024, we received $4.1 million of contingent earnout payments from Dimension. We also made an additional equity investment of $1.0 million in Alpha Steel and spent nearly $0.4 million, mainly for tooling and new computer and IT equipment.

Financing activities

During the three months ended March 31, 2025, we received a minimal amount of proceeds from employee exercises of stock options. No options were exercised during the three months ended March 31, 2024.

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

Adjustments to the allowance are largely dependent on historical experience involving amounts previously collected from our customers in recent years or based on specific changes in a customer's ability to pay. As an example, during the three months ended March 31, 2025, we recognized a reduction of $0.1 million in our allowance for credit losses compared to an additional credit loss provision of $0.7 million during the three months ended March 31, 2024, with the change primarily related to our assessment in 2024 as to a specific customer's inability to fully pay amounts owed. Historical experience, when used in making such adjustments, may not reflect current actual experience.

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

While we periodically monitor our warranty activities and claims, if actual costs incurred were to be different from our estimates, we would recognize adjustments to our warranty reserves in the period in which those differences arise or are identified. Such adjustments could be material to the cost of revenue in our results of operations in the period the adjustments are made.

Stock-based compensation and warrants

Our accounting policies relating to our stock-based compensation and our outstanding Warrants may be found in Note 2, "Summary of significant accounting policies" in our Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.

Judgments and assumptions

The Black-Scholes model and Monte Carlo simulations rely on various assumptions, in addition to the exercise price of an option award or our Warrants and the value of our common stock on the date of grant. These assumptions include:

Expected Term: The expected term represents the period that the Company’s stock-based awards and Warrants are expected to be outstanding and is calculated for option grants as the average of the option vesting and contractual terms, based on the simplified method, as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for options granted. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the options. The contractual life of an option may be up to 10 years. Monte Carlo simulations, as described below, estimate the derived service period of awards with market conditions.

Expected Volatility: Since the Company did not have a trading history of its common stock prior to our IPO and since such trading history subsequent to our IPO is limited and may be less than the expected term of an award or our Warrants, the expected volatility is derived from a weighted average of (i) our historical volatility over our entire trading history, with respect to certain more recent awards, and (ii) the average historical stock volatilities of several public companies within the Company’s industry that it considers to be comparable to its business over a period equivalent to the expected term of the stock option grants, or awards granted with market conditions.

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

Similarly, our use of a volatility estimate based on historical stock volatilities of a peer group of other public companies may differ significantly from the actual future volatility of our stock over the term our Warrants and our options or awards with market conditions are held. Higher estimated volatility compared to future actual results may result in higher recognized expense or fair value of our Warrants and alternatively, lower expected volatility compared to future actual results may result in lower recognized expense or fair value of our Warrants.

Changes to any of our assumptions, but particularly our estimates of expected term or derived service period and volatility, could change the fair value of our Warrants, as well as our options or awards with market conditions which could impact the amount of stock-based compensation expense we report each period. Changes in the trading price of our common stock on Nasdaq could also have a significant impact on the fair value of our Warrants, as well as whether awards with market conditions are ultimately earned.

Impairment

Our accounting policies relating to impairment of our long-lived assets held for use and of goodwill may be found in Note 2, "Summary of significant accounting policies" in our Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.

Judgments and assumptions

Key judgments and assumptions involving our assessment of impairment of our long-lived assets, as well as goodwill, may include:

•
Determination of whether events or changes in circumstances indicate that the carrying value of our long-lived assets or goodwill might be impaired. Such factors to consider may include an evaluation of changes in the business or regulatory climate, market conditions or other events impacting our operations;
•
Estimating future cash flows of our long-lived assets or asset groups, which may involve assumptions as to the lowest level of our assets at which cash flows are generated, including future growth and risk-adjusted discount rates, as well as a terminal growth rate or value and future market conditions;
•
Estimates of assumptions a market participant would use in determining the fair value of the affected long-lived assets or asset groups; and
•
Estimating the fair value of the consolidated company.

In estimating the fair value of the consolidated company, we used our market capitalization based on our closing stock price on the Nasdaq Capital Market at March 31, 2025. Our daily closing stock price is affected by numerous factors, some of which may not directly involve the operations of the company and, historically, has demonstrated high volatility.

We did not identify any impairments of our long-lived assets or goodwill during the three months ended March 31, 2025 and 2024.

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

Non-GAAP Financial Measures

Adjusted EBITDA, adjusted net loss and adjusted earnings per share ("EPS")

We utilize Adjusted EBITDA, Adjusted Net Loss, and Adjusted EPS as supplemental measures of our performance. We define Adjusted EBITDA as net loss plus (i) provision for (benefit from) income taxes, (ii) interest expense, less interest income, (iii) depreciation expense, (iv) amortization of intangibles, (v) stock-based compensation, and (vi) Chief Executive Officer ("CEO") transition costs, non-routine legal fees, costs associated with our Reverse Stock Split, severance and certain other costs (credits). We also deduct the contingent gains arising from earnout payments and project escrow releases relating to the disposal of our investment in an unconsolidated subsidiary and gains from changes in fair value of our warrant liability from net loss in arriving at Adjusted EBITDA. We define Adjusted Net Loss as net loss plus (i) amortization of debt issue costs and intangibles, (ii) stock-based compensation, (iii) CEO transition costs, non-routine legal fees, costs associated with our Reverse Stock Split, severance and certain other costs (credits), and (iv) the income tax expense (benefit) of those adjustments, if any. We also deduct the contingent gains arising from earnout payments and project escrow releases relating to the disposal of our investment in an unconsolidated subsidiary and gains from changes in fair value of our warrant liability in arriving at Adjusted Net Loss. Adjusted EPS is defined as Adjusted Net Loss on a per share basis using our weighted average diluted shares outstanding.

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

	Three months ended March 31,
	2025		2024
(in thousands, except shares and per share data)	Adjusted EBITDA	Adjusted Net Loss	Adjusted EBITDA	Adjusted Net Loss
Net loss per U.S. GAAP	$(3,819)	$(3,819)	$(8,771)	$(8,771)
Reconciling items -
Provision for (benefit from) income taxes	254	—	(11)	—
Interest expense	711	—	317	—
Interest income	(6)	—	(181)	—
Amortization of debt discount and issue costs in interest expense	—	210	—	177
Depreciation expense	302	—	270	—
Amortization of intangibles	—	—	134	134
Stock-based compensation	280	280	1,639	1,639
Gain from disposal of investment in unconsolidated subsidiary(a)	(3,204)	(3,204)	(4,085)	(4,085)
Gain from change in fair value of warrant liability(b)	(4,604)	(4,604)	—	—
CEO transition(c)	160	160	—	—
Non-routine legal fees(d)	—	—	33	33
Reverse stock split(e)	1	1	—	—
Severance costs(f)	175	175	—	—
Adjusted Non-GAAP amounts	$(9,750)	$(10,801)	$(10,655)	$(10,873)

U.S. GAAP net loss per share:
Basic(g)	N/A	$(0.30)	N/A	$(0.70)
Diluted(g)	N/A	$(0.58)	N/A	$(0.70)

Adjusted Non-GAAP net loss per share (Adjusted EPS):
Basic(g)	N/A	$(0.84)	N/A	$(0.87)
Diluted(g)	N/A	$(0.84)	N/A	$(0.87)

Weighted-average common shares outstanding:
Basic(g)	N/A	12,888,695	N/A	12,556,938
Diluted(g)	N/A	12,888,695	N/A	12,556,938

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
(c)

In connection with hiring a new CEO in August 2024, we agreed to upfront and incremental sign-on bonuses (collectively, the "sign-on bonuses"), a portion of which was paid to our CEO in 2024, with clawback provisions over the next two years, and a portion of which will be paid annually during 2025 and 2026, all contingent upon continued employment. These sign-on bonuses will be expensed over the periods through October 1, 2026, to reflect the required service periods. We do not view these sign-on bonuses as being part of the normal on-going compensation arrangements for our CEO.

(d)	Non-routine legal fees represent legal fees and other costs incurred for specific matters that were not ordinary or routine to the operations of the business.
(e)

We incurred incremental professional fees in 2025 relating to final reconciliation of information relating to our stock compensation awards as a result of the Reverse Stock Split that was consummated effective November 29, 2024. We do not consider these fees to be part of our normal ongoing operations.

(f)	Severance costs in 2025 were due to restructuring changes.
(g)	Prior year per-share amounts and number of shares, as applicable, have been revised to reflect the Reverse Stock Split, effective November 29, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of customer concentrations and fluctuations in steel, aluminum and logistics/transportation prices, as well as from fluctuations in the trading price of our common stock. We do not hold or issue financial instruments for trading purposes.

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

We had $5.9 million of cash and cash equivalents on hand, the vast majority of which was located in the United States as of March 31, 2025. We regularly maintain cash balances with various financial institutions that exceed federally insured amounts, but we have experienced no losses associated with these amounts to date. We periodically evaluate the financial health of the financial institutions we use and may take action in future periods, similar to past actions, to reallocate cash balances between financial institutions based on our evaluation.

Certain of our cash equivalents include deposits in money market funds that invest primarily in short-term securities issued or guaranteed by the U.S. government or its agencies or instrumentalities and contain no restrictions on immediate redemption. The carrying value for these money market fund deposits approximates fair value based on quoted prices in active markets for units held (Level 1 classification) and totaled $0.5 million at both March 31, 2025 and December 31, 2024.

At March 31, 2025, we had Senior Notes outstanding with principal and accrued interest totaling $15.6 million and we estimated the fair value our outstanding Warrants to be approximately $4.9 million. The fair value of our debt is impacted by changes in interest and market rates for similar debt and the fair value of our Warrants is largely impacted by changes in the trading price of our common stock, among other factors.

We have no other financial instruments as of March 31, 2025 or December 31, 2024, other than certain non-functional currency intercompany and third-party receivables and payables, which are subject to foreign exchange, interest rate or market risks.

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

Further, our accounts receivable are from companies within or serving the solar industry and, as such, we are exposed to normal industry credit risks. We continually evaluate our reserves for potential credit losses and establish initial reserves based on our expectation of lifetime expected credit losses.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2025 in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Identification of material weakness

During the fourth quarter of 2024, we identified a control failure that occurred in regard to a specific fact pattern involving the accounting for contract change orders with a specific customer that resulted in an overstatement in our calculation of revenue being recognized over time on certain affected projects. The error was corrected and reflected properly in our 2024 Consolidated Financial Statements. Based on our assessment of other projects with a similar fact pattern, we believe the error was limited to the identified projects and was not pervasive in our process of revenue recognition involving other customers and projects, and has no impact on any previously reported financial results.

Due to the significance of our accounting for revenue, we deemed this to be a material weakness in our controls involving recognition of revenue over time. As a result, we have begun efforts to enhance our internal accounting processes and management review controls in an effort to be more effective in preventing and detecting such errors on a more timely basis in the future.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various claims, lawsuits, investigations, and other proceedings arising in the normal course of business.

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

CBP has legally finalized both Revised CBP Assessments. We filed a formal protest for the 625 Assessment in September of 2023 and for the Revised 939 Assessment in March of 2024. Based on the above, and under the relevant accounting guidance related to loss contingencies, we have made no accrual for the amounts claimed by CBP as of March 31, 2025, as we do not consider these amounts to be a probable obligation, as such term is defined and interpreted under the relevant accounting guidance, for us at this time. However, because matters of this nature are subject to inherent uncertainties, and unfavorable rulings or developments, including future assessments of additional duties or tariffs owed in respect of other shipments or other materials beyond what is presently included in the Revised CBP Assessments, could occur despite our belief that the tariffs and duties asserted are incorrect, there can be no certainty that the Company may not ultimately incur charges that are not currently recorded as liabilities. Since the outcome of these matters cannot be predicted with certainty, the costs associated with them could have a material adverse effect on our consolidated results of operations, financial position, or liquidity.

ITEM 1A. RISK FACTORS

We are subject to a number of risks that in some cases have and moving forward if realized could further adversely affect our business, strategies, prospects, financial condition, results of operations and cash flows. Some of the more significant risks and uncertainties we face include those summarized below. The summary below is not exhaustive and is qualified by reference to the full set of risk factors set forth in Item 1A. "Risk Factors" in our 2024 Annual Report.

Since the issuance of our 2024 Annual Report, there have been further developments with regard to international trade policy, including implementation of tariffs by the United States government on various countries. For example, effective April 5, 2025, the United States imposed a universal 10% tariff on most imports into the United States, excluding certain trade agreements. Since then, the United States also imposed a 145% tariff on goods imported from China, and China imposed a retaliatory 125% tariff on goods imported from the United States. As of the issuance of this Quarterly Report, matters involving tariffs continue to evolve and change, including in some cases, implementation of temporary pauses on certain announced tariffs as negotiations on final trade deals occur. Depending on the terms of our existing contracts with customers, we may not in all cases be able to fully recover the increased cost of tracker systems currently being manufactured for our customers by our international vendors due to higher tariffs currently in place, which has and may continue to impact our expected profitability under certain contracts.

Please carefully consider all of the information in this Quarterly Report and our 2024 Annual Report, including the full set of risks set forth in Item 1A. "Risk Factors" of our 2024 Annual Report, and in our other filings with the SEC before making an investment decision regarding us.

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

As described further in Note 2 in Part I, Item 1 under the section "Liquidity and Going Concern" and in Part I, Item 2 of this Quarterly Report under the section "Liquidity and Capital Resources", we have a history of cash outflows to fund operations.

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
Furnish the information required by Item 407(c)(3) of Regulation S-K (§229.407 of this chapter)

None

(c)
Furnish the information required by Item 408(a) of Regulation S-K (17 CFR 229.408(a)).

None of our directors or officers adopted, amended or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K during the three months ended March 31, 2025.

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

Term Sheet, dated March 4, 2025, by and between FTC Solar, Inc. and AV Securities, Inc. (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2025 and incorporated herein by reference)

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

FTC SOLAR, INC.

Date: May 1, 2025	/s/ Cathy Behnen
Cathy Behnen, Chief Financial Officer