Form 10-Q
period 2025-06-30
FTC Solar, Inc.
filed 2025-08-05
CIK 1828161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

As of July 25, 2025, 14,874,797 shares of the registrant's common stock were outstanding.

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

ITEM 1. FINANCIAL STATEMENTS

FTC Solar, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except shares and per share data)	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$3,519	$11,247
Accounts receivable, net of allowance for credit losses of $1,909 and $1,717 at June 30, 2025 and December 31, 2024, respectively	45,648	39,709
Inventories	7,316	10,144
Prepaid and other current assets	13,813	15,028
Total current assets	70,296	76,128
Operating lease right-of-use assets	930	1,149
Property and equipment, net	1,931	2,217
Goodwill	7,268	7,139
Equity method investment	391	954
Other assets	2,139	2,341
Total assets	$82,955	$89,928
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$17,867	$12,995
Accrued expenses	30,410	20,134
Income taxes payable	408	325
Deferred revenue	1,492	5,306
Other current liabilities	10,456	10,313
Total current liabilities	60,633	49,073
Long-term debt	10,895	9,466
Operating lease liability, net of current portion	436	411
Warrant liability	—	9,520
Other non-current liabilities	1,949	2,422
Total liabilities	73,913	70,892
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock par value of $0.0001 per share, 10,000,000 shares authorized; none issued as of June 30, 2025 and December 31, 2024	—	—
Common stock par value of $0.0001 per share, 850,000,000 shares authorized; 14,872,017 and 12,853,823 shares issued and outstanding as of June 30, 2025 and December 31, 2024	1	1
Treasury stock, at cost; 1,076,257 shares as of June 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	376,464	367,318
Accumulated other comprehensive loss	(433)	(542)
Accumulated deficit	(366,990)	(347,741)
Total stockholders’ equity	9,042	19,036
Total liabilities and stockholders’ equity	$82,955	$89,928

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except shares and per share data)	2025	2024	2025	2024
Revenue:
Product	$15,867	$8,776	$34,069	$19,681
Service	4,126	2,654	6,727	4,336
Total revenue	19,993	11,430	40,796	24,017
Cost of revenue:
Product	18,876	10,467	38,987	22,834
Service	5,036	3,306	9,175	5,634
Total cost of revenue	23,912	13,773	48,162	28,468
Gross loss	(3,919)	(2,343)	(7,366)	(4,451)
Operating expenses
Research and development	1,129	1,535	2,053	2,974
Selling and marketing	1,291	2,036	2,427	4,424
General and administrative	5,160	6,010	10,213	12,577
Total operating expenses	7,580	9,581	14,693	19,975
Loss from operations	(11,499)	(11,924)	(22,059)	(24,426)
Interest expense	(731)	(117)	(1,442)	(434)
Interest income	5	118	11	299
Gain from disposal of investment in unconsolidated subsidiary	—	—	3,204	4,085
Gain on sale of Atlas	50	—	50	—
Gain (loss) from change in fair value of warrant liability	(2,836)	—	1,768	—
Other income (expense), net	71	(7)	75	29
Loss from unconsolidated subsidiary	(451)	(246)	(563)	(511)
Loss before income taxes	(15,391)	(12,176)	(18,956)	(20,958)
Provision for income taxes	(39)	(65)	(293)	(54)
Net loss	(15,430)	(12,241)	(19,249)	(21,012)
Other comprehensive income (loss):
Foreign currency translation adjustments	81	36	109	(145)
Comprehensive loss	$(15,349)	$(12,205)	$(19,140)	$(21,157)
Net loss per share:
Basic and diluted(*)	$(1.18)	$(0.97)	$(1.49)	$(1.67)
Weighted-average common shares outstanding:
Basic and diluted(*)	13,098,825	12,617,128	12,948,189	12,581,608

* -	Prior year per-share amounts and number of shares, as applicable, have been revised to reflect the Reverse Stock Split effective November 29, 2024.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

For the three and six months ended June 30, 2025:

	Preferred stock		Common stock		Treasury stock
(in thousands, except shares)	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-In capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
Balance as of December 31, 2024	—	$—	12,853,823	$1	1,076,257	$—	$367,318	$(542)	$(347,741)	$19,036
Shares issued during the period for vested restricted stock awards	—	—	209,486	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	5,000	—	—	—	3	—	—	3
Stock-based compensation	—	—	—	—	—	—	280	—	—	280
Net loss	—	—	—	—	—	—	—	—	(3,819)	(3,819)
Other comprehensive gain	—	—	—	—	—	—	—	28	—	28
Balance as of March 31, 2025	—	—	13,068,309	1	1,076,257	—	367,601	(514)	(351,560)	15,528
Shares issued during the period for vested restricted stock awards	—	—	53,708	—	—	—	—	—	—	—
Exercise of warrants	—	—	1,750,000	—	—	—	7,927	—	—	7,927
Stock-based compensation	—	—	—	—	—	—	936	—	—	936
Net loss	—	—	—	—	—	—	—	—	(15,430)	(15,430)
Other comprehensive gain	—	—	—	—	—	—	—	81	—	81
Balance as of June 30, 2025	—	$—	14,872,017	$1	1,076,257	$—	$376,464	$(433)	$(366,990)	$9,042

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Continued)

(unaudited)

For the three and six months ended June 30, 2024:

	Preferred stock		Common stock		Treasury stock
(in thousands, except shares)	Shares	Amount	Shares(*)	Amount(*)	Shares(*)	Amount	Additional paid-In capital(*)	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
Balance as of December 31, 2023	—	$—	12,544,533	$1	1,076,257	$—	$361,898	$(293)	$(299,135)	$62,471
Shares issued during the period for vested restricted stock awards	—	—	50,693	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,639	—	—	1,639
Net loss	—	—	—	—	—	—	—	—	(8,771)	(8,771)
Other comprehensive loss	—	—	—	—	—	—	—	(181)	—	(181)
Balance as of March 31, 2024	—	—	12,595,226	1	1,076,257	—	363,537	(474)	(307,906)	55,158
Shares issued during the period for vested restricted stock awards	—	—	100,908	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	4,124	—	—	—	3	—	—	3
Stock-based compensation	—	—	—	—	—	—	1,285	—	—	1,285
Net loss	—	—	—	—	—	—	—	—	(12,241)	(12,241)
Other comprehensive gain	—	—	—	—	—	—	—	36	—	36
Balance as of June 30, 2024	—	$—	12,700,258	$1	1,076,257	$—	$364,825	$(438)	$(320,147)	$44,241

* -	Prior year shares and amounts, as applicable, have been revised to reflect the Reverse Stock Split effective November 29, 2024.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30,
(in thousands)	2025	2024
Cash flows from operating activities
Net loss	$(19,249)	$(21,012)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	1,216	2,924
Depreciation and amortization	607	812
Gain from change in fair value of warrant liability	(1,768)	—
Gain from sale of property and equipment	(3)	—
Amortization of debt discount and issue costs	427	236
Paid-in-kind non-cash interest	1,001	—
Provision for obsolete and slow-moving inventory	—	177
Loss from unconsolidated subsidiary	563	511
Gain from disposal of investment in unconsolidated subsidiary	(3,204)	(4,085)
Gain on sale of Atlas	(50)	—
Warranties issued and remediation added	1,614	1,639
Warranty recoverable from manufacturer	191	238
Credit loss provisions	192	587
Deferred income taxes	425	223
Lease expense and other	594	609
Impact on cash from changes in operating assets and liabilities:
Accounts receivable	(5,956)	23,181
Inventories	2,828	(13,333)
Prepaid and other current assets	1,193	(864)
Other assets	(392)	(562)
Accounts payable	4,819	9,483
Accruals and other current liabilities	9,507	(13,463)
Deferred revenue	(3,814)	(1,017)
Other non-current liabilities	(830)	(1,331)
Lease payments and other, net	(691)	(588)
Net cash used in operations	(10,780)	(15,635)
Cash flows from investing activities:
Purchases of property and equipment	(268)	(1,131)
Proceeds from sale of Atlas software platform	50	—
Proceeds from sale of property and equipment	3	—
Equity method investment in Alpha Steel	—	(1,800)
Proceeds from disposal of investment in unconsolidated subsidiary	3,204	4,085
Net cash provided by investing activities	2,989	1,154
Cash flows from financing activities:
Proceeds from stock option exercises	3	3
Net cash provided by financing activities	3	3
Effect of exchange rate changes on cash and cash equivalents	60	22
Decrease in cash and cash equivalents	(7,728)	(14,456)
Cash and cash equivalents at beginning of period	11,247	25,235
Cash and cash equivalents at end of period	$3,519	$10,779

Supplemental disclosures of cash flow information:
Purchases of property and equipment included in ending accounts payable and accruals	$104	$202
Fair value of common stock issued upon warrant exercise	$7,927	$—
Right-of-use asset and lease liability recognition for new leases	$165	$500
Paid-in-kind non-cash interest added to Senior Notes principal	$1,001	$—
Cash paid during the period for interest	$14	$189
Cash paid during the period for taxes, net of refunds	$12	$78

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

We are a global provider of solar tracker systems, supported by proprietary software and value-added engineering services. Solar tracker systems move solar panels throughout the day to maintain an optimal orientation relative to the sun, thereby increasing the amount of solar energy produced at a solar installation. Our one module-in-portrait ("1P") solar tracker system is marketed under the Pioneer brand name ("Pioneer") and our original two modules-in-portrait ("2P") solar tracker system is marketed under the Voyager brand name (“Voyager”). We also have a mounting solution to support the installation and use of U.S.-manufactured thin-film modules. Our primary software offerings include SUNPATH, which helps customers optimize solar tracking for increased energy production, and our SUNOPS real-time operations management platform. In addition, we have a team of renewable energy professionals available to assist our U.S. and worldwide clients in site layout, structural design, pile testing and other needs across the solar project development and construction cycle. Our products and services provide tracker solutions for large utility-scale solar and distributed generation projects around the world. Our customers are primarily engineering, procurement and construction companies ("EPCs") and we also contract with developers and owners. The Company is headquartered in Austin, Texas, and has international subsidiaries in Australia, China, India, South Africa and Spain.

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

In the opinion of management, all adjustments of a normal recurring nature have been made that are considered necessary for a fair statement of our financial position as of June 30, 2025 and December 31, 2024, and our results of operations for the three and six months ended June 30, 2025 and cash flows for the six months ended June 30, 2025 and 2024. The Condensed Consolidated Balance Sheet as of December 31, 2024 has been derived from the Company’s audited Consolidated Financial Statements but does not include all disclosures required by U.S. GAAP. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. Intercompany balances and transactions have been eliminated in consolidation.

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

Liquidity and Going Concern

We have incurred cumulative losses since inception and have a history of cash outflows from operations, inclusive of $10.8 million in cash utilized in our operating activities during the six months ended June 30, 2025. As of June 30, 2025, we had cash on hand of $3.5 million and $9.7 million of working capital.

As of June 30, 2025, in addition to our cash on hand and working capital, we had nearly $13.8 million of capacity available for future sales of our common stock under our ATM program as defined and described further in Note 14, "ATM Program" below. There can be no assurance regarding the price at which we will be able to sell such shares, and any sales of our common stock under the ATM program may be at prices that result in additional dilution to our existing stockholders.

As described further in Note 19, "Subsequent events", on July 2, 2025 (the "Closing Date"), we entered into a Credit Agreement (the "Credit Agreement") by and among the Company, as borrower, each lender party thereto from time to time (the "Lenders"), and Acquiom Agency Services LLC, as administrative agent for the Lenders. The Credit Agreement provides for a senior secured term facility of up to $75 million, consisting of (i) $14.3 million principal amount of Initial Term Loans that were funded on the Closing Date; (ii) $23.2 million principal amount of First Delayed Draw Term Loans that may be funded during the 90-day period following the Closing Date, subject to Company stockholder approval of the issuance of all of the shares of the Company's common stock issuable upon the full exercise of the warrants issued to the Lenders on the Closing Date in connection with the transaction under the Credit Agreement; and (iii) up to $37.5 million principal amount of Second Delayed Draw Term Loans that may be requested by the Company and approved by the Lenders in their sole discretion. After deductions for certain fees and expenses, the net proceeds received by the Company on the Closing Date from the funding of the Initial Term Loans totaled approximately $13.0 million.

Based on our cash position at June 30, 2025, including consideration of the $13.0 million of net proceeds from the initial funding received on July 2, 2025 under the Credit Agreement, and in view of our recent operating losses and due to the availability of additional financing provided by the Credit Agreement following the Closing Date in the form of the First Delayed Draw Term Loans and Second Delayed Draw Term Loans not being completely within our control, we have concluded that substantial doubt exists as to our ability to continue as a going concern within the next year.

We also have a contractual obligation that could require us to make additional capital contributions of up to $0.8 million to Alpha Steel, as well as make a minimum level of purchases from Alpha Steel, as described further in Note 9, "Equity method investment" below. In the event we were to fail to meet our minimum required purchase commitments during a specified period, including the period from July 1, 2025 to June 30, 2026, we may be required to make a cash payment for the net profit attributable to any unfilled requirements, calculated as specified in the agreement, in an amount not to exceed $4.0 million in the aggregate.

Our ability to meet our liquidity needs over the next year is dependent upon (i) our cash on hand (subject to a $20.0 million minimum unrestricted cash covenant under the Credit Agreement effective for the quarter ended September 30, 2025 (such minimum cash covenant and the other financial covenants under the Credit Agreement as described further in Note 19, "Subsequent events")), (ii) our expectations of increased project activity and cash flow during the twelve-month period following issuance of these Condensed Consolidated Financial Statements, (iii) the availability of expected additional proceeds in the form of First Delayed Draw Term Loans under the Credit Agreement during September 2025, the funding of which is subject to Company stockholder approval of the issuance of all of the shares of the Company's common stock issuable upon the full exercise of the warrants issued, and the potential availability of the Second Delayed Draw Term Loans that may be requested by the Company and approved by the Lenders in their sole discretion, and (iv) utilization, as appropriate, of the capacity available for future sales of our common stock under the ATM program, which is currently constrained to a degree by the size of our non-affiliate market capitalization, our trading volume and other factors. In addition, we continue to remain focused on implementing additional cost savings steps, which could impact, among other things, the location of our headcount and the level of services currently provided by third parties.

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

Cash and cash equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Certain of our cash equivalents include deposits in money market funds that invest primarily in short-term securities issued or guaranteed by the U.S. government or its agencies or instrumentalities and contain no restrictions on immediate redemption. These deposits totaled $0.5 million at both June 30, 2025 and December 31, 2024. Interest earned on cash equivalents is included in interest income in our Condensed Consolidated Statements of Comprehensive Loss.

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

No impairment of goodwill was recognized as of June 30, 2025 or during 2024.

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

Determine the transaction price: The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring services to the customer. Such amounts are typically stated in the customer contract, and to the extent that we identify variable consideration, we will estimate the variable consideration at the onset of the arrangement as long as it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Other than with respect to the impact of changes in tariff rates, the majority of our contracts do not contain variable consideration provisions as a continuation of the original contract. None of our contracts contain a significant financing component. Taxes collected from customers and remitted to governmental authorities are not included in revenue.

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

Impact of changes in tariffs on our revenue recognition: In cases where our existing contracts have legally enforceable terms that allow us to pass the increased cost of tariffs to our customers automatically, any change in the transaction price will be accounted for as a change in our estimate of variable consideration and allocated to our performance obligations on the same basis as our initial allocation at contract inception. Where price changes resulting from tariffs need to be separately negotiated and agreed to with our customers, we will apply the contract modification guidance in Accounting Standards Codification 606, Revenue from Contracts with Customers, once the modification is enforceable. We will also take into account tariff rates in effect at each period end in measuring our progress toward satisfaction of our performance obligations in recognizing revenue.

Contract assets and liabilities: The timing of revenue recognition, billing, and cash collection results in the recognition of accounts receivable, unbilled receivables for revenue recognized in excess of billings, and deferred revenue in the Condensed Consolidated Balance Sheets. We have elected to use the practical expedient of expensing incremental costs of obtaining a contract for our contracts of less than one year in duration. We may receive advances or deposits from our customers before revenue is recognized, resulting in contract liabilities, which are reflected as “deferred revenue” in our Condensed Consolidated Balance Sheets. Customer deposits are short term as the related performance obligations are typically fulfilled within 12 months. Changes in deferred revenue relate to fluctuations in the timing of customer deposits and completion of performance obligations. Revenue recognized during the three and six months ended June 30, 2025, from amounts included in deferred revenue at December 31, 2024, totaled $1.2 million and $5.3 million, respectively. Approximately, $0.2 million and $2.5 million of revenue was recognized during the three and six months ended June 30, 2024, respectively, from amounts included in deferred revenue at December 31, 2023, which totaled $3.6 million.

Cost of revenue consists primarily of costs related to raw materials, equipment manufacturing activities, net of incentives earned, freight and delivery, tariffs, product warranty, remediation and personnel costs (salaries, bonuses, benefits, and stock-based compensation). Personnel costs in cost of revenue include both direct labor costs, as well as costs attributable to any individuals whose activities relate to the procurement, installment and delivery of the finished product and services. Cost of revenue owed but not yet paid is recorded as accrued cost of revenue in the accompanying Condensed Consolidated Balance Sheets. Deferred cost of revenue, a component of our prepaid and other current assets, results from the timing differences between the costs incurred in advance of the satisfaction of all revenue recognition criteria consistent with our revenue recognition policy.

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

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act, which accelerates the phase-outs and terminations of various eligible tax credits enacted as part of the IRA and places restrictions on continued receipt of tax credits by specified foreign entities and foreign influenced entities.

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

In March 2024, the SEC adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. This rule would require registrants to disclose certain climate-related information in registration statements and annual reports. In April 2024, the SEC issued a stay of the final rules pending a judicial review of the validity of the rules by the Eighth Circuit Court of Appeals. In March 2025, the SEC sent a letter to the Eighth Circuit stating that they were withdrawing their defense of the rules and would no longer advance the arguments in the brief they had filed. In April 2025, the Eighth Circuit issued an order to hold the case in abeyance, as requested by a group of intervening states and the District of Columbia, pending the SEC filing a status report as to whether it intends to review or reconsider the rules at issue in the case or enforce them if the Eight Circuit upholds the climate disclosure rule. On July 23, 2025, the SEC responded to the order of the Eighth Circuit by issuing a status report stating it had no intention of reviewing or reconsidering the rules at this time and asked the Court to decide the case before the SEC commits to a course of action. The rules remain stayed by the SEC. We continue to monitor developments in the case to determine if there will ultimately be any impact on our disclosures.

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

In May 2025, the FASB issued ASU 2025-04, Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606). This new guidance applies to all entities that issue share-based consideration to a customer that is within the scope of Topic 606. The guidance revises the definition of a performance condition to include conditions based on a customer's purchases and eliminates the policy election allowing grantors to account for forfeitures of customer awards as they occur. It also clarifies that the guidance on constraining estimates of variable consideration does not apply to share-based consideration payable to a customer. We are required to adopt this new standard on either a modified retrospective or a retrospective basis beginning in the first quarter of 2027. We are currently evaluating the impact, if any, on the Company upon adoption and have made no determination at this time regarding the method of adoption to be used.

Other standards or regulatory requirements that have been issued but not yet adopted as of June 30, 2025, are either not applicable to us or are not expected to have any material impact upon adoption.

Reclassifications

Prior year amounts relating to interest income in our Condensed Consolidated Statements of Comprehensive Loss have been reclassified to conform to the current year presentation. There was no impact on our financial condition or results of operations as a result of the reclassification.

3. Accounts receivable, net

Accounts receivable consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Trade receivables	$23,239	$22,369
Related party receivables	4,005	3,121
Revenue recognized in excess of billings	20,133	15,936
Other receivables	180	—
Total	47,557	41,426
Allowance for credit losses	(1,909)	(1,717)
Accounts receivable, net	$45,648	$39,709

Information about our related party receivables at June 30, 2025, may be found below in Note 16, "Related party transactions".

Activity in the allowance for credit losses during the three and six months ended June 30, 2025 and 2024 was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Balance at beginning of period	$1,625	$9,227	$1,717	$8,557
Amounts charged to earnings during the period	284	(83)	192	587
Write-offs of accounts	—	(8,912)	—	(8,912)
Balance at end of period	$1,909	$232	$1,909	$232

4. Inventories

Inventories consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Finished goods	$7,832	$10,660
Allowance for slow-moving and obsolete inventory	(516)	(516)
Total	$7,316	$10,144

5. Prepaid and other current assets

Prepaid and other current assets consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Vendor deposits	$6,344	$7,184
Vendor deposits with related party	2,029	2,005
Prepaid expenses	763	842
Prepaid taxes	685	595
Deferred cost of revenue	337	433
Other current assets	3,655	3,969
Total	$13,813	$15,028

At June 30, 2025 and December 31, 2024, other current assets included $2.0 million for a non-interest-bearing customer advance related to pre-project construction financing activities. This advance is secured by certain customer assets.

6. Leases

We lease office and warehouse space in various locations, including our corporate headquarters in Austin, Texas. Additionally, we lease space for an applications laboratory in Austin, Texas and research and development facilities in Seguin, Texas and India. All of our manufacturing is outsourced to contract manufacturing partners, and we currently do not own or lease any manufacturing facilities.

Our expense for our operating leases consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Operating lease cost	$267	$300	$594	$609
Short-term lease cost	82	111	148	204
Total lease cost	$349	$411	$742	$813

Reported in:
Cost of revenue	$188	$259	$371	$495
Research and development	26	14	33	28
Selling and marketing	20	39	47	87
General and administrative	115	99	291	203
Total lease cost	$349	$411	$742	$813

Future remaining operating lease payment obligations were as follows:

(in thousands)	June 30, 2025
Remainder of 2025	$398
2026	274
2027	242
2028	70
2029	57
Thereafter	24
Total lease payments	1,065
Less: imputed interest	(136)
Present value of operating lease liabilities	$929

Current portion of operating lease liability	$493
Operating lease liability, net of current portion	436
Present value of operating lease liabilities	$929

7. Property and equipment, net

Property and equipment consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Leasehold improvements	$337	$338
Field equipment	1,117	1,108
Information technology equipment	721	659
Tooling	2,109	1,847
Capitalized software	996	1,011
Total	5,280	4,963
Accumulated depreciation	(3,349)	(2,746)
Property and equipment, net	$1,931	$2,217

Depreciation expense for the three months ended June 30, 2025 and 2024, totaled $0.3 million in each period. Depreciation expense for the six months ended June 30, 2025 and 2024, totaled $0.6 million and $0.5 million, respectively.

8. Goodwill

During the six months ended June 30, 2025 and 2024, activity in our goodwill balance was as follows:

	Six months ended June 30,
(in thousands)	2025	2024
Balance at beginning of period	$7,139	$7,538
Translation	129	(369)
Balance at end of period	$7,268	$7,169

9. Equity method investment

We have a 45% interest in Alpha Steel LLC ("Alpha Steel"), which is accounted for under the equity method of accounting. Alpha Steel, located in Sealy, Texas, is dedicated to producing steel components, including torque tubes, for utility-scale solar projects. Taihua New Energy (Thailand) Co., LTD ("Taihua") has a 51% interest in Alpha Steel and DAYV LLC, an entity owned by members of the Board of Managers of Alpha Steel and a related party with the parent company of Taihua, has a 4% interest in Alpha Steel. The Chief Executive

Officer of Taihua is the General Manager of Alpha Steel. We have equal voting representation with Taihua and DAYV LLC, combined, on Alpha Steel's Board of Managers which is responsible, through majority vote, for making certain "major decisions" involving Alpha Steel, as specified in the limited liability company agreement ("LLC Agreement"), including, among other things, approval of an annual business plan. Pursuant to the LLC Agreement, we could be required to make up to $0.8 million in future additional capital contributions as Alpha Steel continues to expand production. For the six months ended June 30, 2025 and 2024, we recognized losses of $0.6 million and $0.5 million, respectively, which represent our share of the net operating losses incurred by Alpha Steel during each period. Losses recognized for the three months ended June 30, 2025 and 2024, were $0.5 million and $0.2 million, respectively.

In connection with the creation of Alpha Steel, we also entered into an equipment supply agreement with Alpha Steel, as amended, (the "Supply Agreement"), effective through June 30, 2027, the terms of which apply to our equipment purchase orders. Pursuant to the Supply Agreement, we committed to placing a minimum level of purchase orders for torque tubes with Alpha Steel during the period from July 1, 2025 to June 30, 2026 and for the subsequent annual period. In the event we fail to meet our minimum required purchase commitments in any period, we may be required to make a cash payment for the net profit attributable to any unfilled requirements, calculated as specified in the agreement, in an amount not to exceed $4.0 million in the aggregate in each measurement period. The Supply Agreement may be terminated early in accordance with its provisions or may be extended beyond the initial term if mutually agreed to by the parties.

10. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	June 30, 2025	December 31, 2024
Accrued cost of revenue	$19,885	$13,033
Related party accrued cost of revenue	5,915	1,718
Accrued compensation	2,699	3,687
Other accrued expenses	1,911	1,696
Total accrued expenses	$30,410	$20,134

Warranty reserves	$9,861	$9,482
Current portion of operating lease liability	493	755
Non-federal tax obligations	102	76
Total other current liabilities	$10,456	$10,313

Information relating to our related party accrued cost of revenue at June 30, 2025 and December 31, 2024 may be found below in Note 16, "Related party transactions".

Other accrued expenses primarily include amounts due for (i) legal costs associated with outstanding corporate or legal matters and (ii) other professional services.

Activity by period in the Company's warranty accruals was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Balance at beginning of period	$11,851	$10,472	$11,904	$11,002
Warranties issued and remediation added during the period	569	801	1,614	1,639
Settlements made during the period	(585)	(443)	(1,241)	(1,292)
Changes in liability for pre-existing warranties	(25)	(415)	(467)	(934)
Balance at end of period	$11,810	$10,415	$11,810	$10,415

			As of
			June 30, 2025	June 30, 2024
Warranty accruals are reported in:
Other current liabilities			$9,861	$7,264
Other non-current liabilities			1,949	3,151
Balance at end of period			$11,810	$10,415

11. Income taxes

For the three months ended June 30, 2025 and 2024, we recorded income tax expense of $0.04 million and $0.07 million, respectively, and for the six months ended June 30, 2025 and 2024, we recorded income tax expense of $0.29 million and $0.05 million, respectively. These amounts for each period were lower than the statutory rate of 21%, primarily due to a valuation allowance established against the U.S. deferred tax assets.

We have had no material change in our unrecognized tax benefits since December 31, 2024. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of June 30, 2025, and December 31, 2024, we had no accrued interest or penalties related to unrecognized tax benefits.

On July 4, 2025, President Trump signed the One Big Beautiful Bill Act, which includes a broad range of tax reform provisions affecting businesses, including extending and modifying certain key Tax Cuts & Jobs Act provisions and expanding certain IRA incentives, while accelerating the phase-out of others. We do not anticipate this new law will have a material impact on our income tax expense or liability due to the valuation allowance against our U.S. deferred tax assets.

12. Debt

(in thousands)	June 30, 2025	December 31, 2024
Senior notes	$16,147	$15,146
Less: discount and deferred loan costs	(5,252)	(5,680)
Long-term debt, net	$10,895	$9,466

On December 4, 2024, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor as the purchaser under the Purchase Agreement (the “Investor”). Pursuant to the Purchase Agreement, we sold, and the Investor purchased, $15.0 million in principal amount of senior secured promissory notes (the “Senior Notes”) and warrants exercisable for 1,750,000 shares of our common stock (the “ Original Warrants”) (the “Offering”).

The Senior Notes required interest to be paid in cash at the rate of 11% per annum; provided, however, that the Company could, at its option, following notice to the Investor, instead increase the outstanding principal amount of the Senior Notes by the amount of such interest at the rate of 13% per annum ("paid-in-kind interest"). Interest was payable semi-annually on the final business day in June and on the final business day in December. We have been utilizing the paid-in-kind interest option and have recognized cumulative additional paid-in-kind interest of $1.1 million through June 30, 2025, which has been added to the principal amount of our long-term debt. The effective interest rate for the Senior Notes, including amortization of the discount and deferred loan costs, is approximately 18%.

To secure our obligations under the Purchase Agreement, the Company and its subsidiaries initially granted a security interest over substantially all of their assets to the collateral agent for the benefit of the Investor, pursuant to a security and pledge agreement. As discussed below under "Amendment to the Purchase Agreement and Senior Notes", this security interest was released in connection with the transactions under the Credit Agreement as further described in Note 19, "Subsequent events", and the Investor agreed to the subordination of the indebtedness and obligations outstanding under the Senior Notes.

The Original Warrants issued in the Offering were exercised on June 30, 2025 at an exercise price of $0.10 per share in return for the issuance of 1,750,000 shares of our common stock. We had previously determined liability classification for the Original Warrants was required based on terms that could require cash settlement upon the occurrence of a contingent change in control event. As a result, the Original Warrants were revalued to current fair value at the date of exercise with the offsetting amount reported in our Condensed Consolidated Statements of Comprehensive Loss.

Amendment to the Purchase Agreement and Senior Notes

As described further in Note 19, "Subsequent events", on July 2, 2025, we entered into the Credit Agreement by and among the Company, as borrower, the Lenders, and Acquiom Agency Services LLC, as administrative agent for the Lenders. The Credit Agreement provides for a senior secured term facility of up to $75 million.

In connection with the Credit Agreement, the Investor entered into a Subordination Agreement, dated July 2, 2025 (the “Subordination Agreement”). Pursuant to the Subordination Agreement, the Investor agreed to the subordination of all indebtedness owed by the Company to the Investor, including under the Senior Notes issued by the Company to the Investor on December 4, 2024, to the indebtedness and obligations owed under the Credit Agreement and the other applicable loan documents.

Also, in connection with the Credit Agreement and the Subordination Agreement, the Company and Investor entered into an Amended and Restated Promissory Note, dated July 2, 2025 (the “A&R Promissory Note”). The A&R Promissory Note amends and restates the original Senior Notes to remove the seniority terms of those notes, conform the original Senior Notes to the terms of the Credit Agreement and the Subordination Agreement, amend certain prepayment and make-whole terms under the original Senior Notes, delete certain covenants and event of default terms, reduce the interest rate under the original Senior Notes to 5% per annum paid in cash and 7% per annum paid in kind, and to delete the financial covenants set forth in the original Senior Notes. As a result of an amendment to the Purchase Agreement entered into on July 2, 2025 (the "Purchase Agreement Amendment"), among other things, the Investor agreed to release all liens and guarantees securing the obligations under the Senior Notes, the Purchase Agreement, and the A&R Promissory Note.

In consideration for the Investor's agreements under the A&R Promissory Note, the Subordination Agreement, and the Purchase Agreement Amendment, the Investor received 1,417,945 warrants with a term of 10 years, to purchase our common stock at an exercise price of $0.01 per share.

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

United States Customs and Border Protection assessment

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

CBP has legally finalized both Revised CBP Assessments. We filed a formal protest for the 625 Assessment in September of 2023 and for the Revised 939 Assessment in March of 2024. Based on the above, and under the relevant accounting guidance related to loss contingencies, we have made no accrual for the amounts claimed by CBP as of June 30, 2025, as we do not consider these amounts to be a probable obligation, as such term is defined and interpreted under the relevant accounting guidance, for us at this time. However, because matters of this nature are subject to inherent uncertainties, and unfavorable rulings or developments, including future assessments of additional duties or tariffs owed in respect of other shipments or other materials beyond what is presently included in the Revised CBP Assessments, could occur despite our belief that the tariffs and duties asserted are incorrect, there can be no certainty that the Company may not ultimately incur charges that are not currently recorded as liabilities. Since the outcome of these matters cannot be predicted with certainty, the costs associated with them could have a material adverse effect on our consolidated results of operations, financial position, or liquidity.

Customer litigation

On June 11, 2025, FTC Solar, Inc. filed a lawsuit against BayWa r.e. Power Solutions, Inc. in the United States District Court for the Western District of Texas (Civil Action No. 25-cv-00905-DAE). The complaint alleges breach of contract arising from BayWa’s purported cancellation of a large equipment supply agreement and purchase order for custom solar tracking systems intended for a Texas-based solar energy project. FTC asserts that BayWa failed to pay the full deposit required under the agreement and subsequently attempted to cancel the agreement while in default. FTC further asserts that BayWa has failed, in the alternative, to pay amounts due upon BayWa’s cancellation of the agreement. FTC seeks the recovery of incurred costs and other damages and relief under the terms of the agreement. BayWa’s answer or responsive motion is due on August 11, 2025. While FTC believes it has meritorious claims and intends to vigorously pursue recovery, the outcome of litigation is inherently uncertain, and it is unclear at this time whether FTC will recover the amounts sought or whether any failure to do so would materially affect its financial condition or results of operations.

14. ATM program

On May 16, 2025, we filed an amendment to replace an existing Form S-3 shelf registration statement relating to (a) the issuance and sale from time to time in one or more transactions, of up to $65 million in aggregate of our common stock, preferred stock, debt securities and warrants and (b) an "At the Money" Offering Agreement prospectus covering the offering, issuance and sale of up to a maximum aggregate offering price of nearly $13.8 million of our common stock that may be sold under the applicable Sale Agreement (defined below) in "at the money" offerings (the "ATM program").

We entered into an At the Market Offering Agreement dated May 1, 2025 (the "Sale Agreement") with H.C. Wainwright & Co. LLC relating to the sale from time to time of shares of our common stock in accordance with the terms of the Sale Agreement having an aggregate offering price that does not exceed the number or dollar amount of shares of common stock that we may register from time to time for the ATM program, which is currently nearly $13.8 million, or certain annual limitations on our ability to currently utilize the total aggregate available capacity of the ATM program as a result of regulatory constraints due to the size of our non-affiliate market capitalization, our trading volume and other factors.

We expect to use the net proceeds from offerings under the ATM program for general corporate purposes, including working capital and operating expenses. We may also use a portion of such proceeds to acquire or invest in businesses, products, services or technologies.

We sold no shares of newly issued common stock under the ATM program under either the previously existing registration statement or the current amendment to that registration statement during the three and six months ended June 30, 2025 and 2024.

15. Stock-based compensation

Stock-based compensation expense for each period was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Cost of revenue	$248	$240	$491	$456
Research and development	58	93	118	174
Selling and marketing	34	114	50	158
General and administrative	596	838	557	2,136
Total stock compensation expense	$936	$1,285	$1,216	$2,924

16. Related party transactions

We have related party receivables at June 30, 2025 and December 31, 2024, totaling $4.0 million and $3.1 million, respectively, for future material cost discounts contractually owed to us by Alpha Steel in connection with the expected receipt of manufacturing incentives available to Alpha Steel under the Inflation Reduction Act, as costs are incurred by Alpha Steel to purchase raw materials and manufacture torque tubes and other products that will be used to fulfill purchase orders we issue to Alpha Steel.

We also have related party liabilities to Alpha Steel at June 30, 2025 and December 31, 2024, totaling $5.9 million and $1.7 million, respectively, for (i) the accrued cost of revenue recognized on certain of our customer projects associated with the cost of products that are being manufactured for us by Alpha Steel and (ii) $4.0 million in incurred contractual obligations involving minimum purchase commitments.

During the three and six months ended June 30, 2025, we received invoices from Alpha Steel for purchases totaling $2.9 million and $7.6 million, respectively. Our balances of remaining vendor deposits with Alpha Steel as of June 30, 2025 and December 31, 2024 are shown in Note 5, "Prepaids and other current assets" above as "Vendor deposits with related party". After payments and application of vendor deposits to invoices received, we owe $3.2 million to Alpha Steel, which is included in our accounts payable balance at June 30, 2025 ($0.5 million at December 31, 2024) in our Condensed Consolidated Balance Sheets.

17. Net loss per share

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2025	2024	2025	2024
Net loss for basic and diluted calculation	$(15,430)	$(12,241)	$(19,249)	$(21,012)

Weighted average shares outstanding for calculating basic and diluted loss per share(*)	13,098,825	12,617,128	12,948,189	12,581,608

Basic and diluted loss per share(*)	$(1.18)	$(0.97)	$(1.49)	$(1.67)

* -	Prior year per-share amounts and number of shares, as applicable, have been revised to reflect the Reverse Stock Split effective November 29, 2024.

For purposes of computing diluted loss per share, weighted average common shares outstanding do not include potentially dilutive securities that are anti-dilutive, as shown below.

	For the three and six months ended June 30,
	2025	2024
Anti-dilutive securities excluded from calculating dilutive loss per share:
Shares of common stock issuable under stock option plans outstanding	206,405	238,630
Shares of common stock issuable upon vesting of RSUs	1,974,750	1,152,168
Potential common shares excluded from diluted net loss per share calculation	2,181,155	1,390,798

The Original Warrants, which were exercised in full on June 30, 2025, were deemed to be participating securities as the holders of the Original Warrants had the ability to participate in distributions, as defined in the warrant agreement. However, the holders of the Original Warrants do not have an obligation to share in the Company's losses. As such, losses are attributed entirely to the common stockholders. For the period the Original Warrants were outstanding, they had no dilutive effect on our diluted loss per share for the three and six months ended June 30, 2025.

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

Based on certain significant period cost information regularly provided to our Chief Operating Decision Maker, following is a reconciliation of such costs to our consolidated net loss for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2025	2024	2025	2024
Revenue:
Product	$15,867	$8,776	$34,069	$19,681
Service	4,126	2,654	6,727	4,336
Total revenue	19,993	11,430	40,796	24,017
Cost of revenue
Product	18,876	10,467	38,987	22,834
Service	5,036	3,306	9,175	5,634
Total cost of revenue	23,912	13,773	48,162	28,468
Gross loss	(3,919)	(2,343)	(7,366)	(4,451)
Less: significant segment period costs:
Stock-based compensation expense	(688)	(1,045)	(725)	(2,468)
Personnel costs (excluding stock-based compensation)	(3,516)	(4,329)	(7,826)	(8,599)
Credit loss (credits) provisions	(284)	83	(192)	(587)
Other segment expenses(1)	(3,092)	(4,290)	(5,950)	(8,321)
Interest expense	(731)	(117)	(1,442)	(434)
Interest income	5	118	11	299
Gain from disposal of investment in unconsolidated subsidiary	—	—	3,204	4,085
Gain on sale of Atlas	50	—	50	—
Gain (loss) from change in fair value of warrant liability	(2,836)	—	1,768	—
Other income (expense), net	71	(7)	75	29
Loss from unconsolidated subsidiary	(451)	(246)	(563)	(511)
Provision for income taxes	(39)	(65)	(293)	(54)
Net loss	$(15,430)	$(12,241)	$(19,249)	$(21,012)
Supplemental information:
Indirect personnel costs (excluding stock-based compensation) in cost of revenue	$2,455	$2,816	$4,958	$5,770
Total depreciation and amortization expense	$305	$408	$607	$812
Capital expenditures	$185	$699	$268	$1,131
Total assets at period end	$82,955	$100,350	$82,955	$100,350

(1) -

Other segment expenses include research and development material and lab expenditures, professional services, marketing, employee travel, facility, insurance, depreciation and amortization and certain other period costs.

19. Subsequent events

On July 2, 2025, we entered into the Credit Agreement by and among the Company, as borrower, the Lenders, and Acquiom Agency Services LLC, as administrative agent for the Lenders.

The Credit Agreement provides for a senior secured term loan facility of up to $75 million, consisting of: (i) $14.3 million principal amount of Initial Term Loans that were funded on the Closing Date; (ii) $23.2 million principal amount of First Delayed Draw Term Loans that may be funded during the 90-day period following the Closing Date, subject to Company stockholder approval of the issuance of all of the shares of the Company’s common stock, issuable upon the full exercise of the Warrants (as defined below) issued to the Lenders on the Closing Date in connection with the transactions under the Credit Agreement; and (iii) up to $37.5 million principal amount of Second Delayed Draw Term Loans (together with the Initial Term Loans and the First Delayed Draw Term Loans, collectively, the "Term Loans") that may be requested by the Company and approved by the Lenders (in their sole discretion). The Company may only use the loan proceeds to pay transaction costs and for general corporate purposes. After deductions for certain fees and expenses, the net proceeds received by the Company on the Closing Date from the funding of the Initial Term Loans totaled approximately $13.0 million.

Key Credit Agreement Terms

The Term Loans will mature on July 2, 2029. The Term Loans bear interest at 12.00% per annum. A portion of the interest equal to 7.00% per annum will be capitalized and added as paid-in-kind interest and will increase the outstanding amount of the Term Loans. The remainder of the interest will be paid in cash. Upon the occurrence and during the continuation of certain events of default under the Credit Agreement ("Events of Default") or upon the election of certain required Lenders during the occurrence and continuation of any Event of Default, the interest rate applicable to the Term Loans will be increased by a 7.00% default interest rate.

The Credit Agreement provides for the mandatory prepayment of the indebtedness and other obligations outstanding under the Credit Agreement and other applicable loan documents upon the occurrence of certain events (including in connection with a change in control of FTC) and upon acceleration following an Event of Default (an "Exit Fee Event"). If an Exit Fee Event occurs, the Company shall pay an exit fee (the "Exit Fee") equal to (x) the aggregate amount of all Term Loans extended by the Lenders under the Credit Agreement, multiplied by (y) the Exit Fee Percentage, minus (z) the amount of interest paid in cash by the Company prior to the Exit Fee Event, where the "Exit Fee Percentage" equals 25% in connection with a change of control transaction, or otherwise equals 50%.

The Credit Agreement includes customary repayment and prepayment terms, affirmative and negative covenants and representations and warranties, including certain covenants that require the winddown and liquidation of our China subsidiary - FTC Solar (China) Co. Ltd. The Credit Agreement also includes customary events of default.

Financial Covenants

Additionally, the Credit Agreement contains a minimum unrestricted cash covenant and financial covenants relating to minimum revenue-, product margin-, EBITDA- and purchase order-related targets. The minimum unrestricted cash covenant first applies to the Company for the quarter ending September 30, 2025, and the Company is required to have an aggregate balance of unrestricted cash of $20.0 million as of September 30, 2025, of $17.5 million as of December 31, 2025, of $15.0 million as of March 31, 2026 and $12.5 million as of June 30, 2026 and the last day of each quarter thereafter. Further, the Company is required to comply with a minimum revenue target for each twelve-month period ending December 31, 2025, June 30, 2026, and December 31, 2026 and the last day of each June and December thereafter. Commencing with the fiscal quarter ending March 31, 2026, the Company’s direct tracker margin must exceed certain thresholds for each fiscal quarter. The Company’s consolidated EBITDA also is required to exceed a minimum amount for each twelve consecutive months ending on the last day of the fiscal year, beginning on December 31, 2026. Lastly, the financial covenants include a requirement that the amounts due to the Company under new purchase orders meet certain thresholds measured from July 1, 2025 through December 31, 2025, January 1, 2026 through June 30, 2026, July 1 2026 through December 31, 2026 and for each six-month period ending on the last day of June and December thereafter.

First Priority Security Interest and Subordination

The Company and certain of its subsidiaries from time-to-time party thereto guarantee the obligations under the Credit Agreement and other Loan Documents. In addition, such obligations are secured by a first priority lien on substantially all tangible and intangible property of the Company and the guarantors and pledges of the equity of certain Company subsidiaries, in each case subject to certain exceptions, limitations and exclusions for the collateral.

In connection with the Credit Agreement, the Investor entered into the Subordination Agreement, dated July 2, 2025. Pursuant to the Subordination Agreement, the Investor agreed to the subordination of all indebtedness owed by the Company to the Investor, including under the Senior Notes issued by the Company to the Investor on December 4, 2024, to the indebtedness and obligations owed under the Credit Agreement and the other applicable loan documents.

A&R Promissory Note

Also, in connection with the Credit Agreement and the Subordination Agreement, the Company and Investor entered into the A&R Promissory Note, dated July 2, 2025. The A&R Promissory Note amends and restates the original Senior Notes to remove the seniority terms of those notes, conform the original Senior Notes to the terms of the Credit Agreement and the Subordination Agreement, amend certain prepayment and make-whole terms under the original Senior Notes, delete certain covenants and event of default terms, reduce the interest rate under the original Senior Notes to 5% per annum paid in cash and 7% per annum paid in kind, and to delete the financial covenants set forth in the original Senior Notes. As a result of the Purchase Agreement Amendment entered into on July 2, 2025, among other things, the Investor agreed to release all liens and guarantees securing the obligations under the Senior Notes, the Purchase Agreement, and the A&R Promissory Note.

Amendment Warrants and Warrants Issued to Lenders Under Credit Agreement

In consideration for the Investor's agreements under the A&R Promissory Note, the Subordination Agreement, and the Purchase Agreement Amendment, the Investor received 1,417,945 warrants with a term of 10 years, to purchase our common stock at an exercise price of $0.01 per share (the "Amendment Warrants").

Additionally, on July 2, 2025, the Company issued warrants to the Lenders to purchase up to an aggregate of 5,418,292 shares of our common stock at an exercise price of $0.01 per share (together with the Amendment Warrants, collectively, the "New Warrants"). A total of 6,836,237 shares of common stock are issuable upon exercise of the New Warrants, subject to the terms of the New Warrants. The New Warrants are exercisable from time to time in accordance with their terms for either a cash payment equal to the exercise price or on a cashless exercise basis until or prior to 11:59 p.m., New York time, on July 2, 2035. Exercise of the New Warrants are subject to certain exercise caps that limit the number of shares of our common stock issuable under the New Warrants, in the aggregate, to less than 20% of our common stock outstanding on the date the New Warrants were issued, unless stockholder approval is otherwise obtained under applicable Nasdaq rules. We have filed definitive proxy materials for a special meeting of stockholders to be held during the third quarter of 2025 to seek such approval.

In the event of a change of control of the Company, a holder of the New Warrants may, at its option, elect to exercise its New Warrants or exercise a repurchase option that requires the Company to repurchase its New Warrants upon the consummation of the change of control for a cash amount equal to the Black Scholes Value (as defined in the New Warrants). Additionally, the New Warrants provide each holder with a pro rata purchase right (based on the total number of shares of common stock held by a holder and the number of shares issuable upon exercise of the New Warrants) in the event the Company issues any equity securities, convertible securities or rights, options or warrants to purchase equity securities, subject to customary exceptions and conditions. The New Warrants include other customary terms and provisions, including adjustment provisions relating to stock splits, stock dividends, reclassifications and other recapitalization events.

The Company has also agreed to file a registration statement with the Securities and Exchange Commission registering the resale by the holders of the maximum number of shares issuable upon exercise of the New Warrants with the Securities and Exchange Commission within the later of 30 days following the closing of the Credit Agreement and 5 business days after its entry into a Registration Rights Agreement (following the request of certain Lenders), and seek effectiveness of such registration statement within 75 days.

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

We are a global provider of solar tracker systems, supported by proprietary software and value-added engineering services. Solar tracker systems move solar panels throughout the day to maintain an optimal orientation relative to the sun, thereby increasing the amount of solar energy produced at a solar installation. Our one module-in-portrait ("1P") solar tracker system is marketed under the Pioneer brand name ("Pioneer") and our original two modules-in-portrait ("2P") solar tracker system is marketed under the Voyager brand name (“Voyager”). We also have a mounting solution to support the installation and use of U.S.-manufactured thin-film modules. Our primary software offerings include SUNPATH, which helps customers optimize solar tracking for increased energy production, and our SUNOPS real-time operations management platform. In addition, we have a team of renewable energy professionals available to assist our U.S. and worldwide clients in site layout, structural design, pile testing and other needs across the solar project development and construction cycle. Our products and services provide tracker solutions for large utility-scale solar and distributed generation projects around the world. Our customers are primarily engineering, procurement and construction companies ("EPCs") and we also contract with developers and owners. The Company is headquartered in Austin, Texas, and has international subsidiaries in Australia, China, India, South Africa and Spain.

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

Government Regulations. Changes in the U.S. trade environment, including the imposition of import tariffs, AD/CVD investigations and the UFLPA, which became effective in June 2022, can have an impact on the timing of developer projects. The UFLPA resulted in new rules for module importers and reviews by CBP. There continues to be some uncertainty in the market around achieving full compliance with UFLPA, whether related to sufficient traceability of materials or other factors. Escalating trade tensions, particularly between the United States and China, have led to increased tariffs and trade restrictions, including tariffs applicable to certain raw materials and components for our products. We have taken measures with the intention of mitigating the effect of tariffs and the impact of AD/CVD and UFLPA on our business by reducing our reliance on China and enhancing our U.S.-based supply chain, including through our investment in Alpha Steel, as described further in Note 9, "Equity method investment" in Part I, Item 1 of this Form 10-Q. In 2019, 90% of our supply chain was sourced from China. As of June 30, 2025, we have qualified suppliers outside of China for certain of our commodities and we continue to work to have second-source capability for all Chinese-manufactured components to help reduce the extent to which our supply chain for U.S.-based projects is subject to existing tariffs and to be able to quickly address potential future regulatory and governmental policy changes. We have entered into partnerships with manufacturers based in the United States, India, South Africa, Spain, Turkey, Thailand and Vietnam to diversify our supply chain and optimize costs. On June 6, 2022, President Biden issued an Executive Order allowing U.S. solar deployers to import solar modules and cells from Cambodia, Malaysia, Thailand and Vietnam free from certain duties for 24 months, along with other incentives designed to accelerate U.S. domestic production of clean energy technologies. This moratorium ended in June 2024 and anti-dumping and countervailing duties on solar products linked to China are now well in excess of 200% for certain countries where Chinese firms have relocated production. Additionally, on December 29, 2023, Auxin and Concept Clean Energy, Inc. filed suit in the U.S. Court of International Trade challenging the legal basis for the moratorium and implementing regulations. Several motions have been filed to date, including a motion to dismiss by the U.S. government, which the court rejected. If the suit proves successful, solar module importers could owe retroactive duties on goods that have already cleared customs.

Effective April 5, 2025, the United States imposed a universal 10% tariff on most imports into the United States, excluding certain trade agreements. Tariff rates continue to change and fluctuate as negotiations continue between the United States and various countries. As an example, the United States previously imposed a 145% tariff on goods imported from China, and China imposed a retaliatory 125% tariff on goods imported from the United States. In May 2025, the U.S. and China agreed to a 90-day rollback whereby the United States cut the Chinese levies from 145% to 30% and China lowered the duties on U.S. goods from 125% to 10%, effective May 14, 2025. Also, in May 2025, the Trump administration announced the doubling of steel and aluminum tariffs to 50%. New reciprocal tariffs have also been announced on selected countries that are well above the universal 10% tariff rate. As of the filing of this Quarterly Report, matters involving tariffs continue to evolve and change, including in some cases, implementation of temporary pauses on certain announced tariffs as negotiations on final trade deals occur. Depending on the terms of our existing contracts with customers, we may not in all cases be able to fully recover the increased cost for delivery of tracker systems currently being manufactured for our customers by our international vendors due to higher tariffs currently in place, which has and may continue to impact our expected profitability under certain contracts. Imposition of new or higher tariffs could also adversely affect the amount or timing of our future revenue, results of operations or cash flows.

The most notable incentive program impacting our U.S. business has historically been the ITC for solar energy projects, which allows taxpayers to offset their U.S. federal income tax liability by a certain percentage of their cost basis in solar energy systems placed in service for commercial use. The Inflation Reduction Act of 2022 ("IRA"), passed by the U.S. Congress and signed into law by then-President Biden on August 16, 2022, expanded and extended the tax credits and other tax benefits available to solar energy projects and the solar energy supply chain. U.S. manufacturers of specific solar components also became eligible to claim production tax credits under Section 45X of the Internal Revenue Code of 1986, as amended, which was established as part of the IRA and is a per-unit tax credit earned for each clean energy component manufactured domestically and sold by a manufacturer. Our investment in, and commitments made to Alpha Steel allow us to obtain benefits of lower product costs from Alpha Steel as a result of the production tax credit program, subject to our level of purchases from Alpha Steel.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act, which accelerates the phase-outs and terminations of various eligible tax credits enacted as part of the IRA and places restrictions on continued receipt of tax credits by specified foreign entities and foreign influenced entities. The reduction, elimination or expiration of government incentives for, or regulations mandating the use of, as well as corporate commitments to the use of renewable energy and solar energy specifically could reduce demand for solar energy systems and harm our business, financial condition and results of operations.

Disruptions in Transportation and Supply Chain. Our costs are affected by the costs of certain components and materials, such as steel, motors and microchips, as well as tariffs and transportation costs. Current market conditions and international conflicts that constrain the supply of materials and disrupt the flow of materials from international vendors can impact the cost of our products and services, along with overall rates of inflation in the global economy and currently imposed tariff rates. We do not believe inflation has had a material impact on our results as presented in this report. However, such cost increases and decreases could impact our future operating margins, if material.

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

Megawatts ("MW") Produced and MW Shipped and Average Selling Price ("ASP"). The primary operating metrics we use to evaluate our sales performance and to track market acceptance of our products are the change in quantity of MW produced and MW shipped from period to period. MW are measured for each individual project and are calculated based on the expected output of that project once installed and fully operational. We also utilize metrics related to price and cost of goods sold per watt, including the change in ASP from period to period and cost per watt. ASP is calculated by dividing product and service revenue by total watts produced or shipped and product and service cost per watt is calculated by dividing product or service costs of revenue by total watts produced or shipped. These metrics enable us to evaluate trends in pricing, manufacturing and logistics costs and profitability. Events such as the COVID-19 pandemic, global inflation rates, tariffs, high interest rates and international conflicts have in the past impacted and may continue to impact the U.S. economy, global supply chains, and our business. These impacts can cause significant project development and shipping delays and cost increases, as well as offsetting ASP increases, and also raise the price of inputs like steel and logistics, affecting our cost per watt. Competitive tracker pricing pressures can also impact our ASP, and thus our profitability, by limiting our ability to raise prices to offset cost increases.

Investment in Technology and Personnel. We invest in both the people and technology behind our products. We intend to continue making investments in the technology for our products and expansion of our patent portfolio to attract and retain customers, expand the capabilities and scope of our products, and enhance user experience. As an example, in August 2023, we introduced SUNOPS, a cloud-based solar asset monitoring solution, allowing asset owners and managers to evaluate the operation and performance of their solar deployments. Additionally, in May 2024, we announced the launch of our Automated Hail Stow Solution, aimed at minimizing solar panel damage caused by hailstorms. This solution integrates advanced technology with meteorological data to automatically adjust the positioning of solar panels, reducing the risk of hail-related damage. And, in April 2025, we unveiled dual-row configuration for our Pioneer tracker that allows for higher East-West slope tolerance, increased power density and installation on more challenging terrains while minimizing site preparation expense and environmental impact.

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

Impact of Climate Change. Climate change has primarily impacted our business operations by increasing demand for solar power generation and, as a result, for use of our products. The U.S. Energy Information Administration, in its July 2025 Short-Term Energy Outlook, estimates that solar generation of electricity this summer will increase in the United States by 34% from last summer and by summer 2026, will grow another 19% and surpass wind to become the leading source of renewables generation during the summer months of June through September.

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

Cost of revenue and gross profit (loss)

We subcontract with third-party manufacturers to manufacture and deliver our products directly to our customers. Our product costs are affected by the underlying cost of raw materials procured by these contract manufacturers, including steel and aluminum; component costs, including electric motors and gearboxes; technological innovation in manufacturing processes; and our ability to achieve economies of scale resulting in lower component costs. We do not currently hedge against changes in the price of raw materials, but we continue to explore opportunities to mitigate the risks of foreign currency and commodity fluctuations through the use of hedges and foreign exchange lines of credit. Some of these costs, primarily for personnel, are not directly affected by sales volume.

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

Results of Operations - Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

	Three months ended June 30,
	2025		2024
(in thousands, except percentages)	Amounts	Percentage of revenue	Amounts	Percentage of revenue
Revenue:
Product	$15,867	79.4%	$8,776	76.8%
Service	4,126	20.6%	2,654	23.2%
Total revenue	19,993	100.0%	11,430	100.0%
Cost of revenue:
Product	18,876	94.4%	10,467	91.6%
Service	5,036	25.2%	3,306	28.9%
Total cost of revenue	23,912	119.6%	13,773	120.5%
Gross loss	(3,919)	(19.6%)	(2,343)	(20.5%)
Operating expenses
Research and development	1,129	5.6%	1,535	13.4%
Selling and marketing	1,291	6.5%	2,036	17.8%
General and administrative	5,160	25.8%	6,010	52.6%
Total operating expenses	7,580	37.9%	9,581	83.8%
Loss from operations	(11,499)	(57.5%)	(11,924)	(104.3%)
Interest expense	(731)	(3.7%)	(117)	(1.0%)
Interest income	5	0.0%	118	1.0%
Gain on sale of Atlas	50	0.3%	—	0.0%
Loss from change in fair value of warrant liability	(2,836)	(14.2%)	—	0.0%
Other income (expense), net	71	0.4%	(7)	(0.1%)
Loss from unconsolidated subsidiary	(451)	(2.3%)	(246)	(2.2%)
Loss before income taxes	(15,391)	(77.0%)	(12,176)	(106.5%)
Provision for income taxes	(39)	(0.2%)	(65)	(0.6%)
Net loss	$(15,430)	(77.2%)	$(12,241)	(107.1%)

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

	Three months ended June 30,
(in thousands)	2025	2024	$ Change	% Change
Product	$15,867	$8,776	$7,091	80.8%
Service	4,126	2,654	1,472	55.5%
Total revenue	$19,993	$11,430	$8,563	74.9%

Product revenue

The increase in product revenue for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, was primarily due to an increase of 147% in the amount of MW produced as activity has been positively impacted by recent project wins mainly associated with our 1P solar tracker solution. This was partially offset by a decrease of 27% in ASP for the three months ended June 30, 2025, resulting from project mix changes as compared to the three months ended June 30, 2024.

Service revenue

The increase in service revenue for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, primarily resulted from (i) an increase of 35% in logistics activity levels and (ii) an increase of 15% in ASP as compared to the three months ended June 30, 2024 as a result of project size and pricing. We also had higher engineering consulting revenue associated with new project activity during the three months ended June 30, 2025.

Cost of revenue and gross loss

Cost of revenue consists primarily of costs related to raw materials, equipment manufacturing activities, net of incentives earned, freight and delivery, tariffs, product warranty, remediation and personnel costs (salaries, bonuses, benefits, and stock-based compensation). Personnel costs in cost of revenue include both direct labor costs, as well as costs attributable to any individuals whose activities relate to the procurement, installment and delivery of the finished product and services.

Gross loss may vary from period-to-period and is primarily affected by our ASP, product costs, timing of tracker production and delivery, customer mix, geographical mix, shipping method, logistics costs, warranty costs, indirect cost control efforts and seasonality.

	Three months ended June 30,
(in thousands)	2025	2024	$ Change	% Change
Product	$18,876	$10,467	$8,409	80.3%
Service	5,036	3,306	1,730	52.3%
Total cost of revenue	$23,912	$13,773	$10,139	73.6%
Gross loss	$(3,919)	$(2,343)	$(1,576)	(67.3)%
Gross loss percentage of revenue	(19.6%)	(20.5%)

The increase in cost of revenue for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, was primarily driven by (i) an increase of 147% in MW produced, (ii) additional costs associated with tariffs and specified minimum purchase commitments with Alpha Steel, a related party, and (iii) an increase of 35% in logistics activity levels. Costs associated with these increases in activity levels were partially offset by lower personnel costs from headcount reductions and lower warranty and remediation expenses.

Our gross margin percentage of revenue for the three months ended June 30, 2025 was a negative 19.6%, a slight improvement compared to a negative 20.5% for the three months ended June 30, 2024.

We had negative gross margin for the three months ended June 30, 2025 due to the impact of additional costs associated with tariffs and specified minimum purchase commitments referred to above. This was partially offset by higher revenues and indirect cost reductions, primarily due to lower personnel costs from headcount reductions and lower warranty and remediation expenses.

We had negative gross margin for the three months ended June 30, 2024 due to (i) the impact of lower revenue levels on our ability to cover certain overhead costs and (ii) insufficient service revenue to fully cover our warehousing costs.

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

	Three months ended June 30,
(in thousands)	2025	2024	$ Change	% Change
Research and development	$1,129	$1,535	$(406)	(26.4%)

The decrease in research and development expenses for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, was primarily attributable to (i) lower payroll costs of $0.2 million, and (ii) lower professional service costs of $0.1 million resulting from cost reduction initiatives. Research and development expenses as a percentage of revenue were 5.6% for the three months ended June 30, 2025, as compared to 13.4% for the three months ended June 30, 2024.

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

	Three months ended June 30,
(in thousands)	2025	2024	$ Change	% Change
Selling and marketing	$1,291	$2,036	$(745)	(36.6%)

The decrease in selling and marketing expenses for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, was primarily attributable to (i) lower payroll costs of $0.6 million, (ii) lower marketing costs of $0.2 million, primarily associated with reduced spending for trade shows, (iii) lower professional services and stock-based compensation expense of $0.2 million and (iv) lower travel spending. This was partially offset by higher credit loss provisions of $0.4 million associated with certain specific customer accounts. Selling and marketing costs as a percentage of revenue were 6.5% for the three months ended June 30, 2025, compared to 17.8% for the three months ended June 30, 2024.

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

	Three months ended June 30,
(in thousands)	2025	2024	$ Change	% Change
General and administrative	$5,160	$6,010	$(850)	(14.1%)

The decrease in general and administrative expenses for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, was primarily attributable to (i) lower professional service costs of $0.3 million, (ii) lower stock-based compensation totaling $0.2 million, (iii) lower insurance costs of $0.2 million, (iv) lower intangible asset amortization expense of $0.1 million as such assets became fully amortized as of December 31, 2024, and (v) lower payroll and travel expenses. General and administrative expenses as a percentage of revenue were 25.8% for the three months ended June 30, 2025, compared to 52.6% for the three months ended June 30, 2024. The decrease in the percentage was largely attributable to the increased level of revenue during the three months ended June 30, 2025.

Interest expense

	Three months ended June 30,
(in thousands)	2025	2024	$ Change	% Change
Interest expense	$731	$117	$614	524.8%

Interest expense incurred during the three months ended June 30, 2025 was primarily related to paid-in-kind interest added to the principal amount of our Senior Notes, as well as amortization of the discount and deferred loan costs on the Senior Notes. Interest expense during the three months ended June 30, 2024, primarily consisted of letter of credit and commitment fees on our Credit Facility that expired unused in April 2024, along with associated debt issue cost amortization.

Gain on sale of Atlas

	Three months ended June 30,
(in thousands)	2025	2024	$ Change	% Change
Gain on sale of Atlas	$50	$—	$50	N/A

We sold our Atlas web-based software platform on December 2, 2024. In connection with the sale, the purchaser agreed to future potential earnout payments based on annual license renewals by certain existing customers during 2025. We received such a payment from the purchaser in June 2025. In accordance with our existing accounting policy, we recognize a gain from these contingent earnout payments upon receipt.

Loss from change in fair value of warrant liability

	Three months ended June 30,
(in thousands)	2025	2024	$ Change	% Change
Loss from change in fair value of warrant liability	$(2,836)	$—	$(2,836)	N/A

The Original Warrants (as defined below under "Outstanding debt and warrants") issued in connection with the Offering described further in Note 12, "Debt" in our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report, were classified as a long-term liability. Due largely to an increase in the price of our common stock during the three months ended June 30, 2025, the fair value of the Original Warrants increased from $4.9 million at March 31, 2025 to approximately $7.8 million when they were exercised in full on June 30, 2025, resulting in recognition of a non-cash loss for the increase in value during the three months ended June 30, 2025.

Loss from unconsolidated subsidiary

	Three months ended June 30,
(in thousands)	2025	2024	$ Change	% Change
Loss from unconsolidated subsidiary	$451	$246	$205	83.3%

The losses from unconsolidated subsidiary for the three months ended June 30, 2025 and 2024 represent our share of the net operating losses incurred by Alpha Steel during each period.

Results of Operations - Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

	Six months ended June 30,
	2025		2024
(in thousands, except percentages)	Amounts	Percentage of revenue	Amounts	Percentage of revenue
Revenue:
Product	$34,069	83.5%	$19,681	81.9%
Service	6,727	16.5%	4,336	18.1%
Total revenue	40,796	100.0%	24,017	100.0%
Cost of revenue:
Product	38,987	95.6%	22,834	95.1%
Service	9,175	22.5%	5,634	23.5%
Total cost of revenue	48,162	118.1%	28,468	118.5%
Gross loss	(7,366)	(18.1%)	(4,451)	(18.5%)
Operating expenses
Research and development	2,053	5.0%	2,974	12.4%
Selling and marketing	2,427	5.9%	4,424	18.4%
General and administrative	10,213	25.0%	12,577	52.4%
Total operating expenses	14,693	36.0%	19,975	83.2%
Loss from operations	(22,059)	(54.1%)	(24,426)	(101.7%)
Interest expense	(1,442)	(3.5%)	(434)	(1.8%)
Interest income	11	0.0%	299	1.2%
Gain from disposal of investment in unconsolidated subsidiary	3,204	7.9%	4,085	17.0%
Gain on sale of Atlas	50	0.1%	—	0.0%
Gain from change in fair value of warrant liability	1,768	4.3%	—	0.0%
Other income, net	75	0.2%	29	0.1%
Loss from unconsolidated subsidiary	(563)	(1.4%)	(511)	(2.1%)
Loss before income taxes	(18,956)	(46.5%)	(20,958)	(87.3%)
Provision for income taxes	(293)	(0.7%)	(54)	(0.2%)
Net loss	$(19,249)	(47.2%)	$(21,012)	(87.5%)

Revenue

	Six months ended June 30,
(in thousands)	2025	2024	$ Change	% Change
Product	$34,069	$19,681	$14,388	73.1%
Service	6,727	4,336	2,391	55.1%
Total revenue	$40,796	$24,017	$16,779	69.9%

Product revenue

The increase in product revenue for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was primarily due to an increase of 147% in the amount of MW produced as activity has been positively impacted by recent project wins mainly associated with our 1P solar tracker solution. This impact has been partially offset by a decrease of 30% in ASP for the six months ended June 30, 2025, as a result of project mix changes as compared to the six months ended June 30, 2024.

Service revenue

The increase in service revenue for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, primarily resulted from (i) an increase of 62% in logistics activity levels and (ii) higher engineering consulting revenue associated with new project activity during the six months ended June 30, 2025. This was partially offset by a decrease of 4% in ASP as compared to the six months ended June 30, 2024 as a result of project size and pricing.

Cost of revenue and gross loss

	Six months ended June 30,
(in thousands)	2025	2024	$ Change	% Change
Product	$38,987	$22,834	$16,153	70.7%
Service	9,175	5,634	3,541	62.9%
Total cost of revenue	$48,162	$28,468	$19,694	69.2%
Gross profit (loss)	$(7,366)	$(4,451)	$(2,915)	(65.5)%
Gross profit (loss) percentage of revenue	(18.1%)	(18.5%)

The increase in cost of revenue for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was primarily driven by (i) an increase of 147% in MW produced, (ii) additional costs associated with tariffs and specified minimum purchase commitments with Alpha Steel, a related party, and (iii) an increase of 62% in logistics activity levels. Costs associated with these increases in activity levels were partially offset by lower personnel costs from headcount reductions and lower warranty and remediation expenses.

Our gross margin percentage of revenue for the six months ended June 30, 2025 was a negative 18.1%, which was slightly better than the negative 18.5% for the six months ended June 30, 2024.

We had negative gross margin for the six months ended June 30, 2025 as revenue levels were not sufficient to cover certain overhead costs, including additional costs associated with specified minimum purchase commitments referred to above and due to the impact of increased tariffs and freight costs.

We had negative gross margin for the six months ended June 30, 2024 as (i) production volumes were not sufficient to cover certain overhead costs and (ii) our service revenue was not sufficient to fully cover our warehousing and certain other costs.

Research and development

	Six months ended June 30,
(in thousands)	2025	2024	$ Change	% Change
Research and development	$2,053	$2,974	$(921)	(31.0%)

The decrease in research and development expenses for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was primarily attributable to (i) lower payroll costs of 0.5 million, (ii) lower spending on lab and other research activities of $0.2 million, and (iii) lower professional service costs of $0.2 million resulting from cost reduction initiatives. Research and development expenses as a percentage of revenue were 5.0% for the six months ended June 30, 2025, as compared to 12.4% for the six months ended June 30, 2024.

Selling and marketing

	Six months ended June 30,
(in thousands)	2025	2024	$ Change	% Change
Selling and marketing	$2,427	$4,424	$(1,997)	(45.1%)

The decrease in selling and marketing expenses for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was primarily attributable to (i) lower payroll costs of $0.9 million, (ii) lower provisions for credit losses of $0.4 million, mainly related to charges associated with specific individual customer accounts during 2024, and (iii) lower travel, marketing and professional service costs of $0.5 million accounted for much of the remaining decrease. Selling and marketing costs as a percentage of revenue were 5.9% for the six months ended June 30, 2025, compared to 18.4% for the six months ended June 30, 2024.

General and administrative

	Six months ended June 30,
(in thousands)	2025	2024	$ Change	% Change
General and administrative	$10,213	$12,577	$(2,364)	(18.8%)

The decrease in general and administrative expenses for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was primarily attributable to (i) lower stock-based compensation totaling $1.6 million, largely associated with certain executive award forfeitures during the six months ended June 30, 2025, (ii) lower professional service costs of $0.8 million resulting from our cost reduction initiatives, (iii) lower insurance costs of $0.4 million, and (iv) lower intangible asset amortization expense of $0.3 million as such assets became fully amortized as of December 31, 2024. This was partially offset by higher payroll costs of $0.6 million largely due to higher executive bonus expense. General and administrative expenses as a percentage of revenue were 25.0% for the six months ended June 30, 2025, compared to 52.4% for the six months ended June 30, 2024. The decrease in the percentage was largely attributable to the increased level of revenue during the six months ended June 30, 2025.

Interest expense

	Six months ended June 30,
(in thousands)	2025	2024	$ Change	% Change
Interest expense	$1,442	$434	$1,008	232.3%

Interest expense incurred during the six months ended June 30, 2025 was primarily related to paid-in-kind interest added to the principal amount of our Senior Notes, as well as amortization of the discount and deferred loan costs on the Senior Notes. Interest expense during the six months ended June 30, 2024, primarily consisted of letter of credit and commitment fees on our Credit Facility that expired unused in April 2024, along with associated debt issue cost amortization.

Gain on sale of Atlas

	Six months ended June 30,
(in thousands)	2025	2024	$ Change	% Change
Gain on sale of Atlas	$50	$—	$50	N/A

We sold our Atlas web-based software platform on December 2, 2024. In connection with the sale, the purchaser agreed to future potential earnout payments based on annual license renewals by certain existing customers during 2025. We received such a payment from the purchaser in June 2025. In accordance with our existing accounting policy, we recognize a gain from these contingent earnout payments upon receipt.

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

During the six months ended June 30, 2025 and 2024, we received earnout payments of $3.2 million and $4.1 million, respectively, that were recognized in accordance with our policy election of recording such gains when realized.

Gain from change in fair value of warrant liability

	Six months ended June 30,
(in thousands)	2025	2024	$ Change	% Change
Gain from change in fair value of warrant liability	$1,768	$—	$1,768	N/A

The Original Warrants issued in connection with the Offering described further in Note 12, "Debt" in our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report, were classified as a long-term liability. Due largely to a decrease in the price of our common stock during the six months ended June 30, 2025, the fair value of the Original Warrants decreased from $9.5 million at December 31, 2024 to approximately $7.8 million when they were exercised in full on June 30, 2025, resulting in recognition of a non-cash gain for the decrease in value during the six months ended June 30, 2025.

Loss from unconsolidated subsidiary

	Six months ended June 30,
(in thousands)	2025	2024	$ Change	% Change
Loss from unconsolidated subsidiary	$563	$511	$52	10.2%

The losses from unconsolidated subsidiary for the six months ended June 30, 2025 and 2024 represent our share of the net operating losses incurred by Alpha Steel during each period.

Liquidity and Capital Resources

Liquidity and going concern

Since our inception, we have financed our operations primarily through sales of shares of common stock, issuance of debt and payments from our customers and others. Our ability to generate positive cash flow from operations is dependent on our level of production, contract payment terms, timely collections from our customers and the strength of our gross margins.

We have incurred cumulative losses since inception and have a history of cash outflows from operations, inclusive of $10.8 million in cash utilized in our operating activities during the six months ended June 30, 2025. As of June 30, 2025, we had cash on hand of $3.5 million and $9.7 million of working capital.

As of June 30, 2025, in addition to our cash on hand and working capital, we had nearly $13.8 million of capacity available for future sales of our common stock under our ATM program as defined and described further in Note 14, "ATM Program" in Part I, Item 1 of this Quarterly Report. There can be no assurance regarding the price at which we will be able to sell such shares, and any sales of our common stock under the ATM program may be at prices that result in additional dilution to our existing stockholders.

As described further in Note 19, "Subsequent events" in Part I, Item 1 of this Quarterly Report, on July 2, 2025 (the "Closing Date"), we entered into a Credit Agreement (the "Credit Agreement") by and among the Company, as borrower, each lender party thereto from time to time (the "Lenders"), and Acquiom Agency Services LLC, as administrative agent for the Lenders. The Credit Agreement provides for a senior secured term facility of up to $75 million, consisting of (i) $14.3 million principal amount of Initial Term Loans that were funded on the Closing Date; (ii) $23.2 million principal amount of First Delayed Draw Term Loans that may be funded during the 90-day period following the Closing Date, subject to Company stockholder approval of the issuance of all of the shares of the Company's common stock issuable upon the full exercise of the warrants issued to the Lenders on the Closing Date in connection with the transactions under the Credit Agreement; and (iii) up to $37.5 million principal amount of Second Delayed Draw Term Loans that may be requested by the Company and approved by the Lenders in their sole discretion. After deductions for certain fees and expenses, the net proceeds received by the Company on the Closing Date from the funding of the Initial Term Loans totaled approximately $13.0 million.

Based on our cash position at June 30, 2025, including consideration of the $13.0 million of net proceeds from the initial funding received on July 2, 2025 under the Credit Agreement, and in view of our recent operating losses and due to the availability of additional financing provided by the Credit Agreement following the Closing Date in the form of the First Delayed Draw Term Loans and Second Delayed Draw Term Loans not being completely within our control, we have concluded that substantial doubt exists as to our ability to continue as a going concern within the next year.

We also have a contractual obligation that could require us to make additional capital contributions of up to $0.8 million to Alpha Steel, as well as make a minimum level of purchases from Alpha Steel, as described further in Note 9, "Equity method investment" in Part I, Item 1 of this Quarterly Report. In the event we were to fail to meet our minimum required purchase commitments during a specified period, including the period from July 1, 2025 to June 30, 2026, we may be required to make a cash payment for the net profit attributable to any unfilled requirements, calculated as specified in the agreement, in an amount not to exceed $4.0 million in the aggregate.

Our ability to meet our liquidity needs over the next year is dependent upon (i) our cash on hand (subject to a $20.0 million minimum unrestricted cash covenant under the Credit Agreement effective for the quarter ended September 30, 2025 (such minimum cash covenant and the other financial covenants under the Credit Agreement as described further in Note 19, "Subsequent events" in Part I, Item 1 of this Quarterly Report)), (ii) our expectations of increased project activity and cash flow during the twelve-month period following issuance of these Condensed Consolidated Financial Statements, (iii) the availability of expected additional proceeds in the form of First Delayed Draw Term Loans under the Credit Agreement during September 2025, the funding of which is subject to Company stockholder approval of the issuance of all of the shares of the Company's common stock issuable upon the full exercise of the warrants issued, and the potential availability of the Second Delayed Draw Term Loans that may be requested by the Company and approved by the Lenders in their sole discretion, and (iv) utilization, as appropriate, of the capacity available for future sales of our common stock under the ATM program, which is currently constrained to a degree by the size of our non-affiliate market capitalization, our trading volume and other factors. In addition, we continue to remain focused on implementing additional cost savings steps, which could impact, among other things, the location of our headcount and the level of services currently provided by third parties.

Outstanding debt and warrants

At June 30, 2025, we had long-term Senior Notes outstanding, inclusive of paid-in-kind interest, totaling $16.1 million in accumulated principal. In connection with the initial issuance of these Senior Notes in December 2024, we also issued warrants to the institutional investor in the Notes (the "Investor") for 1,750,000 shares of our common stock (the "Original Warrants"). The Investor exercised the Original Warrants in full on June 30, 2025 and received 1,750,000 shares of our common stock in return.

As described above, on July 2, 2025, we entered into a Credit Agreement with the Lenders, including the Investor, for a senior secured term facility of up to $75 million and obtained $14.3 million principal amount of Initial Term Loans from the Lenders maturing on July 2, 2029, receiving proceeds, net of fees and expenses, of approximately $13.0 million. As consideration for the transaction under the Credit Agreement, we also issued warrants to the Lenders to purchase up to an aggregate of 5,418,292 shares of our common stock at an exercise price of $0.01 per share (together with the Amendment Warrants (defined below), collectively, the "New Warrants"). A total of 6,836,237 shares of common stock are issuable upon exercise of the New Warrants, subject to the terms of the New Warrants. The New Warrants are exercisable from time to time in accordance with their terms for either a cash payment equal to the exercise price or on a cashless exercise basis until or prior to 11:59 p.m., New York time, on July 2, 2035. Exercise of the New Warrants are subject to certain exercise caps that limit the number of shares of our common stock issuable under the New Warrants, in the aggregate, to less than 20% of our common stock outstanding on the date the New Warrants were issued, unless stockholder approval is otherwise obtained under applicable Nasdaq rules. We have filed definitive proxy materials for a special meeting of stockholders to be held during the third quarter of 2025 to seek such approval.

Under the Credit Agreement, subject to Company stockholder approval of the issuance of all of the shares of the Company's common stock issuable upon the full exercise of the New Warrants issued, we can obtain an additional $23.2 million principal amount of First Delayed Draw Term Loans from the Lenders under the Credit Agreement. We have filed definitive proxy materials for a special meeting of stockholders to be held during the third quarter of 2025 to seek such approval.

Also, under the Credit Agreement, assuming stockholder approval was obtained as described above, up to $37.5 million principal amount of Second Delayed Draw Term Loans may also be requested by the Company, subject to approval by the Lenders in their sole discretion.

Outstanding obligations under the Credit Agreement are secured by a first priority lien on substantially all tangible and intangible property of the Company and the guarantors and pledges of the equity of certain Company subsidiaries, in each case subject to certain exceptions, limitations and exclusions for the collateral.

In connection with the Credit Agreement, the Investor entered into a Subordination Agreement, dated July 2, 2025 (the “Subordination Agreement”). Pursuant to the Subordination Agreement, the Investor agreed to the subordination of all indebtedness owed by the Company to the Investor, including under the Senior Notes issued by the Company to the Investor on December 4, 2024, to the indebtedness and obligations owed under the Credit Agreement and the other applicable loan documents.

Also, in connection with the Credit Agreement and the Subordination Agreement, the Company and Investor entered into an Amended and Restated Promissory Note, dated July 2, 2025 (the “A&R Promissory Note”). The A&R Promissory Note amends and restates the original Senior Notes to remove the seniority terms of those notes, conform the original Senior Notes to the terms of the Credit Agreement and the Subordination Agreement, amend certain prepayment and make-whole terms under the original Senior Notes, delete certain covenants and event of default terms, reduce the interest rate under the original Senior Notes to 5% per annum paid in cash and 7% per annum paid in kind, and to delete the financial covenants set forth in the original Senior Notes. As a result of an amendment to the Purchase Agreement entered into on July 2, 2025 (the "Purchase Agreement Amendment"), among other things, the Investor agreed to release all liens and guarantees securing the obligations under the Senior Notes, the Purchase Agreement, and the A&R Promissory Note.

In consideration for the Investor's agreements under the A&R Promissory Note, the Subordination Agreement, and the Purchase Agreement Amendment, the Investor received 1,417,945 warrants with a term of 10 years, to purchase our common stock at an exercise price of $0.01 per share (the "Amendment Warrants").

Statements of cash flows

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Six months ended June 30,
(in thousands)	2025	2024
Net cash used in operations	$(10,780)	$(15,635)
Net cash provided by investing activities	2,989	1,154
Net cash provided by financing activities	3	3
Effect of exchange rate changes on cash and cash equivalents	60	22
Decrease in cash and cash equivalents	$(7,728)	$(14,456)

Operating activities

During the six months ended June 30, 2025, we used approximately $13.4 million of cash to fund a portion of our current period expenditures for personnel and facilities, legal and professional fees, insurance, research and development and various other operating activities. This compares to approximately $17.1 million of cash used during the six months ended June 30, 2024, also to fund a portion of our prior period expenditures for various operating activities as described above.

During the six months ended June 30, 2025 and 2024, we generated approximately $2.7 million and $1.5 million of cash, respectively, primarily from working capital reductions, including timing of customer receipts and vendor payments.

Our working capital decreased by approximately $17.4 million from almost $27.1 million at December 31, 2024 to $9.7 million at June 30, 2025. The decrease was largely attributable to (i) the use of cash to fund current period expenditures as described above and (ii) the impact of higher activity levels on various components of working capital during the six months ended June 30, 2025.

Investing activities

During the six months ended June 30, 2025, we received a $3.2 million contingent earnout payment in connection with the June 2021 sale of our equity interest in Dimension, as well as a small earnout payment from the sale of our Atlas software platform in 2024. We also had capital expenditures of approximately $0.3 million, primarily for tooling.

During the six months ended June 30, 2024, we received $4.1 million of contingent earnout payments from Dimension. We also made an additional equity investment of $1.8 million in Alpha Steel and spent nearly $1.1 million, mainly for tooling and new computer and IT equipment.

Financing activities

During the six months ended June 30, 2025 and 2024, we received a minimal amount of proceeds from employee exercises of stock options during each period.

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

Adjustments to the allowance are largely dependent on historical experience involving amounts previously collected from our customers in recent years or based on specific changes in a customer's ability to pay. As an example, during the six months ended June 30, 2025, we recognized additional credit loss provisions of $0.2 million compared to $0.6 million recognized during the six months ended

June 30, 2024, with the change primarily related to our assessments in both 2025 and 2024 as to the ability by certain specific customers to fully pay contractual amounts owed us. Historical experience, when used in making such adjustments, may not reflect current actual experience.

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

Our use of the simplified method for estimating the expected outstanding term of our options may differ significantly from future actual exercise patterns of our option holders. Estimates of the outstanding terms of our options, which are less than the actual exercise patterns of our option holders, may result in lower recognized expense. Alternatively, our recognized expense may be higher if our option holders exercise their options sooner than our estimates project.

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

In estimating the fair value of the consolidated company, we used our market capitalization based on our closing stock price on the Nasdaq Capital Market at June 30, 2025. Our daily closing stock price is affected by numerous factors, some of which may not directly involve the operations of the company and, historically, has demonstrated high volatility.

We did not identify any impairments of our long-lived assets or goodwill during the six months ended June 30, 2025 and 2024.

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

Non-GAAP Financial Measures

Adjusted EBITDA, adjusted net loss and adjusted earnings per share ("EPS")

We utilize Adjusted EBITDA, Adjusted Net Loss, and Adjusted EPS as supplemental measures of our performance. We define Adjusted EBITDA as net loss plus (i) provision for (benefit from) income taxes, (ii) interest expense, less interest income, (iii) depreciation expense, (iv) amortization of intangibles, (v) stock-based compensation, (vi) loss from changes in the fair value of our warrant liability, and (vii) Chief Executive Officer ("CEO") transition costs, non-routine legal fees, costs associated with our Reverse Stock Split, severance and certain other costs (credits). We also deduct the contingent gains arising from earnout payments and project escrow releases relating to the disposal of our investment in an unconsolidated subsidiary and gains from changes in fair value of our warrant liability from net loss in arriving at Adjusted EBITDA. We define Adjusted Net Loss as net loss plus (i) amortization of debt discount and issue costs and intangibles, (ii) stock-based compensation, (iii) loss from changes in the fair value of our warrant liability, (iv) CEO transition costs, non-routine legal fees, costs associated with our Reverse Stock Split, severance and certain other costs (credits), and (v) the income tax expense (benefit) of those adjustments, if any. We also deduct the contingent gains arising from earnout payments and project escrow releases relating to the disposal of our investment in an unconsolidated subsidiary and gains from changes in fair value of our warrant liability in arriving at Adjusted Net Loss. Adjusted EPS is defined as Adjusted Net Loss on a per share basis using our weighted average diluted shares outstanding.

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

Because of these limitations, Adjusted EBITDA, Adjusted Net Loss, and Adjusted EPS should not be considered in isolation or as substitutes for performance measures calculated in accordance with U.S. GAAP, and you should not rely on any single financial measure to evaluate our business. These non-GAAP financial measures, when presented, are reconciled to the most closely applicable U.S. GAAP measure as disclosed below for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,
	2025		2024
(in thousands, except shares and per share data)	Adjusted EBITDA	Adjusted Net Loss	Adjusted EBITDA	Adjusted Net Loss
Net loss per U.S. GAAP	$(15,430)	$(15,430)	$(12,241)	$(12,241)
Reconciling items -
Provision for income taxes	39	—	65	—
Interest expense	731	—	117	—
Interest income	(5)	—	(118)	—
Amortization of debt discount and issue costs in interest expense	—	217	—	59
Depreciation expense	305	—	274	—
Amortization of intangibles	—	—	134	134
Stock-based compensation	936	936	1,285	1,285
Loss from change in fair value of warrant liability(a)	2,836	2,836	—	—
CEO transition(b)	228	228	—	—
Non-routine legal fees(c)	—	—	33	33
Adjusted Non-GAAP amounts	$(10,360)	$(11,213)	$(10,451)	$(10,730)

U.S. GAAP net loss per share:
Basic and diluted(d)	N/A	$(1.18)	N/A	$(0.97)

Adjusted Non-GAAP net loss per share (Adjusted EPS):
Basic and diluted(d)	N/A	$(0.86)	N/A	$(0.85)

Weighted-average common shares outstanding:
Basic and diluted(d)	N/A	13,098,825	N/A	12,617,128

(a)	We exclude non-cash changes in the fair value of our outstanding Warrants as we do not consider such changes to impact or reflect changes in our core operating performance.
(b)

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

(c)	Non-routine legal fees represent legal fees and other costs incurred for specific matters that were not ordinary or routine to the operations of the business.
(d)	Prior year per-share amounts and number of shares, as applicable, have been revised to reflect the Reverse Stock Split, effective November 29, 2024.

	Six months ended June 30,
	2025		2024
(in thousands, except shares and per share data)	Adjusted EBITDA	Adjusted Net Loss	Adjusted EBITDA	Adjusted Net Loss
Net loss per U.S. GAAP	$(19,249)	$(19,249)	$(21,012)	$(21,012)
Reconciling items -
Provision for income taxes	293	—	54	—
Interest expense	1,442	—	434	—
Interest income	(11)	—	(299)	—
Amortization of debt discount and issue costs in interest expense	—	427	—	236
Depreciation expense	607	—	544	—
Amortization of intangibles	—	—	268	268
Stock-based compensation	1,216	1,216	2,924	2,924
Gain from disposal of investment in unconsolidated subsidiary(a)	(3,204)	(3,204)	(4,085)	(4,085)
Gain from change in fair value of warrant liability(b)	(1,768)	(1,768)	—	—
CEO transition(c)	388	388	—	—
Non-routine legal fees(d)	—	—	66	66
Reverse stock split(e)	1	1	—	—
Severance costs(f)	175	175	—	—
Adjusted Non-GAAP amounts	$(20,110)	$(22,014)	$(21,106)	$(21,603)

U.S. GAAP net loss per share:
Basic and diluted(g)	N/A	$(1.49)	N/A	$(1.67)

Adjusted Non-GAAP net loss per share (Adjusted EPS):
Basic and diluted(g)	N/A	$(1.70)	N/A	$(1.72)

Weighted-average common shares outstanding:
Basic and diluted(g)	N/A	12,948,189	N/A	12,581,608

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

We had $3.5 million of cash and cash equivalents on hand, the vast majority of which was located in the United States as of June 30, 2025. We regularly maintain cash balances with various financial institutions that exceed federally insured amounts, but we have experienced no losses associated with these amounts to date. We periodically evaluate the financial health of the financial institutions we use and may take action in future periods, similar to past actions, to reallocate cash balances between financial institutions based on our evaluation.

Certain of our cash equivalents include deposits in money market funds that invest primarily in short-term securities issued or guaranteed by the U.S. government or its agencies or instrumentalities and contain no restrictions on immediate redemption. The carrying value for these money market fund deposits approximates fair value based on quoted prices in active markets for units held (Level 1 classification) and totaled $0.5 million at both June 30, 2025 and December 31, 2024.

At June 30, 2025, we had Senior Notes outstanding with principal and accrued paid-in-kind interest totaling $16.1 million. The fair value of our debt is impacted by changes in interest and market rates for similar debt and the fair value of our Warrants is largely impacted by changes in the trading price of our common stock, among other factors.

We have no other financial instruments as of June 30, 2025 or December 31, 2024, other than certain non-functional currency intercompany and third-party receivables and payables, which are subject to foreign exchange, interest rate or market risks.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2025 in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Due to the significance of our accounting for revenue, we deemed this to be a material weakness in our controls involving recognition of revenue over time. As a result, we are continuing our efforts to enhance our internal accounting processes and management review controls in an effort to be more effective in preventing and detecting such errors on a more timely basis in the future.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various claims, lawsuits, investigations, and other proceedings arising in the normal course of business.

United States Customs and Border Protection assessment

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

CBP has legally finalized both Revised CBP Assessments. We filed a formal protest for the 625 Assessment in September of 2023 and for the Revised 939 Assessment in March of 2024. Based on the above, and under the relevant accounting guidance related to loss contingencies, we have made no accrual for the amounts claimed by CBP as of June 30, 2025, as we do not consider these amounts to be a probable obligation, as such term is defined and interpreted under the relevant accounting guidance, for us at this time. However, because matters of this nature are subject to inherent uncertainties, and unfavorable rulings or developments, including future assessments of additional duties or tariffs owed in respect of other shipments or other materials beyond what is presently included in the Revised CBP Assessments, could occur despite our belief that the tariffs and duties asserted are incorrect, there can be no certainty that the Company may not ultimately incur charges that are not currently recorded as liabilities. Since the outcome of these matters cannot be predicted with certainty, the costs associated with them could have a material adverse effect on our consolidated results of operations, financial position, or liquidity.

Customer litigation

On June 11, 2025, FTC Solar, Inc. filed a lawsuit against BayWa r.e. Power Solutions, Inc. in the United States District Court for the Western District of Texas (Civil Action No. 25-cv-00905-DAE). The complaint alleges breach of contract arising from BayWa’s purported cancellation of a large equipment supply agreement and purchase order for custom solar tracking systems intended for a Texas-based solar energy project. FTC asserts that BayWa failed to pay the full deposit required under the agreement and subsequently attempted to cancel the agreement while in default. FTC further asserts that BayWa has failed, in the alternative, to pay amounts due upon BayWa’s cancellation of the agreement. FTC seeks the recovery of incurred costs and other damages and relief under the terms of the agreement. BayWa’s answer or responsive motion is due on August 11, 2025. While FTC believes it has meritorious claims and intends to vigorously pursue recovery, the outcome of litigation is inherently uncertain, and it is unclear at this time whether FTC will recover the amounts sought or whether any failure to do so would materially affect its financial condition or results of operations.

ITEM 1A. RISK FACTORS

We are subject to a number of risks that in some cases have and moving forward if realized could further adversely affect our business, strategies, prospects, financial condition, results of operations and cash flows. Some of the more significant risks and uncertainties we face include those summarized below. In addition to the risk factors set forth below and the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors set forth in Item 1A. "Risk Factors" in our 2024 Annual Report, which could materially affect our business, financial condition, or future results. Please carefully consider all of the information in this Quarterly Report and our 2024 Annual Report, including the full set of risks set forth in Item 1A. "Risk Factors" of our 2024 Annual Report, and in our other filings with the SEC before making an investment decision regarding us.

Recent developments and changes in international trade policy, including the implementation of tariffs by the United States government on various countries, has and may continue to impact our expected profitability under certain contracts.

During the first two quarters of 2025, there have been further developments with regard to international trade policy, including implementation of tariffs by the United States government on various countries. For example, effective April 5, 2025, the United States imposed a universal 10% tariff on most imports into the United States, excluding certain trade agreements. Tariff rates continue to change and fluctuate as negotiations continue between the United States and various countries. As an example, the United States previously imposed a 145% tariff on goods imported from China, and China imposed a retaliatory 125% tariff on goods imported from the United States. In May 2025, the U.S. and China agreed to a 90-day rollback whereby the United States cut the Chinese levies from 145% to 30% and China lowered the duties on U.S. goods from 125% to 10%, effective May 14, 2025. Also, in May 2025, the Trump administration announced the doubling of steel and aluminum tariffs to 50%. New reciprocal tariffs have also been announced on selected countries that are well above the universal 10% tariff rate. As of the filing of this Quarterly Report, matters involving tariffs continue to evolve and change, including in some cases, implementation of temporary pauses on certain announced tariffs as negotiations on final trade deals occur. Depending on the terms of our existing contracts with customers, we may not in all cases be able to fully recover the increased cost for delivery of tracker systems currently being manufactured for our customers by our international vendors due to higher tariffs currently in place, which has and may continue to impact our expected profitability under certain contracts. Imposition of new or higher tariffs could also adversely affect the amount or timing of our future revenue, results of operations or cash flows.

Changes in current laws or regulations or the imposition of new laws or regulations, or new interpretations thereof, in the solar energy sector, by federal or state agencies in the United States or foreign jurisdictions could impair our ability to compete and could materially harm our business, financial condition and results of operations.

There has been, and will continue to be, regulatory uncertainty in the clean energy sector generally and the solar energy sector in particular. Changes in current laws or regulations, or the imposition of new laws and regulations in the United States and around the world, could materially and adversely affect our business, financial condition and results of operations. In addition, any changes to the laws and implementing regulations affecting the clean energy sector may create delays in the introduction of new products, prevent our customers from deploying our products or, in some cases, require us to redesign our products.

For example, on July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act, which accelerates the phase-outs and terminations of various eligible tax credits enacted as part of the IRA and places restrictions on continued receipt of tax credits by specified foreign entities and foreign influenced entities. The reduction, elimination or expiration of government incentives for, or regulations mandating the use of, as well as corporate commitments to the use of renewable energy and solar energy specifically could reduce demand for solar energy systems and harm our business, financial condition and results of operations.

The terms and covenants, including financial covenants, set forth in the Credit Agreement could restrict our business, and if we do not comply with the covenants, including financial covenants, set forth in the Credit Agreement, our financial condition and results of operations could be adversely affected, including as a result of the Lenders' foreclosure on their first priority security interest in substantially all of our assets. In addition, our ability to borrow further term loans under the Credit Agreement is effectively subject to stockholder approval, and our operations may not provide sufficient cash to meet the repayment obligations under the Credit Agreement or to satisfy the minimum cash covenant that will apply to the Company on September 30, 2025.

In addition to the obligation to repay the principal amount of the Credit Agreement and related interest, the Credit Agreement includes customary affirmative and negative covenants, such as restrictions on our business activities, including debt incurrence, asset dispositions, distributions, and investments. The Credit Agreement also includes financial covenants that require the Company to: (i) maintain a minimum amount of unrestricted cash as of the end of each quarter starting with the quarter ending September 30, 2025 (at which time we will be required to have at least $20.0 million of unrestricted cash); (ii) generate minimum revenue over the twelve month periods ending December, 31, 2025, June 30, 2026, December 31, 2026 and the last day of each June and December thereafter; (iii) maintain minimum direct tracker margin measured on the last day of each fiscal quarter and each fiscal year starting with the fiscal quarter ending March 31, 2026; (iv) achieve a minimum consolidated EBITDA for each fiscal year, beginning with the fiscal year ending December 31, 2026; and (v) generate minimum purchase order amounts measured for the period from July 1, 2025 through December 31, 2025, January 1, 2026 through June 30, 2026, July 1, 2026 through December 31, 2026, and for each period of six months ending on the last day of each June and each December thereafter. The Credit Agreement is also subject to certain customary events of default and other event of default provisions that can be triggered by, among other things: (i) breach of payment obligations and other obligations and representations in the Credit Agreement or other loan documents; (ii) default under other material indebtedness of the Company and its subsidiaries; (iii) breach of the covenants, including the financial covenants, set forth in the Credit Agreement; (iv) commencement of certain involuntary bankruptcy proceedings or voluntary bankruptcy proceedings involving the Company, its subsidiaries or Alpha Steel; (v) one or more judgments, penalties or fines are rendered against the Company, its subsidiaries or Alpha Steel in excess of $500,000 (subject to certain exceptions and qualifications) or that involve an injunction that could reasonably be expected to result in a material adverse effect on the Company; (vi) the New Warrants and related documents are not in full force and effect or the Company defaults in the performance of its obligations under the New Warrants and related documents; or (vii) there is a change in control of the Company or the Company no longer owns at least 40% of Alpha Steel.

Additionally, the availability of, and the Lenders' obligations to fund, the additional $23.2 million of First Delayed Draw Term Loans under the Credit Agreement is subject to, among other conditions, approval by our stockholders of the full exercise of the New Warrants at the special meeting of stockholders to be held on September 4, 2025. If the requisite number of our stockholders do not provide this approval, there is no assurance that the First Delayed Draw Term Loans would be funded. We may not be able to comply with the minimum cash covenant applicable to us as of the quarter ending September 30, 2025 if we do not otherwise generate sufficient cash flows from our operating activities or secure other financing.

If we are not able to satisfy our obligations under the Credit Agreement, including compliance with the affirmative, negative and financial covenants applicable to the Company, or if there are events of defaults under the Credit Agreement, the Lenders will have the right to foreclose on their first priority security interest relating to substantially all of our assets to the exclusion of our general unsecured creditors. In the event of a default under the minimum cash covenant and other financial covenants, the Credit Agreement effectively requires us to reasonably cooperate in good faith with the Lenders to pursue strategic alternative transactions (including potential sale transactions), which may or may not result in sufficient proceeds to pay off the obligations under the Credit Agreement and also generate a return to our stockholders. If the Lenders pursue foreclosure, any such foreclosure would have a material and adverse impact on our business.

Additionally, while the obligations under the Credit Agreement are outstanding, the security interest granted to the Lenders and the other terms and conditions imposed by the Senior Notes may limit our flexibility in raising capital. Given the security interest granted in favor of the Lenders under the Credit Agreement in our assets (and the guarantees provided by our subsidiaries), we are constrained in our ability to incur additional secured indebtedness or to sell, transfer or dispose of our assets to raise capital without the Lenders’ consent, which could have an adverse impact on our financial flexibility.

A substantial number of shares of our common stock are issuable under the New Warrants and, if the New Warrants are exercised, will have a dilutive impact, and may be sold in this offering, which could cause the price of our common stock to decline.

New Warrants exercisable for up to 6,836,237 shares of our common stock were issued to the Lenders in connection with the transactions relating to the Credit Agreement, which would equal approximately 31.5% of our outstanding shares (based on 14,874,797 shares of our common stock outstanding as of July 25, 2025 and assuming the full exercise of the New Warrants). As a result, the ownership interest of our existing stockholders would be correspondingly reduced upon the exercise of the New Warrants. The issuance of shares of our common stock upon the exercise of the New Warrants could also have a dilutive effect on our book value per share and future earnings per share. In addition, the sale and any future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the price of our common stock. We cannot predict the effect, if any, that market sales of those shares of common stock or the availability of those shares of common stock for sale will have on the market price of our common stock.

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
Furnish the information required by Item 407(c)(3) of Regulation S-K (§229.407 of this chapter)

None

(c)
Furnish the information required by Item 408(a) of Regulation S-K (17 CFR 229.408(a)).

None of our directors or officers adopted, amended or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K during the three months ended June 30, 2025.

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

4.2	**

Amended and Restated Promissory Note dated July 2, 2025 between FTC Solar, Inc. and AV Securities, Inc. (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2025 and incorporated herein by reference)

4.3	**

Form of Warrant to Purchase Common Stock (filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2025 and incorporated herein by reference)

4.4	**

Amended and Restated Warrant to Purchase Common Stock dated July 2, 2025 between FTC Solar, Inc. and AV Securities, Inc. (filed as Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2025 and incorporated herein by reference)

10.1	**

At the Market Offering Agreement dated May 1, 2025 by and between FTC Solar, Inc. and H.C. Wainwright & Co., LLC (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2025 and incorporated herein by reference)

10.2	**

Credit Agreement dated July 2, 2025 by and among FTC Solar, Inc., the lenders party thereto and Acquiom Agency Services LLC, as administrative agent for the lenders+# (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2025 and incorporated herein by reference)

10.3	**

Form of Governance Rights Side Letter (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2025 and incorporated herein by reference)

10.4	**

Guarantee and Collateral Agreement dated July 2, 2025 by and among FTC Solar, Inc. and Acquiom Agency Services LLC, as administrative agent for the lender (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2025 and incorporated herein by reference)

10.5	**

Patent Security Agreement dated July 2, 2025 by and among FTC Solar, Inc. and Acquiom Agency Services LLC, as administrative agent for the lenders+ (filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2025 and incorporated herein by reference)

10.6	**

Trademark Security Agreement dated July 2, 2025 by and among FTC Solar, Inc. and Acquiom Agency Services LLC, as administrative agent for the lenders+ (filed as Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2025 and incorporated herein by reference)

10.7	**

Subordination Agreement dated July 2, 2025 by and among FTC Solar, Inc. and Acquiom Agency Services LLC, as administrative agent for the lenders (filed as Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2025 and incorporated herein by reference)

10.8	**

Amendment No. 1 to Securities Purchase Agreement and Security Release dated July 2, 2025 between FTC Solar, Inc. and AV Securities, Inc. (filed as Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2025 and incorporated herein by reference)

Exhibit Number		Description
10.9	**

Form of Registration Rights Agreement among FTC Solar, Inc. and the holders party thereto (filed as Exhibit 10.8 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2025 and incorporated herein by reference)

10.10	**

Amended and Restated Registration Rights Agreement dated July 2, 2025 between FTC Solar, Inc. and AV Securities, Inc. (filed as Exhibit 10.9 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2025 and incorporated herein by reference)

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
+

Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

#	Portions of this exhibit are redacted in accordance with Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FTC SOLAR, INC.

Date: August 5, 2025	/s/ Cathy Behnen
Cathy Behnen, Chief Financial Officer