Form 10-Q
period 2025-09-30
FTC Solar, Inc.
filed 2025-11-12
CIK 1828161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to__________

Commission File Number 001-40350

FTC SOLAR, INC.
(Exact name of registrant as specified in its charter)

Delaware	81-4816270
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10900 Stonelake Blvd, Suite 100, Quarry Oaks II Building, Austin, Texas	78759
(Address of principal executive offices)	(Zip Code)

(512) 481-4271
(Registrant's telephone number, including area code)

9020 N Capital of Texas Hwy, Suite I-260, Austin, Texas 78759
(Former name, former address and former fiscal year, if changed since last report)

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

As of October 31, 2025, 14,940,407 shares of the registrant's common stock were outstanding.

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

ITEM 1. FINANCIAL STATEMENTS

FTC Solar, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except shares and per share data)	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$24,369	$11,247
Accounts receivable, net of allowance for credit losses of $2,283 and $1,717 at September 30, 2025 and December 31, 2024, respectively	49,193	39,709
Inventories	7,655	10,144
Prepaid and other current assets	15,374	15,028
Total current assets	96,591	76,128
Operating lease right-of-use assets	1,026	1,149
Property and equipment, net	2,229	2,217
Goodwill	7,312	7,139
Equity method investment	2,298	954
Other assets	2,069	2,341
Total assets	$111,525	$89,928
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$16,313	$12,995
Accrued expenses	26,850	20,134
Income taxes payable	452	325
Deferred revenue	4,408	5,306
Other current liabilities	10,111	10,313
Total current liabilities	58,134	49,073
Long-term debt	16,648	9,466
Operating lease liability, net of current portion	583	411
Warrant liability	48,127	9,520
Other non-current liabilities	1,765	2,422
Total liabilities	125,257	70,892
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock par value of $0.0001 per share, 10,000,000 shares authorized; none issued as of September 30, 2025 and December 31, 2024	—	—
Common stock par value of $0.0001 per share, 850,000,000 shares authorized; 14,937,835 and 12,853,823 shares issued and outstanding as of September 30, 2025 and December 31, 2024	1	1
Treasury stock, at cost; 1,076,257 shares as of September 30, 2025 and December 31, 2024	—	—
Additional paid-in capital	377,591	367,318
Accumulated other comprehensive loss	(396)	(542)
Accumulated deficit	(390,928)	(347,741)
Total stockholders' equity (deficit)	(13,732)	19,036
Total liabilities and stockholders’ equity (deficit)	$111,525	$89,928

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except shares and per share data)	2025	2024	2025	2024
Revenue:
Product	$20,061	$7,411	$54,130	$27,092
Service	5,969	2,725	12,696	7,061
Total revenue	26,030	10,136	66,826	34,153
Cost of revenue:
Product	18,550	11,798	57,537	34,632
Service	5,886	2,644	15,061	8,278
Total cost of revenue	24,436	14,442	72,598	42,910
Gross profit (loss)	1,594	(4,306)	(5,772)	(8,757)
Operating expenses
Research and development	1,228	1,467	3,281	4,441
Selling and marketing	1,672	2,406	4,099	6,830
General and administrative	6,399	6,797	16,612	19,374
Total operating expenses	9,299	10,670	23,992	30,645
Loss from operations	(7,705)	(14,976)	(29,764)	(39,402)
Interest expense	(1,988)	(14)	(3,430)	(448)
Interest income	6	38	17	337
Gain from disposal of investment in unconsolidated subsidiary	—	—	3,204	4,085
Gain on sale of Atlas	90	—	140	—
Loss from change in fair value of warrant liability	(16,066)	—	(14,298)	—
Loss on extinguishment of debt	(173)	—	(173)	—
Other income, net	35	93	110	122
Income (loss) from unconsolidated subsidiary	1,907	(256)	1,344	(767)
Loss before income taxes	(23,894)	(15,115)	(42,850)	(36,073)
Provision for income taxes	(44)	(244)	(337)	(298)
Net loss	(23,938)	(15,359)	(43,187)	(36,371)
Other comprehensive income:
Foreign currency translation adjustments	37	207	146	62
Comprehensive loss	$(23,901)	$(15,152)	$(43,041)	$(36,309)
Net loss per share:
Basic and diluted(*)	$(1.61)	$(1.21)	$(3.17)	$(2.88)
Weighted-average common shares outstanding:
Basic and diluted(*)	14,899,638	12,738,030	13,626,800	12,623,500

*	Prior year per-share amounts and number of shares, as applicable, have been revised to reflect the 1-for-10 reverse stock split effective November 29, 2024.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

For the three and nine months ended September 30, 2025:

	Preferred stock		Common stock		Treasury stock
(in thousands, except shares)	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-In capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity (deficit)
Balance as of December 31, 2024	—	$—	12,853,823	$1	1,076,257	$—	$367,318	$(542)	$(347,741)	$19,036
Shares issued during the period for vested restricted stock awards	—	—	209,486	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	5,000	—	—	—	3	—	—	3
Stock-based compensation	—	—	—	—	—	—	280	—	—	280
Net loss	—	—	—	—	—	—	—	—	(3,819)	(3,819)
Other comprehensive gain	—	—	—	—	—	—	—	28	—	28
Balance as of March 31, 2025	—	—	13,068,309	1	1,076,257	—	367,601	(514)	(351,560)	15,528
Shares issued during the period for vested restricted stock awards	—	—	53,708	—	—	—	—	—	—	—
Exercise of warrants	—	—	1,750,000	—	—	—	7,927	—	—	7,927
Stock-based compensation	—	—	—	—	—	—	936	—	—	936
Net loss	—	—	—	—	—	—	—	—	(15,430)	(15,430)
Other comprehensive gain	—	—	—	—	—	—	—	81	—	81
Balance as of June 30, 2025	—	—	14,872,017	1	1,076,257	—	376,464	(433)	(366,990)	9,042
Shares issued during the period for vested restricted stock awards	—	—	65,818	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,127	—	—	1,127
Net loss	—	—	—	—	—	—	—	—	(23,938)	(23,938)
Other comprehensive gain	—	—	—	—	—	—	—	37	—	37
Balance as of September 30, 2025	—	$—	14,937,835	$1	1,076,257	$—	$377,591	$(396)	$(390,928)	$(13,732)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Continued)

(unaudited)

For the three and nine months ended September 30, 2024:

	Preferred stock		Common stock		Treasury stock
(in thousands, except shares)	Shares	Amount	Shares(*)	Amount(*)	Shares(*)	Amount	Additional paid-In capital(*)	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity
Balance as of December 31, 2023	—	$—	12,544,533	$1	1,076,257	$—	$361,898	$(293)	$(299,135)	$62,471
Shares issued during the period for vested restricted stock awards	—	—	50,693	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,639	—	—	1,639
Net loss	—	—	—	—	—	—	—	—	(8,771)	(8,771)
Other comprehensive loss	—	—	—	—	—	—	—	(181)	—	(181)
Balance as of March 31, 2024	—	—	12,595,226	1	1,076,257	—	363,537	(474)	(307,906)	55,158
Shares issued during the period for vested restricted stock awards	—	—	100,908	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	4,124	—	—	—	3	—	—	3
Stock-based compensation	—	—	—	—	—	—	1,285	—	—	1,285
Net loss	—	—	—	—	—	—	—	—	(12,241)	(12,241)
Other comprehensive gain	—	—	—	—	—	—	—	36	—	36
Balance as of June 30, 2024	—	—	12,700,258	1	1,076,257	—	364,825	(438)	(320,147)	44,241
Shares issued during the period for vested restricted stock awards	—	—	71,843	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	258	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	1,319	—	—	1,319
Net loss	—	—	—	—	—	—	—	—	(15,359)	(15,359)
Other comprehensive gain	—	—	—	—	—	—	—	207	—	207
Balance as of September 30, 2024	—	$—	12,772,359	$1	1,076,257	$—	$366,144	$(231)	$(335,506)	$30,408

*	Prior year shares and amounts, as applicable, have been revised to reflect the 1-for-10 reverse stock split effective November 29, 2024.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
(in thousands)	2025	2024
Cash flows from operating activities
Net loss	$(43,187)	$(36,371)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	2,343	4,243
Depreciation and amortization	897	1,229
Loss from change in fair value of warrant liability	14,298	—
Amortization of debt discount and issue costs	1,385	236
Paid-in-kind non-cash interest	1,567	—
Provision for obsolete and slow-moving inventory	—	177
(Income) loss from unconsolidated subsidiary	(1,344)	767
Gain from disposal of investment in unconsolidated subsidiary	(3,204)	(4,085)
Gain on sale of Atlas	(140)	—
Loss on extinguishment of debt	173	—
Warranties issued and remediation added	2,073	4,735
Warranty recoverable from manufacturer	271	388
Credit loss provisions	566	1,330
Deferred income taxes	425	220
Lease expense	884	861
Impact on cash from changes in operating assets and liabilities:
Accounts receivable	(9,875)	26,604
Inventories	2,489	(11,396)
Prepaid and other current assets	(399)	(1,403)
Other assets	(344)	(514)
Accounts payable	3,150	10,622
Accruals and other current liabilities	5,696	(13,502)
Deferred revenue	(898)	832
Other non-current liabilities	(1,208)	(2,013)
Lease payments and other, net	(1,034)	(968)
Net cash used in operations	(25,416)	(18,008)
Cash flows from investing activities:
Purchases of property and equipment	(793)	(1,355)
Proceeds from sale of Atlas software platform	140	—
Proceeds from sale of property and equipment	6	—
Equity method investment in Alpha Steel	—	(1,800)
Proceeds from disposal of investment in unconsolidated subsidiary	3,204	4,085
Net cash provided by investing activities	2,557	930
Cash flows from financing activities:
Proceeds from borrowings	35,955	—
Financing costs paid	(58)	—
Proceeds from stock option exercises	3	3
Net cash provided by financing activities	35,900	3
Effect of exchange rate changes on cash and cash equivalents	81	95
Increase (decrease) in cash and cash equivalents	13,122	(16,980)
Cash and cash equivalents at beginning of period	11,247	25,235
Cash and cash equivalents at end of period	$24,369	$8,255
Supplemental disclosures of cash flow information:
Purchases of property and equipment included in ending accounts payable and accruals	$167	$225
Fair value of common stock issued upon warrant exercise	$7,927	$—
Right-of-use asset and lease liability recognition for new leases	$526	$500
Paid-in-kind non-cash interest added to term loan principal	$1,567	$—
Cash paid during the period for interest	$263	$211
Cash paid during the period for taxes, net of refunds	$12	$113

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

We are a global provider of solar tracker systems, supported by proprietary software and value-added engineering services. Solar tracker systems move solar panels throughout the day to maintain an optimal orientation relative to the sun, thereby increasing the amount of solar energy produced at a solar installation. Our one module-in-portrait ("1P") solar tracker system is marketed under the Pioneer brand name ("Pioneer"), and our original two modules-in-portrait ("2P") solar tracker system is marketed under the Voyager brand name (“Voyager”). We also have a mounting solution to support the installation and use of U.S.-manufactured thin-film modules. Our primary software offerings include SUNPATH, which helps customers optimize solar tracking for increased energy production, and our SUNOPS real-time operations management platform. In addition, we have a team of renewable energy professionals available to assist our U.S. and worldwide clients in site layout, structural design, pile testing and other needs across the solar project development and construction cycle. Our products and services provide tracker solutions for large utility-scale solar and distributed generation projects around the world. Our customers are primarily engineering, procurement and construction companies ("EPCs") and we also contract with developers and owners. The Company is headquartered in Austin, Texas, and has international subsidiaries in Australia, China, India, South Africa and Spain.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups (JOBS) Act. Under the JOBS Act, we elected to use the allowed extended transition period to delay adopting new or revised accounting standards until such time as those standards apply to private companies.

2. Summary of significant accounting policies

Basis of presentation and principles of consolidation

The accompanying unaudited Condensed Consolidated Financial Statements include the results of the Company and its wholly owned subsidiaries and have been prepared based on the assumption that the Company will continue as a going concern and are in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X. As discussed further in "Liquidity and Going Concern" below, given the Company's current cash balances, subject to future minimum unrestricted cash covenants, and recurring losses from operations, management has concluded that there is substantial doubt about the Company's ability to continue as a going concern during the next year.

In the opinion of management, all adjustments of a normal recurring nature have been made that are considered necessary for a fair statement of our financial position as of September 30, 2025 and December 31, 2024, and our results of operations for the three and nine months ended September 30, 2025 and cash flows for the nine months ended September 30, 2025 and 2024. The Condensed Consolidated Balance Sheet as of December 31, 2024 has been derived from the Company’s audited Consolidated Financial Statements but does not include all disclosures required by U.S. GAAP. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. Intercompany balances and transactions have been eliminated in consolidation.

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

Liquidity and Going Concern

We have incurred cumulative losses since inception and have a history of cash outflows from operations, inclusive of $25.4 million in cash utilized in our operating activities during the nine months ended September 30, 2025. As of September 30, 2025, we had cash on hand of $24.4 million, $38.5 million of working capital and a stockholders' deficit of $13.7 million.

As of September 30, 2025, in addition to our cash on hand and working capital, we had approximately $13.75 million of capacity available for future sales of our common stock under our ATM program as defined and described further in Note 14, "ATM Program" below. There can be no assurance regarding the price at which we will be able to sell such shares, and any sales of our common stock under the ATM program may be at prices that result in additional dilution to our existing stockholders.

As described further in Note 12, "Debt", on July 2, 2025 (the "Closing Date"), we entered into a Credit Agreement (the "Original Credit Agreement") by and among the Company, as borrower, each lender party thereto from time to time (the "Lenders"), and Acquiom Agency Services LLC, as administrative agent for the Lenders. On November 11, 2025, we entered into the First Amendment to Credit Agreement with the administrative agent on behalf of the Lenders (the "First Amendment" and the Original Credit Agreement as amended by the First Amendment, the "Credit Agreement") to amend certain of the financial covenants applicable to us and in connection with our agreement to acquire 100% of the membership interests of Alpha Steel. The Credit Agreement provides for a senior secured term facility of up to $75 million, consisting of (i) $14.3 million principal amount of Initial Term Loans that were funded on the Closing Date, (ii) $23.2 million principal amount of First Delayed Draw Term Loans that were funded on September 19, 2025, and (iii) up to $37.5 million principal amount of Second Delayed Draw Term Loans that may be requested by the Company and approved by the Lenders in their sole discretion (collectively, with the Initial Term Loans and the First Delayed Draw Term Loans, the "Term Loans"). The Term Loans currently outstanding mature on July 2, 2029. For further information relating to the First Amendment and Credit Agreement, see Note 12, "Debt" and Note 19, "Subsequent events" below.

In addition to quarterly cash interest payments required under the Credit Agreement, as of September 30, 2025, we also had a contractual obligation that would have required us to make additional capital contributions of up to $0.8 million to Alpha Steel, as well as make a minimum level of purchases from Alpha Steel, as described further in Note 9, "Equity method investment" below. On November 11, 2025, we entered into a Membership Interest Purchase Agreement with the other equity holders of Alpha Steel pursuant to which we agreed to acquire all of their membership interests, and, at the closing of the related transactions, we will own 100% of the membership interests of Alpha Steel, and Alpha Steel will be our wholly-owned subsidiary. For further information relating to this transaction, see Note 19, "Subsequent events" below. Prior to our acquisition of all of the membership interests of Alpha Steel, in the event we were to fail to meet our minimum required purchase commitments during a specified period, including the period from July 1, 2025 to June 30, 2026, we would have been required to make a cash payment for the net profit attributable to any unfilled requirements, calculated as specified in the agreement, in an amount not to exceed $4.0 million in the aggregate.

Based on our cash position at September 30, 2025, and in view of our recent operating losses and financial performance, which could impact our ability to meet financial covenant requirements during the twelve months following issuance of this Quarterly Report, as well as the availability of additional financing provided by the Credit Agreement in the form of Second Delayed Draw Term Loans not being completely within our control, we have concluded that substantial doubt exists as to our ability to continue as a going concern within the next year.

Our ability to meet our liquidity needs over the next year is dependent upon (i) our cash on hand (subject to a $20.0 million minimum unrestricted cash covenant under the Credit Agreement effective for the quarter ended December 31, 2025) and our compliance with the other financial covenants under the Credit Agreement (such minimum cash covenant and the other financial covenants under the Credit Agreement as described further in Note 12, "Debt")), (ii) our expectations of increased project activity and cash flow during the twelve-month period following issuance of these Condensed Consolidated Financial Statements, (iii) the availability of additional proceeds in the form of Second Delayed Draw Term Loans that may be requested by the Company and approved by the Lenders in their sole discretion, and (iv) utilization, as appropriate, of the capacity available for future sales of our common stock under the ATM program. In addition, we continue to remain focused on implementing additional cost savings steps, which could impact, among other things, the location of our headcount and the level of services currently provided by third parties.

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

The Company’s accounts receivables are derived from revenue earned from customers primarily located in the United States and Australia. For the periods included in this Quarterly Report, no company locations other than in the United States accounted for more than 10% of our consolidated revenue. Most of our customers are project developers, solar asset owners and engineering, procurement and construction (“EPC”) contractors that design and build solar energy projects. We typically rely on a small number of customers that account for a large portion of our revenue each period and our outstanding receivables at each period end.

Cash and cash equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Certain of our cash equivalents include deposits in money market funds that invest primarily in short-term securities issued or guaranteed by the U.S. government or its agencies or instrumentalities and contain no restrictions on immediate redemption. These deposits totaled $0.5 million at both September 30, 2025 and December 31, 2024. Interest earned on cash equivalents is included in interest income in our Condensed Consolidated Statements of Comprehensive Loss.

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

No impairment of goodwill was recognized as of September 30, 2025 or during 2024.

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

Warrants

Warrants issued for the purchase of our common stock are evaluated for liability or equity classification and recorded at fair value upon issuance. Fair value may be determined using a Black-Scholes model or other valuation technique depending on the terms of the warrants, based primarily on Level 2 inputs. Warrants containing clauses that could require settlement in cash or with other assets are reflected as liabilities whereas warrants that may only be settled with the issuance of our common stock are reflected as a component of our equity. Warrants classified as liabilities are adjusted to current fair value at the end of each reporting period with changes reflected in our results of operations. Legal, consulting, accounting and other fees that are incremental and directly related to the issuance of warrants are expensed as incurred for warrants classified as liabilities or shown as a reduction to the value of our warrants as reflected in our equity.

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

Stock-based compensation

We recognize compensation expense for all share-based payment awards made, including stock options and restricted stock units ("RSUs"), based on the estimated fair value of the award on the grant date. We calculate the fair value of stock options using the Black-Scholes option pricing model for awards with service-based vesting or through use of a lattice model or a Monte Carlo simulation for stock options and RSU awards with market conditions. The fair value of RSUs with only service or performance-based vesting is based on the estimated fair value of the Company's common stock on the date of grant. We consider the closing price of our stock, as reported on Nasdaq, to be the fair value of our stock on the grant date.

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

Contract assets and liabilities: The timing of revenue recognition, billing, and cash collection results in the recognition of accounts receivable, unbilled receivables for revenue recognized in excess of billings, and deferred revenue in the Condensed Consolidated Balance Sheets. We have elected to use the practical expedient of expensing incremental costs of obtaining a contract for our contracts of less than one year in duration. We may receive advances or deposits from our customers before revenue is recognized, resulting in contract liabilities, which are reflected as “deferred revenue” in our Condensed Consolidated Balance Sheets. Customer deposits are short term as the related performance obligations are typically fulfilled within 12 months. Changes in deferred revenue relate to fluctuations in the timing of customer deposits and completion of performance obligations. Revenue recognized during the three and nine months ended September 30, 2025, from amounts included in deferred revenue at December 31, 2024, totaled zero and $5.3 million, respectively. Approximately $1.1 million and $3.6 million of revenue was recognized during the three and nine months ended September 30, 2024, respectively, from amounts included in deferred revenue at December 31, 2023, which totaled $3.6 million.

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

In March 2024, the SEC adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. This rule would require registrants to disclose certain climate-related information in registration statements and annual reports. In April 2024, the SEC issued a stay of the final rules pending a judicial review of the validity of the rules by the Eighth Circuit Court of Appeals (the "Eighth Circuit"). In March 2025, the SEC sent a letter to the Eighth Circuit stating that they were withdrawing their defense of the rules and would no longer advance the arguments in the brief they had filed. In April 2025, the Eighth Circuit issued an order to hold the case in abeyance, as requested by a group of intervening states and the District of Columbia, pending the SEC filing a status report as to whether it intends to review or reconsider the rules at issue in the case or enforce them if the Eight Circuit upholds the climate disclosure rule. On July 23, 2025, the SEC responded to the order of the Eighth Circuit by issuing a status report stating it had no intention of reviewing or reconsidering the rules at this time and asked the Court to decide the case before the SEC commits to a course of action. On September 12, 2025, Eighth Circuit paused its consideration of legal challenges to the SEC's climate disclosure rules pending further action by the SEC. The rules remain stayed by the SEC. We continue to monitor developments in the case to determine if there will ultimately be any impact on our disclosures.

In November 2024, the FASB issued ASU 2024-03 - Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-04). ASU 2024-03 requires companies to disclose additional specific information including, among other things, (a) purchases of inventory, (b) employee compensation, (c) depreciation, and (d) intangible asset amortization included in each of its expense captions disclosed on the face of its results of operations statement, as well as total selling expenses. As clarified in ASU 2025-01, we are currently required to adopt ASU 2024-03 for our annual reporting effective December 31, 2027 and in our quarterly reporting beginning in 2028.

In May 2025, the FASB issued ASU 2025-04, Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606). This new guidance applies to all entities that issue share-based consideration to a customer that is within the scope of Topic 606. The guidance revises the definition of a performance condition to include conditions based on a customer's purchases and eliminates the policy election allowing grantors to account for forfeitures of customer awards as they occur. It also clarifies that the guidance on constraining estimates of variable consideration does not apply to share-based consideration payable to a customer. We are currently required to adopt this new standard on either a modified retrospective or a retrospective basis beginning in the first quarter of 2027. We are evaluating the impact, if any, on the Company upon adoption and have made no determination at this time regarding the method of adoption to be used.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326). This new guidance provides companies with a practical expedient to assume that current conditions as of the balance sheet date will persist through a reasonable and supportable forecast period when adjusting historical data to be used in the estimation of credit losses. We currently anticipate adopting ASU 2025-05 on a prospective basis beginning in 2026.

Other standards or regulatory requirements that have been issued but not yet adopted as of September 30, 2025, are either not applicable to us or are not expected to have any material impact upon adoption.

Reclassifications

Prior year amounts relating to interest income in our Condensed Consolidated Statements of Comprehensive Loss have been reclassified to conform to the current year presentation. There was no impact on our financial condition or results of operations as a result of the reclassification.

3. Accounts receivable, net

Accounts receivable consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Trade receivables	$19,797	$22,369
Related party receivables	3,797	3,121
Revenue recognized in excess of billings	27,872	15,936
Other receivables	10	—
Total	51,476	41,426
Allowance for credit losses	(2,283)	(1,717)
Accounts receivable, net	$49,193	$39,709

Information about our related party receivables at September 30, 2025, may be found below in Note 16, "Related party transactions".

Activity in the allowance for credit losses during the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Balance at beginning of period	$1,909	$232	$1,717	$8,557
Amounts charged to earnings during the period	374	743	566	1,330
Write-offs of accounts	—	—	—	(8,912)
Balance at end of period	$2,283	$975	$2,283	$975

4. Inventories

Inventories consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Finished goods	$8,171	$10,660
Allowance for slow-moving and obsolete inventory	(516)	(516)
Total	$7,655	$10,144

5. Prepaid and other current assets

Prepaid and other current assets consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Vendor deposits	$9,271	$7,184
Vendor deposits with related party	708	2,005
Prepaid expenses	866	842
Prepaid taxes	742	595
Deferred cost of revenue	302	433
Other current assets	3,485	3,969
Total	$15,374	$15,028

At September 30, 2025 and December 31, 2024, other current assets included $2.0 million for a non-interest-bearing customer advance related to pre-project construction financing activities. This advance is secured by certain customer assets.

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

Our expense for our operating leases consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Operating lease cost	$290	$252	$884	$861
Short-term lease cost	70	100	218	304
Total lease cost	$360	$352	$1,102	$1,165

Reported in:
Cost of revenue	$191	$186	$562	$681
Research and development	25	43	58	71
Selling and marketing	21	14	68	101
General and administrative	123	109	414	312
Total lease cost	$360	$352	$1,102	$1,165

Future remaining operating lease payment obligations were as follows:

(in thousands)	September 30, 2025
Remainder of 2025	$171
2026	475
2027	420
2028	70
2029	57
2030	24
Total lease payments	1,217
Less: imputed interest	(210)
Present value of operating lease liabilities	$1,007

Current portion of operating lease liability	$424
Operating lease liability, net of current portion	583
Present value of operating lease liabilities	$1,007

7. Property and equipment, net

Property and equipment consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Leasehold improvements	$408	$338
Field equipment	1,142	1,108
Information technology equipment	838	659
Tooling	2,225	1,847
Capitalized software	1,251	1,011
Total	5,864	4,963
Accumulated depreciation	(3,635)	(2,746)
Property and equipment, net	$2,229	$2,217

Depreciation expense for the three months ended September 30, 2025 and 2024, totaled $0.3 million in each period. Depreciation expense for the nine months ended September 30, 2025 and 2024, totaled $0.9 million and $0.8 million, respectively.

8. Goodwill

During the nine months ended September 30, 2025 and 2024, activity in our goodwill balance was as follows:

	Nine months ended September 30,
(in thousands)	2025	2024
Balance at beginning of period	$7,139	$7,538
Translation	173	(117)
Balance at end of period	$7,312	$7,421

9. Equity method investment

As of the quarter ended September 30, 2025, we had a 45% interest in Alpha Steel LLC ("Alpha Steel"), which is accounted for under the equity method of accounting. Alpha Steel, located in Sealy, Texas, is dedicated to producing steel components, including torque tubes, for utility-scale solar projects. As of the quarter ended September 30, 2025, Taihua New Energy (Thailand) Co., LTD ("Taihua") had a 51% interest in Alpha Steel and DAYV LLC, an entity owned by members of the Board of Managers of Alpha Steel and a related party with the parent company of Taihua, had a 4% interest in Alpha Steel. The Chief Executive Officer of Taihua was the General Manager of Alpha Steel. As of the quarter ended September 30, 2025, we had equal voting representation with Taihua and DAYV LLC, combined, on Alpha Steel's Board of Managers which is responsible, through majority vote, for making certain "major decisions" involving Alpha Steel, as specified in the limited liability company agreement ("LLC Agreement"), including, among other things, approval of an annual business plan. On November 11, 2025, we entered into a Membership Interest Purchase Agreement with Taihua and DAYV LLC pursuant to which we agreed to acquire all of their membership interests. As a result, at the closing of the transactions under the Membership Interest Purchase Agreement, we will own 100% of the membership interests of Alpha Steel, and Alpha Steel will become our wholly-owned subsidiary. For further information relating to this transaction, see Note 19, "Subsequent events" below. For the nine months ended September 30, 2025 and 2024, we recognized income of $1.3 million and loss of $0.8 million, respectively, which represents our share of the net operating results incurred by Alpha Steel during each period. For the three months ended September 30, 2025 and 2024, we recognized income of $1.9 million and losses of $0.3 million, respectively.

In connection with the creation of Alpha Steel, we also entered into an equipment supply agreement with Alpha Steel (as amended, the "Supply Agreement"), effective through June 30, 2027, the terms of which apply to our equipment purchase orders. Pursuant to the Supply Agreement that is in place with Alpha Steel prior to Alpha Steel becoming a wholly-owned subsidiary, we had committed to placing a minimum level of purchase orders for torque tubes with Alpha Steel during the period from July 1, 2025 to June 30, 2026 and for the subsequent annual period. In the event we had failed to meet our minimum required purchase commitments in any period, we would have been required to make a cash payment for the net profit attributable to any unfilled requirements, calculated as specified in the agreement, in an amount not to exceed $4.0 million in the aggregate in each measurement period. The Supply Agreement may be terminated early in accordance with its provisions or may be extended beyond the initial term if mutually agreed to by the parties.

10. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	September 30, 2025	December 31, 2024
Accrued cost of revenue	$10,750	$13,033
Related party accrued cost of revenue	11,226	1,718
Accrued compensation	3,120	3,687
Accrued interest	211	—
Other accrued expenses	1,543	1,696
Total accrued expenses	$26,850	$20,134

Warranty reserves	$9,728	$9,482
Current portion of operating lease liability	424	755
Non-federal tax obligations	(41)	76
Total other current liabilities	$10,111	$10,313

Information relating to our related party accrued cost of revenue at September 30, 2025 and December 31, 2024 may be found below in Note 16, "Related party transactions".

Other accrued expenses primarily include amounts due for (i) legal costs associated with outstanding corporate or legal matters and (ii) other professional services.

Activity by period in the Company's warranty accruals was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Balance at beginning of period	$11,810	$10,415	$11,904	$11,002
Warranties issued and remediation added during the period	459	3,096	2,073	4,735
Settlements made during the period	(616)	(839)	(1,857)	(2,131)
Changes in liability for pre-existing warranties	(160)	(934)	(627)	(1,868)
Balance at end of period	$11,493	$11,738	$11,493	$11,738

			As of
			September 30, 2025	September 30, 2024
Warranty accruals are reported in:
Other current liabilities			$9,728	$8,949
Other non-current liabilities			1,765	2,789
Balance at end of period			$11,493	$11,738

11. Income taxes

For the three months ended September 30, 2025 and 2024, we recorded income tax expense of $0.04 million and income tax expense of $0.24 million, respectively, and for the nine months ended September 30, 2025 and 2024, we recorded income tax expense of $0.34 million and $0.30 million, respectively. These amounts for each period were lower than the statutory rate of 21%, primarily due to a valuation allowance established against the U.S. deferred tax assets.

We have had no material change in our unrecognized tax benefits since December 31, 2024. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of September 30, 2025, and December 31, 2024, we had no accrued interest or penalties related to unrecognized tax benefits.

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

12. Debt

(in thousands)	September 30, 2025	December 31, 2024
Term loans	$54,213	$15,146
Less: discount and deferred loan costs	(37,565)	(5,680)
Long-term debt, net	$16,648	$9,466

Credit Agreement and warrant issuance

On July 2, 2025, we entered into the Credit Agreement which provides for a senior secured term facility of up to $75 million, consisting of (i) $14.3 million principal amount of Initial Term Loans that were funded on the Closing Date, (ii) $23.2 million principal amount of First Delayed Draw Term Loans that were funded on September 19, 2025, and (iii) up to $37.5 million principal amount of Second Delayed Draw Term Loans that may be requested by the Company and approved by the Lenders in their sole discretion. The Term Loans currently outstanding mature on July 2, 2029.

The funding of the First Delayed Draw Term Loans occurred following the approval by the Company's stockholders on September 4, 2025, in accordance with Nasdaq Listing Rule 5635(d), of the issuance of an aggregate 6,836,237 shares of our common stock issuable upon exercise of certain warrants (the "New Warrants") granted to the Lenders on the Closing Date, in excess of certain caps that were applicable to the exercise of New Warrants in the absence of such Company stockholder approval. The New Warrants are (i) exercisable at any time through July 2, 2035, at an exercise price of $0.01 per share, (ii) accounted for as a long-term liability, based on terms that could require cash settlement upon the occurrence of a contingent change in control event, and (iii) were valued at approximately $32.1 million in aggregate on the grant date.

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

Key terms

The Term Loans bear interest at 12.00% per annum. A portion of the interest equal to 7.00% per annum is being capitalized and added as paid-in-kind interest and will increase the outstanding principal amount of the Term Loans. The remainder of the interest will be paid in cash at the end of each fiscal quarter. Upon the occurrence and during the continuation of certain events of default under the Credit Agreement ("Events of Default") or upon the election of certain required Lenders during the occurrence and continuation of any Event of Default, the interest rate applicable to the Term Loans will be increased by a 7.00% default interest rate, which would be capitalized and added to the principal amount of the debt. The estimated annual effective interest rate based on the original principal of the Term Loans, inclusive of the A&R Promissory Note defined below, and including amortization of the associated discount and deferred loan costs is approximately 29%.

The Credit Agreement provides for the mandatory prepayment of the indebtedness and other obligations outstanding under the Credit Agreement and other applicable loan documents upon the occurrence of certain events (including in connection with a change in control of the Company) and upon acceleration following an Event of Default (an "Exit Fee Event"). If an Exit Fee Event occurs, the Company shall pay an exit fee (the "Exit Fee") equal to (x) the aggregate amount of all Term Loans extended by the Lenders under the Credit Agreement, multiplied by (y) the Exit Fee Percentage, minus (z) the amount of interest paid in cash by the Company prior to the Exit Fee Event, where the "Exit Fee Percentage" equals 25% in connection with a change of control transaction, or otherwise equals 50%.

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

Financial covenants

The Credit Agreement contains a minimum unrestricted cash covenant and financial covenants relating to minimum revenue-, product margin-, EBITDA- and purchase order-related targets. The minimum unrestricted cash covenant first applied to the Company for the quarter ending September 30, 2025, and was successfully met. The Company is further required to have an aggregate balance of unrestricted cash of $20.0 million as of December 31, 2025, March 31, 2026, June 30, 2026 and the last day of each quarter thereafter. Additionally, the Company is required to comply with a minimum quarterly revenue target for each three-month period beginning with the quarter ending December 31, 2025, with a $30.0 million quarterly revenue target for the quarter ending December 31, 2025, a $40.0 million quarterly revenue target for the quarter ending March 31, 2026, a $60.0 million quarterly revenue target for the quarter ending June 30, 2026, a $70.0 million quarterly revenue target for the quarter ending September 30, 2026, and an $80.0 million quarterly revenue target for the quarter ending December 31, 2026, and for each fiscal quarter thereafter. Commencing with the fiscal quarter ending March 31, 2026, the Company’s direct tracker margin must exceed certain thresholds for each fiscal quarter. The Company’s consolidated EBITDA also is required to be at least $25.0 million for each twelve consecutive months ending on the last day of the fiscal year, beginning on December 31, 2026. Lastly, the financial covenants include a requirement that the amounts due to the Company under new purchase orders meet certain thresholds.

At September 30, 2025, the Company was in compliance with all financial covenants under the Credit Agreement applicable to the Company as of September 30, 2025.

Previously existing debt and warrants

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

Pursuant to the terms of the Senior Notes, we elected to increase the outstanding principal amount of the Senior Notes by an amount of interest at a rate of 13% per annum ("paid-in-kind" interest) capitalized semiannually on the final business day in June and December of each year. As a result, our outstanding principal balance of the Senior Notes was $16.1 million as of July 2, 2025. The Senior Notes were initially secured by substantially all of our assets.

The Original Warrants issued in the Offering were exercised on June 30, 2025 at an exercise price of $0.10 per share, in return for the issuance of 1,750,000 shares of our common stock. We had previously determined liability classification for the Original Warrants was required based on terms that could require cash settlement upon the occurrence of a contingent change in control event. As a result, the Original Warrants were revalued to current fair value at the date of exercise with the offsetting amount reported in our Condensed Consolidated Statements of Comprehensive Loss.

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

Also, in connection with the Credit Agreement and the Subordination Agreement, the Company and Investor entered into an Amended and Restated Promissory Note, dated July 2, 2025 (the “A&R Promissory Note”). The A&R Promissory Note amends and restates the original Senior Notes to remove the seniority terms of those notes, conform the original Senior Notes to the terms of the Credit Agreement and the Subordination Agreement, amend certain prepayment and make-whole terms under the original Senior Notes, delete certain covenants and event of default terms, reduce the interest rate under the original Senior Notes to 5% per annum paid in cash and 7% per annum paid in kind, both on the final business day of June and December in each year, and to delete the financial covenants set forth in the original Senior Notes. As a result of an amendment to the Purchase Agreement entered into on July 2, 2025 (the "Purchase Agreement Amendment"), among other things, the Investor agreed to release all liens and guarantees securing the obligations under the Senior Notes, the Purchase Agreement, and the A&R Promissory Note. The A&R Promissory Note also (i) provides for additional interest to be capitalized and added to the principal amount of the debt at a rate of 5% per annum upon the occurrence and continuation of certain events of default and (ii) matures on January 2, 2030.

Included as a portion of the aggregate number of New Warrants described above, the Investor received 1,417,945 New Warrants on July 2, 2025, attributable to the Investor's agreements under the A&R Promissory Note, the Subordination Agreement, and the Purchase Agreement Amendment.

In accordance with Accounting Standards Codification 470-50, Modifications and Extinguishment, we evaluated the present value of future estimated cash flows of the Senior Notes immediately prior to the amendments described above and the present value of future estimated cash flows under the A&R Promissory Note, inclusive of the fair value of the New Warrants issued to the Investor as described above, and determined that extinguishment accounting was required with respect to the Senior Notes. This resulted in a non-cash charge of $0.2 million for the three months ended September 30, 2025, reflected as a "Loss on extinguishment of debt" in the accompanying Condensed Consolidated Statements of Comprehensive Loss due to the required write off of the remaining unamortized debt discount and debt issue costs of the Senior Notes in connection with the amendments described above and the estimated fair value of the A&R Promissory Note of approximately $4.4 million that was determined primarily using Level 2 inputs associated with the fair value of other third party debt issued contemporaneously with the amendment of this debt, as well as market spreads between secured and subordinated debt.

13. Commitments and contingencies

We may become involved in various claims, lawsuits, investigations, and other proceedings arising in the normal course of business. We accrue a liability when information available prior to the issuance of our Condensed Consolidated Financial Statements indicates it is probable that a loss has been incurred as of the date of the Condensed Consolidated Financial Statements, and the amount of loss can be reasonably estimated. If the reasonable estimate of the probable loss is a range, we record an accrual for the most likely estimate of the loss, or the low end of the range if there is no one best estimate. We adjust our accruals to reflect the impact of negotiation, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Legal costs are expensed as incurred.

United States Customs and Border Protection assessment

In March of 2023, United States Customs and Border Protection ("CBP") issued notices of tariff assessment that indicated an action taken at the Import Specialist (i.e., the port) level with respect to merchandise imported from Thailand under entry number 004-1058562-5 (the “625 Assessment”) and entry number 004-1063793-9 (the “Original 939 Assessment”, and collectively with the 625 Assessment, the “Original CBP Assessments”). The Original CBP Assessments related to certain torque beams that are used in our Voyager+ product that were imported in 2022. In the Original CBP Assessments, CBP asserted that Section 301 China tariffs, Section 232 steel and aluminum tariffs, and antidumping and countervailing duties applied to the merchandise. Based on correspondence received to date from CBP and our calculations based on applicable duty and tariff rates, the 625 Assessment is currently estimated at approximately $2.84 million. In September of 2023, CBP informed us that the amount owed under the Original 939 Assessment was being revised downward to approximately $2.01 million (the "Revised 939 Assessment", and together with the 625 Assessment, the "Revised CBP Assessments"). In particular, CBP accepted our position that the Section 301 tariffs of 25% or 7.5% of the value of the merchandise, depending on tariff classification, as well as the antidumping and countervailing duties, previously assessed under the Original 939 Assessment are not applicable as they are only applicable to articles that originate in China and that, in this case, the finished goods are products of Thailand.

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

CBP has legally finalized both Revised CBP Assessments. We filed a formal protest for the 625 Assessment in September of 2023 and for the Revised 939 Assessment in March of 2024. Based on the above, and under the relevant accounting guidance related to loss contingencies, we have made no accrual for the amounts claimed by CBP as of September 30, 2025, as we do not consider these amounts to be a probable obligation, as such term is defined and interpreted under the relevant accounting guidance, for us at this time. However, because matters of this nature are subject to inherent uncertainties, and unfavorable rulings or developments, including future assessments of additional duties or tariffs owed in respect of other shipments or other materials beyond what is presently included in the Revised CBP Assessments, could occur despite our belief that the tariffs and duties asserted are incorrect, there can be no certainty that the Company may not ultimately incur charges that are not currently recorded as liabilities. Since the outcome of these matters cannot be predicted with certainty, the costs associated with them could have a material adverse effect on our consolidated results of operations, financial position, or liquidity.

Customer litigation

On June 11, 2025, FTC Solar, Inc. filed a lawsuit against BayWa r.e. Power Solutions, Inc. ("BayWa") in the United States District Court for the Western District of Texas (Civil Action No. 25-cv-00905-DAE). The complaint alleges breach of contract arising from BayWa’s purported cancellation of a large equipment supply agreement and purchase order for custom solar tracking systems intended for a Texas-based solar energy project. BayWa filed an answer to FTC's complaint and counterclaims against FTC on August 25, 2025, and FTC filed a response to BayWa's counterclaims on September 15, 2025. While FTC believes it has meritorious claims and intends to vigorously pursue recovery, the outcome of litigation is inherently uncertain, and it is unclear at this time whether FTC or BayWa will recover the amounts sought in their respective claims or whether the outcome would materially affect FTC's financial condition or results of operations.

14. ATM program

On May 16, 2025, we filed an amendment to replace an existing Form S-3 shelf registration statement relating to (a) the issuance and sale from time to time in one or more transactions, of up to $65 million in aggregate of our common stock, preferred stock, debt securities and warrants and (b) an "At the Money" Offering Agreement prospectus covering the offering, issuance and sale of up to a maximum aggregate offering price of approximately $13.75 million of our common stock that may be sold under the applicable Sale Agreement (defined below) in "at the money" offerings (the "ATM program").

We entered into an At the Market Offering Agreement dated May 1, 2025 (the "Sale Agreement") with H.C. Wainwright & Co. LLC relating to the sale from time to time of shares of our common stock in accordance with the terms of the Sale Agreement having an aggregate offering price that does not exceed the number or dollar amount of shares of common stock that we may register from time to time for the ATM program, which is currently approximately $13.75 million.

We expect to use the net proceeds from offerings under the ATM program for general corporate purposes, including working capital and operating expenses. We may also use a portion of such proceeds to acquire or invest in businesses, products, services or technologies.

We sold no shares of newly issued common stock under the ATM program under either the previously existing registration statement or the current amendment to that registration statement during the three and nine months ended September 30, 2025 and 2024.

15. Stock-based compensation

Stock-based compensation expense for each period was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Cost of revenue	$247	$243	$738	$699
Research and development	58	93	176	267
Selling and marketing	37	108	87	266
General and administrative	785	875	1,342	3,011
Total stock compensation expense	$1,127	$1,319	$2,343	$4,243

On September 19, 2025, we filed a registration statement on Form S-8 to register an additional 2,000,000 shares of our common stock issuable under the Company's 2021 Stock Incentive Plan. The additional shares were approved during a Special Meeting of Stockholders held on September 4, 2025.

16. Related party transactions

We have related party receivables at September 30, 2025 and December 31, 2024, totaling $3.8 million and $3.1 million, respectively, for future material cost discounts contractually owed to us by Alpha Steel in connection with the expected receipt of manufacturing incentives available to Alpha Steel under the Inflation Reduction Act, as costs are incurred by Alpha Steel to purchase raw materials and manufacture torque tubes and other products that will be used to fulfill purchase orders we issue to Alpha Steel.

We also have related party liabilities to Alpha Steel at September 30, 2025 and December 31, 2024, totaling $11.2 million and $1.7 million, respectively, for (i) the accrued cost of revenue recognized on certain of our customer projects associated with the cost of products that are being manufactured for us by Alpha Steel and (ii) $4.0 million in incurred contractual obligations involving minimum purchase commitments, which is included in our cost of revenue for the nine months ended September 30, 2025.

During the three and nine months ended September 30, 2025, we received invoices from Alpha Steel for purchases totaling $5.0 million and $12.6 million, respectively. Our balances of remaining vendor deposits with Alpha Steel as of September 30, 2025 and December 31, 2024 are shown in Note 5, "Prepaid and other current assets" above as "Vendor deposits with related party". After payments and application of vendor deposits to invoices received, we owe $0.3 million to Alpha Steel, which is included in our accounts payable balance at September 30, 2025 ($0.5 million at December 31, 2024) in our Condensed Consolidated Balance Sheets.

17. Net loss per share

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2025	2024	2025	2024
Net loss for basic and diluted calculation	$(23,938)	$(15,359)	$(43,187)	$(36,371)

Weighted average shares outstanding for calculating basic and diluted loss per share(*)	14,899,638	12,738,030	13,626,800	12,623,500

Basic and diluted loss per share(*)	$(1.61)	$(1.21)	$(3.17)	$(2.88)

*	Prior year per-share amounts and number of shares, as applicable, have been revised to reflect the 1-for-10 reverse stock split effective November 29, 2024.

For purposes of computing diluted loss per share, weighted average common shares outstanding do not include potentially dilutive securities that are anti-dilutive, as shown below.

	For the three and nine months ended September 30,
	2025	2024
Anti-dilutive securities excluded from calculating dilutive loss per share:
Shares of common stock issuable under stock option plans outstanding	206,405	227,894
Shares of common stock issuable upon vesting of RSUs	1,997,547	1,688,888
Shares of common stock issuable upon exercise of outstanding warrants	6,836,237	—
Potential common shares excluded from diluted net loss per share calculation	9,040,189	1,916,782

The holders of the New Warrants have the ability to participate in distributions, as defined in the warrant agreement. However, the holders of the New Warrants do not have an obligation to share in the Company's losses. As such, losses are attributed entirely to the common stockholders. The New Warrants had no dilutive effect on our diluted loss per share for the three and nine months ended September 30, 2025.

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

Based on certain significant period cost information regularly provided to our Chief Operating Decision Maker, following is a reconciliation of such costs to our consolidated net loss for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2025	2024	2025	2024
Revenue:
Product	$20,061	$7,411	$54,130	$27,092
Service	5,969	2,725	12,696	7,061
Total revenue	26,030	10,136	66,826	34,153
Cost of revenue
Product	18,550	11,798	57,537	34,632
Service	5,886	2,644	15,061	8,278
Total cost of revenue	24,436	14,442	72,598	42,910
Gross profit (loss)	1,594	(4,306)	(5,772)	(8,757)
Less: significant segment period costs:
Stock-based compensation expense	(880)	(1,076)	(1,605)	(3,544)
Personnel costs (excluding stock-based compensation)	(3,663)	(4,637)	(11,489)	(13,237)
Credit loss provisions	(374)	(743)	(566)	(1,330)
Other segment expenses(1)	(4,382)	(4,214)	(10,332)	(12,534)
Interest expense	(1,988)	(14)	(3,430)	(448)
Interest income	6	38	17	337
Gain from disposal of investment in unconsolidated subsidiary	—	—	3,204	4,085
Gain on sale of Atlas	90	—	140	—
Loss from change in fair value of warrant liability	(16,066)	—	(14,298)	—
Loss on extinguishment of debt	(173)	—	(173)	—
Other income, net	35	93	110	122
Income (loss) from unconsolidated subsidiary	1,907	(256)	1,344	(767)
Provision for income taxes	(44)	(244)	(337)	(298)
Net loss	$(23,938)	$(15,359)	$(43,187)	$(36,371)
Supplemental information:
Indirect personnel costs (excluding stock-based compensation) in cost of revenue	$2,464	$2,880	$7,422	$8,650
Total depreciation and amortization expense	$290	$417	$897	$1,229
Capital expenditures	$442	$224	$793	$1,355
Total assets at period end	$111,525	$91,693	$111,525	$91,693

(1)

Other segment expenses include research and development material and lab expenditures, professional services, marketing, employee travel, facility, insurance, depreciation and amortization and certain other period costs.

19. Subsequent events

Effective November 1, 2025, the Company relocated its corporate offices to 10900 Stonelake Blvd, Suite 100, Quarry Oaks II Building, Austin, Texas 78759. Previously, the corporate office was located at 9020 N Capital of Texas Hwy, Suite I-260, Austin, Texas 78759.

On November 11, 2025, we entered into the First Amendment with respect to the Credit Agreement to amend certain of the financial covenants applicable to us and in connection with our agreement to acquire 100% of the membership interests of Alpha Steel. See Note 12 above for further information relating to the First Amendment, the Credit Agreement, including the financial covenants under the Credit Agreement.

On November 11, 2025, we entered into a Membership Interest Purchase Agreement with Taihua and DAYV pursuant to which we have agreed to purchase 100% of the Membership Interests of Alpha Steel, with such transaction expected to close on or about November 12, 2025. As consideration for the transactions under the Membership Interest Purchase Agreement, we will pay the Selling Members a total of $2,733,596.56 in installments within five business days following each of January 1, 2026, April 1, 2026 and July 1, 2026 (the “Post-Closing Payments”). Additionally, pursuant to the Membership Interest Purchase Agreement, the Company will pay, on behalf of Alpha Steel, Alpha Steel’s balance of certain accrued but unpaid accounts payable. The Post-Closing Payments will be evidenced by promissory notes issued by the Company to each of the Selling Members (the “Promissory Notes”), and the Promissory Notes will be secured by all of Alpha Steel’s assets; provided, however, the security interests granted to each of the Selling Members under the Promissory Notes will be subordinate and junior to the security interests in favor of the lenders under the Credit Agreement pursuant to a subordination agreement to be entered into by each of the Selling Members (the “Subordination Agreement”).

The Membership Interest Purchase Agreement includes customary representations and warranties, covenants, and indemnities, in each case under the circumstances and subject to certain limitations set forth in the Membership Interest Purchase Agreement. The indemnification obligations under the Membership Interest Purchase Agreement are subject to customary deductibles and caps. The Company’s primary source of recovery for indemnifiable damages is set off of such damages against the Post-Closing Payments.

The obligations of the parties to consummate the transactions under the Membership Interest Purchase Agreement are subject to the satisfaction or waiver of certain customary closing conditions.

As part of the transactions contemplated by the Membership Interest Purchase Agreement, we and CZT Energy (USA) Inc. (“CZT”) will also enter into a Transition Services and Management Agreement, pursuant to which CZT will provide certain transition support and management services to Alpha Steel following the closing of the transactions under the Membership Interest Purchase Agreement. In consideration of such services, we will pay a lump sum of $375,000 for the transition services and a quarterly fee of $125,000 for the management services, with the quarterly fee commencing six months after the closing under the Membership Interest Purchase Agreement.

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

We are a global provider of solar tracker systems, supported by proprietary software and value-added engineering services. Solar tracker systems move solar panels throughout the day to maintain an optimal orientation relative to the sun, thereby increasing the amount of solar energy produced at a solar installation. Our one module-in-portrait ("1P") solar tracker system is marketed under the Pioneer brand name ("Pioneer"), and our original two modules-in-portrait ("2P") solar tracker system is marketed under the Voyager brand name (“Voyager”). We also have a mounting solution to support the installation and use of U.S.-manufactured thin-film modules. Our primary software offerings include SUNPATH, which helps customers optimize solar tracking for increased energy production, and our SUNOPS real-time operations management platform. In addition, we have a team of renewable energy professionals available to assist our U.S. and worldwide clients in site layout, structural design, pile testing and other needs across the solar project development and construction cycle. Our products and services provide tracker solutions for large utility-scale solar and distributed generation projects around the world. Our customers are primarily engineering, procurement and construction companies ("EPCs") and we also contract with developers and owners. The Company is headquartered in Austin, Texas, and has international subsidiaries in Australia, China, India, South Africa and Spain.

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

Government Regulations. Changes in the U.S. trade environment, including the imposition of import tariffs, antidumping and countervailing duties ("AD/CVD") investigations and the Uyghur Forced Labor Prevention Act ("UFLPA"), which became effective in June 2022, can have an impact on the timing of developer projects. The UFLPA resulted in new rules for module importers and reviews by

CBP. There continues to be some uncertainty in the market around achieving full compliance with UFLPA, whether related to sufficient traceability of materials or other factors. Escalating trade tensions, particularly between the United States and China, have led to increased tariffs and trade restrictions, including tariffs applicable to certain raw materials and components for our products. We have taken measures with the intention of mitigating the effect of tariffs and the impact of AD/CVD and UFLPA on our business by reducing our reliance on China and enhancing our U.S.-based supply chain, including through our investment in Alpha Steel, as described further in Note 9, "Equity method investment" in Part I, Item 1 of this Form 10-Q. In 2019, 90% of our supply chain was sourced from China. As of September 30, 2025, we have qualified suppliers outside of China for certain of our commodities and we continue to work to have second-source capability for all Chinese-manufactured components to help reduce the extent to which our supply chain for U.S.-based projects is subject to existing tariffs and to be able to quickly address potential future regulatory and governmental policy changes. We have entered into partnerships with manufacturers based in the United States, India, South Africa, Spain, Turkey, Thailand and Vietnam to diversify our supply chain and optimize costs. On June 6, 2022, then-President Biden issued an Executive Order allowing U.S. solar deployers to import solar modules and cells from Cambodia, Malaysia, Thailand and Vietnam free from certain duties for 24 months, along with other incentives designed to accelerate U.S. domestic production of clean energy technologies. This moratorium ended in June 2024 and anti-dumping and countervailing duties on solar products linked to China are now well in excess of 200% for certain countries where Chinese firms have relocated production. Additionally, on December 29, 2023, Auxin and Concept Clean Energy, Inc. filed suit in the U.S. Court of International Trade challenging the legal basis for the moratorium and implementing regulations. Several motions have been filed to date, including a motion to dismiss by the U.S. government, which the court rejected. If the suit proves successful, solar module importers could owe retroactive duties on goods that have already cleared customs.

Effective April 5, 2025, the United States imposed a universal 10% tariff on most imports into the United States, excluding certain trade agreements. Tariff rates continue to change and fluctuate as negotiations continue between the United States and various countries. As an example, the United States previously imposed a 145% tariff on goods imported from China, and China imposed a retaliatory 125% tariff on goods imported from the United States. In May 2025, the U.S. and China agreed to a 90-day rollback whereby the United States cut the Chinese levies from 145% to 30% and China lowered the duties on U.S. goods from 125% to 10%, effective May 14, 2025. In August 2025, the 90-day rollback was further extended through November 9, 2025. Also, in May 2025, the Trump administration announced the doubling of steel and aluminum tariffs to 50%. New reciprocal tariffs have also been announced on selected countries that are well above the universal 10% tariff rate. As of the filing of this Quarterly Report, matters involving tariffs continue to evolve and change, including a review which is underway by the U.S. Supreme Court, following an adverse ruling by the U.S. Court of International Trade, regarding the Trump Administration's use of the International Emergency Economic Powers Act to justify the imposition of tariffs without approval by the U.S. Congress and, in some cases, implementation of new temporary pauses on certain announced tariffs as negotiations on final trade deals occur. Depending on the terms of our existing contracts with customers, we may not in all cases be able to fully recover the increased cost for delivery of tracker systems currently being manufactured for our customers by our international vendors due to higher tariffs currently in place, which has and may continue to impact our expected profitability under certain contracts. Imposition of new or higher tariffs could also adversely affect the amount or timing of our future revenue, results of operations or cash flows.

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

Investment in Technology and Personnel. We invest in both the people and technology behind our products. We intend to continue making investments in the technology for our products and expansion of our patent portfolio to attract and retain customers, expand the capabilities and scope of our products, and enhance user experience. As an example, in August 2023, we introduced SUNOPS, a cloud-based solar asset monitoring solution, allowing asset owners and managers to evaluate the operation and performance of their solar deployments. Additionally, in May 2024, we announced the launch of our Automated Hail Stow Solution, aimed at minimizing solar panel damage caused by hailstorms. This solution integrates advanced technology with meteorological data to automatically adjust the positioning of solar panels, reducing the risk of hail-related damage. In April 2025, we unveiled dual-row configuration for our Pioneer tracker that allows for higher East-West slope tolerance, increased power density and installation on more challenging terrains while minimizing site preparation expense and environmental impact and, more recently, we released our Pioneer+ High Wind tracker, engineered to withstand wind speeds up to 150 miles per hour and launched an automated 80° high angle stow capability for our 1P Pioneer tracker.

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

Impact of Climate Change. Climate change has primarily impacted our business operations by increasing demand for solar power generation and, as a result, for use of our products. The U.S. Energy Information Administration, in its October 2025 Short-Term Energy Outlook, estimates that solar generation of electricity in 2026 will increase by 17% compared to 2025 and that renewables will account for 26% of U.S. electricity generation in 2026, compared to 24% in 2025.

While climate change has not resulted in any material negative impact to our operations to date, we recognize the risk of disruptions to our supply chain due to extreme weather events. This, among other things, has led us to expand the diversity of our supplier base and to partner with more local suppliers to reduce shipping and transportation needs. We are also increasingly partnering with larger-scale steel producers rather than smaller suppliers to facilitate scaling of our operations while remaining conscious of the environmental impacts of steel manufacturing as the regulatory landscape around these high-emitting industries evolves. An example of this strategy is our investment in Alpha Steel, a U.S.-based manufacturing partnership with a leading steel fabricator.

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

For the periods included in this Quarterly Report, no company locations other than in the United States accounted for more than 10% of our consolidated revenue. Our revenue growth is dependent on continued growth in the number of solar tracker projects and engineering services we win in competitive bidding processes and growth in our software sales each year, as well as our ability to increase our market share in each of the geographies in which we currently compete, expand our global footprint to new emerging markets, grow our production capabilities to meet demand and continue to develop and introduce new and innovative products that address the changing technology and performance requirements of our customers, among other things.

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

Although we continue to add new employees in certain areas, we have reduced our total headcount since the end of the third quarter of 2024, in response to project activity levels and process efficiencies we have gained due to our design-to-value and cost reduction efforts. Certain headcount changes also reflect a shift of our employee base to more cost-effective markets with exceptional talent. Our gross profit may vary period-to-period due to changes in our headcount, ASP, product costs, product versus service mix, customer mix, geographical mix, shipping methods, warranty costs and due to seasonal factors.

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

Results of Operations - Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

	Three months ended September 30,
	2025		2024
(in thousands, except percentages)	Amounts	Percentage of revenue	Amounts	Percentage of revenue
Revenue:
Product	$20,061	77.1%	$7,411	73.1%
Service	5,969	22.9%	2,725	26.9%
Total revenue	26,030	100.0%	10,136	100.0%
Cost of revenue:
Product	18,550	71.3%	11,798	116.4%
Service	5,886	22.6%	2,644	26.1%
Total cost of revenue	24,436	93.9%	14,442	142.5%
Gross profit (loss)	1,594	6.1%	(4,306)	(42.5%)
Operating expenses
Research and development	1,228	4.7%	1,467	14.5%
Selling and marketing	1,672	6.4%	2,406	23.7%
General and administrative	6,399	24.6%	6,797	67.1%
Total operating expenses	9,299	35.7%	10,670	105.3%
Loss from operations	(7,705)	(29.6%)	(14,976)	(147.8%)
Interest expense	(1,988)	(7.6%)	(14)	(0.1%)
Interest income	6	0.0%	38	0.4%
Gain on sale of Atlas	90	0.3%	—	0.0%
Loss from change in fair value of warrant liability	(16,066)	(61.7%)	—	0.0%
Loss on extinguishment of debt	(173)	(0.7%)	—	0.0%
Other income, net	35	0.1%	93	0.9%
Income (loss) from unconsolidated subsidiary	1,907	7.3%	(256)	(2.5%)
Loss before income taxes	(23,894)	(91.8%)	(15,115)	(149.1%)
Provision for income taxes	(44)	(0.2%)	(244)	(2.4%)
Net loss	$(23,938)	(92.0%)	$(15,359)	(151.5%)

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

	Three months ended September 30,
(in thousands)	2025	2024	$ Change	% Change
Product	$20,061	$7,411	$12,650	170.7%
Service	5,969	2,725	3,244	119.0%
Total revenue	$26,030	$10,136	$15,894	156.8%

Product revenue

The increase in product revenue for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, was primarily due to an increase of 320% in the amount of MW produced as activity has been positively impacted by recent project wins mainly associated with our 1P solar tracker solution. This was partially offset by a decrease of 36% in ASP for the three months ended September 30, 2025, resulting from project mix changes as compared to the three months ended September 30, 2024.

Service revenue

The increase in service revenue for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, primarily resulted from (i) an increase of 82% in logistics activity levels and (ii) an increase of 20% in ASP as compared to the three months ended September 30, 2024 as a result of project size and pricing. This was partially offset by lower engineering consulting and software revenue during the three months ended September 30, 2025.

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

	Three months ended September 30,
(in thousands)	2025	2024	$ Change	% Change
Product	$18,550	$11,798	$6,752	57.2%
Service	5,886	2,644	3,242	122.6%
Total cost of revenue	$24,436	$14,442	$9,994	69.2%
Gross profit (loss)	$1,594	$(4,306)	$5,900	137.0%
Gross profit (loss) percentage of revenue	6.1%	(42.5%)

The increase in cost of revenue for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, was primarily driven by (i) an increase of 320% in MW produced, (ii) additional costs associated with tariffs, and (iii) an increase of 82% in logistics activity levels. Costs associated with these increases in activity levels were partially offset by lower (i) remediation costs, (ii) personnel costs, and (iii) other indirect expenses.

Our gross margin percentage of revenue for the three months ended September 30, 2025 was a positive 6.1%, compared to a negative 42.5% for the three months ended September 30, 2024.

We had positive gross margin for the three months ended September 30, 2025 due mainly to higher product revenues associated with higher activity levels and the impact of lower remediation, personnel and other indirect costs.

We had negative gross margin for the three months ended September 30, 2024 due to (i) the impact of lower revenue levels on our ability to cover certain overhead costs and (ii) insufficient service revenue to fully cover our warehousing costs.

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

	Three months ended September 30,
(in thousands)	2025	2024	$ Change	% Change
Research and development	$1,228	$1,467	$(239)	(16.3%)

The decrease in research and development expenses for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, was primarily attributable to (i) lower payroll costs of $0.3 million, and (ii) lower facility rental and office costs of $0.1 million. This was partially offset by higher spending on lab and other research activities totaling $0.2 million. Research and development expenses as a percentage of revenue were 4.7% for the three months ended September 30, 2025, as compared to 14.5% for the three months ended September 30, 2024.

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

	Three months ended September 30,
(in thousands)	2025	2024	$ Change	% Change
Selling and marketing	$1,672	$2,406	$(734)	(30.5%)

The decrease in selling and marketing expenses for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, was primarily attributable to (i) lower credit loss provisions of $0.4 million, associated primarily with charges for certain specific customer accounts recognized during the three months ended September 30, 2024, (ii) lower payroll costs of $0.2 million due to lower headcount levels, and (iii) lower professional services and stock-based compensation expense of $0.2 million. Selling and marketing costs as a percentage of revenue were 6.4% for the three months ended September 30, 2025, compared to 23.7% for the three months ended September 30, 2024.

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

	Three months ended September 30,
(in thousands)	2025	2024	$ Change	% Change
General and administrative	$6,399	$6,797	$(398)	(5.9%)

The decrease in general and administrative expenses for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, was primarily attributable to (i) lower payroll expense of $0.4 million, due mainly to lower headcount levels, (ii) lower insurance costs of $0.2 million, and (iii) lower intangible asset amortization expense of $0.1 million as such assets became fully amortized as of December 31, 2024. This was partially offset by higher professional services fees, primarily for audit and tax services, of $0.3 million. General and administrative expenses as a percentage of revenue were 24.6% for the three months ended September 30, 2025, compared to 67.1% for the three months ended September 30, 2024. The decrease in the percentage was largely attributable to the increased level of revenue during the three months ended September 30, 2025.

Interest expense

	Three months ended September 30,
(in thousands)	2025	2024	$ Change	% Change
Interest expense	$1,988	$14	$1,974	14,100.0%

Interest expense incurred during the three months ended September 30, 2025 was primarily related to cash interest paid, paid-in-kind interest added to the principal amount of our Term Loans, and amortization of the discount and deferred loan costs on the Term Loans. Interest expense during the three months ended September 30, 2024, primarily related to certain short-term vendor financing arrangements.

Gain on sale of Atlas

	Three months ended September 30,
(in thousands)	2025	2024	$ Change	% Change
Gain on sale of Atlas	$90	$—	$90	N/A

We sold our Atlas web-based software platform on December 2, 2024. In connection with the sale, the purchaser agreed to future potential earnout payments based on annual license renewals during 2025 by certain existing customers. During 2025, we have received such earnout payments from the purchaser. In accordance with our existing accounting policy, we recognize a gain from these contingent earnout payments upon receipt.

Loss from change in fair value of warrant liability

	Three months ended September 30,
(in thousands)	2025	2024	$ Change	% Change
Loss from change in fair value of warrant liability	$(16,066)	$—	$(16,066)	N/A

The New Warrants (as defined below under "Outstanding debt and warrants") issued in connection with the Credit Agreement described further in Note 12, "Debt" in our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report, were classified as a long-term liability. Due largely to an increase in the price of our common stock during the three months ended September 30, 2025, the fair value of the New Warrants increased from nearly $32.1 million at July 2, 2025 to more than $48.1 million as of September 30, 2025, resulting in recognition of a non-cash loss for the increase in value during the three months ended September 30, 2025.

Loss on extinguishment of debt

	Three months ended September 30,
(in thousands)	2025	2024	$ Change	% Change
Loss on extinguishment of debt	$(173)	$—	$(173)	N/A

As described further in Note 12, "Debt" in our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report, the impact of the revised terms in the Subordination Agreement and the A&R Promissory Note, including the fair value of New Warrants issued in connection with those agreements, resulted in the previously existing Senior Notes, originally issued on December 4, 2024, being deemed to be extinguished on July 2, 2025 for accounting purposes pursuant to Accounting Standards Codification 470-50, Modifications and Extinguishment. This resulted in a non-cash charge during the three months ended September 30, 2025, of $0.2 million, for the required write off of the remaining unamortized debt discount and debt issue costs associated with the Senior Notes, and in consideration of the estimated fair value of the A&R Promissory Note as of July 2, 2025.

Income (loss) from unconsolidated subsidiary

	Three months ended September 30,
(in thousands)	2025	2024	$ Change	% Change
Income (loss) from unconsolidated subsidiary	$1,907	$(256)	$2,163	(844.9%)

The income (loss) from unconsolidated subsidiary for the three months ended September 30, 2025 and 2024 represents our share of the net operating results incurred by Alpha Steel during each period. The change in amounts recognized is largely related to the recognition of income by Alpha Steel in connection with the minimum purchase obligation owed by us as described further in Note 16, "Related party transactions" in Part I, Item 1 of this Quarterly Report.

Results of Operations - Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

	Nine months ended September 30,
	2025		2024
(in thousands, except percentages)	Amounts	Percentage of revenue	Amounts	Percentage of revenue
Revenue:
Product	$54,130	81.0%	$27,092	79.3%
Service	12,696	19.0%	7,061	20.7%
Total revenue	66,826	100.0%	34,153	100.0%
Cost of revenue:
Product	57,537	86.1%	34,632	101.4%
Service	15,061	22.5%	8,278	24.2%
Total cost of revenue	72,598	108.6%	42,910	125.6%
Gross loss	(5,772)	(8.6%)	(8,757)	(25.6%)
Operating expenses
Research and development	3,281	4.9%	4,441	13.0%
Selling and marketing	4,099	6.1%	6,830	20.0%
General and administrative	16,612	24.9%	19,374	56.7%
Total operating expenses	23,992	35.9%	30,645	89.7%
Loss from operations	(29,764)	(44.5%)	(39,402)	(115.4%)
Interest expense	(3,430)	(5.1%)	(448)	(1.3%)
Interest income	17	0.0%	337	1.0%
Gain from disposal of investment in unconsolidated subsidiary	3,204	4.8%	4,085	12.0%
Gain on sale of Atlas	140	0.2%	—	0.0%
Loss from change in fair value of warrant liability	(14,298)	(21.4%)	—	0.0%
Other income, net	110	0.2%	122	0.4%
Income (loss) from unconsolidated subsidiary	1,344	2.0%	(767)	(2.2%)
Loss before income taxes	(42,850)	(64.1%)	(36,073)	(105.6%)
Provision for income taxes	(337)	(0.5%)	(298)	(0.9%)
Net loss	$(43,187)	(64.6%)	$(36,371)	(106.5%)

Revenue

	Nine months ended September 30,
(in thousands)	2025	2024	$ Change	% Change
Product	$54,130	$27,092	$27,038	99.8%
Service	12,696	7,061	5,635	79.8%
Total revenue	$66,826	$34,153	$32,673	95.7%

Product revenue

The increase in product revenue for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was primarily due to an increase of 185% in the amount of MW produced as activity has been positively impacted by recent project wins mainly associated with our 1P solar tracker solution. This impact has been partially offset by a decrease of 30% in ASP for the nine months ended September 30, 2025, as a result of project mix changes as compared to the nine months ended September 30, 2024.

Service revenue

The increase in service revenue for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, primarily resulted from (i) an increase of 71% in logistics activity levels, (ii) an increase of 5% in ASP as compared to the nine months ended September 30, 2024, as a result of project size and pricing, and (iii) higher engineering consulting revenue associated with new project activity during the nine months ended September 30, 2025.

Cost of revenue and gross loss

	Nine months ended September 30,
(in thousands)	2025	2024	$ Change	% Change
Product	$57,537	$34,632	$22,905	66.1%
Service	15,061	8,278	6,783	81.9%
Total cost of revenue	$72,598	$42,910	$29,688	69.2%
Gross loss	$(5,772)	$(8,757)	$2,985	34.1%
Gross loss percentage of revenue	(8.6%)	(25.6%)

The increase in cost of revenue for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was primarily driven by (i) an increase of 185% in MW produced, (ii) additional costs associated with tariffs and specified minimum purchase commitments with Alpha Steel, a related party, and (iii) an increase of 71% in logistics activity levels. Costs associated with these increases in activity levels were partially offset by lower personnel costs from headcount reductions and lower warranty and remediation expenses.

Our gross margin percentage of revenue for the nine months ended September 30, 2025 was a negative 8.6%, compared to negative 25.6% for the nine months ended September 30, 2024.

The negative gross margin for the nine months ended September 30, 2025 was largely attributable to the recognition of a specified minimum purchase commitment with Alpha Steel, as well as revenue levels that were not sufficient to fully cover tariffs and certain other indirect costs.

We had negative gross margin for the nine months ended September 30, 2024 as (i) production volumes were not sufficient to cover certain overhead costs and (ii) our service revenue was not sufficient to fully cover our warehousing and certain other costs.

Research and development

	Nine months ended September 30,
(in thousands)	2025	2024	$ Change	% Change
Research and development	$3,281	$4,441	$(1,160)	(26.1%)

The decrease in research and development expenses for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was primarily attributable to (i) lower payroll costs of 0.8 million, largely due to changes in the location of headcount and lower bonus expense, (ii) lower professional service costs of $0.2 million resulting from cost reduction initiatives and (iii) lower office costs of $0.2 million, primarily associated with reduced software and other license fees. Research and development expenses as a percentage of revenue were 4.9% for the nine months ended September 30, 2025, as compared to 13.0% for the nine months ended September 30, 2024.

Selling and marketing

	Nine months ended September 30,
(in thousands)	2025	2024	$ Change	% Change
Selling and marketing	$4,099	$6,830	$(2,731)	(40.0%)

The decrease in selling and marketing expenses for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was primarily attributable to (i) lower payroll costs of $1.1 million, due mainly to lower headcount and commission costs, (ii) lower provisions for credit losses of $0.8 million, mainly related to charges associated with specific individual customer accounts during 2024, and (iii) lower travel, marketing, recruiting fees and other professional service costs of $0.6 million. Lower stock-based compensation costs accounted for much of the remaining decrease. Selling and marketing costs as a percentage of revenue were 6.1% for the nine months ended September 30, 2025, compared to 20.0% for the nine months ended September 30, 2024.

General and administrative

	Nine months ended September 30,
(in thousands)	2025	2024	$ Change	% Change
General and administrative	$16,612	$19,374	$(2,762)	(14.3%)

The decrease in general and administrative expenses for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was primarily attributable to (i) lower stock-based compensation totaling $1.7 million, largely associated with certain executive award forfeitures during the nine months ended September 30, 2025, (ii) lower professional service costs of $0.5 million largely resulting from our cost reduction initiatives to reduce the use of outside consulting services, (iii) lower insurance costs of $0.5 million, and (iv) lower intangible asset amortization expense of $0.4 million as such assets became fully amortized as of December 31, 2024. This was partially offset by (a) higher payroll costs of $0.2 million largely due to higher executive bonus expense and (b) higher rent and other office expenses. General and administrative expenses as a percentage of revenue were 24.9% for the nine months ended September 30, 2025, compared to 56.7% for the nine months ended September 30, 2024. The decrease in the percentage was largely attributable to the increased level of revenue during the nine months ended September 30, 2025.

Interest expense

	Nine months ended September 30,
(in thousands)	2025	2024	$ Change	% Change
Interest expense	$3,430	$448	$2,982	665.6%

Interest expense incurred during the nine months ended September 30, 2025 was primarily related to cash interest on our Term Loans and paid-in-kind interest added to the principal amount of our Term Loans and original Senior Notes, as well as amortization of the discount and deferred loan costs on the Term Loans and original Senior Notes. Interest expense during the nine months ended September 30, 2024, primarily consisted of letter of credit and commitment fees on our Credit Facility that expired unused in April 2024, along with associated debt issue cost amortization.

Gain on sale of Atlas

	Nine months ended September 30,
(in thousands)	2025	2024	$ Change	% Change
Gain on sale of Atlas	$140	$—	$140	N/A

We sold our Atlas web-based software platform on December 2, 2024. In connection with the sale, the purchaser agreed to future potential earnout payments based on annual license renewals during 2025 by certain existing customers. During 2025, we have received such earnout payments from the purchaser. In accordance with our existing accounting policy, we recognize a gain from these contingent earnout payments upon receipt.

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

During the nine months ended September 30, 2025 and 2024, we received earnout payments of $3.2 million and $4.1 million, respectively, that were recognized in accordance with our policy election of recording such gains when realized.

Loss from change in fair value of warrant liability

	Nine months ended September 30,
(in thousands)	2025	2024	$ Change	% Change
Loss from change in fair value of warrant liability	$(14,298)	$—	$(14,298)	N/A

The New Warrants issued in connection with the Credit Agreement and the Original Warrants issued in connection with the Offering, both as described further in Note 12, "Debt" in our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report, were classified as long-term liabilities. Due largely to changes in the price of our common stock during the nine months ended September 30, 2025, the fair value of the Original Warrants decreased from $9.5 million at December 31, 2024 to approximately $7.8 million when they were exercised in full on June 30, 2025, and the New Warrants increased in value from $32.1 million at July 2, 2025, to $48.1 million at September 30, 2025, resulting in recognition of a non-cash loss for the net increase in value during the nine months ended September 30, 2025.

Loss on extinguishment of debt

	Nine months ended September 30,
(in thousands)	2025	2024	$ Change	% Change
Loss on extinguishment of debt	$(173)	$—	$(173)	N/A

As described further in Note 12, "Debt" in our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report, the impact of the revised terms in the Subordination Agreement and the A&R Promissory Note, including the fair value of New Warrants issued in connection with those agreements, resulted in the previously existing Senior Notes, originally issued on December 4, 2024, being deemed to be extinguished on July 2, 2025 for accounting purposes pursuant to Accounting Standards Codification 470-50, Modifications and Extinguishment. This resulted in a non-cash charge during the three months ended September 30, 2025, of $0.2 million, for the required write off of the remaining unamortized debt discount and debt issue costs of the Senior Notes, and in consideration of the estimated fair value of the A&R Promissory Note as of July 2, 2025.

Income (loss) from unconsolidated subsidiary

	Nine months ended September 30,
(in thousands)	2025	2024	$ Change	% Change
Income (loss) from unconsolidated subsidiary	$1,344	$(767)	$2,111	(275.2%)

The income (loss) from unconsolidated subsidiary for the nine months ended September 30, 2025 and 2024 represents our share of the net operating results incurred by Alpha Steel during each period. The change in amounts recognized is largely related to the recognition of income by Alpha Steel in connection with the minimum purchase obligation owed by us as described further in Note 16, "Related party transactions" in Part I, Item 1 of this Quarterly Report.

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

We have incurred cumulative losses since inception and have a history of cash outflows from operations, inclusive of $25.4 million in cash utilized in our operating activities during the nine months ended September 30, 2025. As of September 30, 2025, we had cash on hand of $24.4 million, $38.5 million of working capital and a stockholders' deficit of $13.7 million.

As of September 30, 2025, in addition to our cash on hand and working capital, we had approximately $13.75 million of capacity available for future sales of our common stock under our ATM program as defined and described further in Note 14, "ATM Program" in Part I, Item 1 of this Quarterly Report. There can be no assurance regarding the price at which we will be able to sell such shares, and any sales of our common stock under the ATM program may be at prices that result in additional dilution to our existing stockholders.

As described further in Note 12, "Debt" in Part I, Item 1 of this Quarterly Report, on July 2, 2025 (the "Closing Date"), we entered into a Credit Agreement (the "Original Credit Agreement") by and among the Company, as borrower, each lender party thereto from time to time (the "Lenders"), and Acquiom Agency Services LLC, as administrative agent for the Lenders. On November 11, 2025, we entered into the First Amendment to Credit Agreement with the administrative agent on behalf of the Lenders (the "First Amendment" and the

Original Credit Agreement as amended by the First Amendment, the "Credit Agreement") to amend certain of the financial covenants applicable to us and in connection with our agreement to acquire 100% of the membership interests of Alpha Steel. The Credit Agreement provides for a senior secured term facility of up to $75 million, consisting of (i) $14.3 million principal amount of Initial Term Loans that were funded on the Closing Date, (ii) $23.2 million principal amount of First Delayed Draw Term Loans that were funded on September 19, 2025, and (iii) up to $37.5 million principal amount of Second Delayed Draw Term Loans that may be requested by the Company and approved by the Lenders in their sole discretion (collectively, with the Initial Term Loans and the First Delayed Draw Term Loans, the "Term Loans"). The Term Loans currently outstanding mature on July 2, 2029.

In addition to quarterly cash payments required under the Credit Agreement, as of September 30, 2025, we also had a contractual obligation that would have required us to make additional capital contributions of up to $0.8 million to Alpha Steel, as well as make a minimum level of purchases from Alpha Steel, as described further in Note 9, "Equity method investment" in Part I, Item 1 of this Quarterly Report. On November 11, 2025, we agreed to purchase the membership interests of Alpha Steel owned by Taihua and DAYV and, as a result, Alpha Steel will become our wholly-owned subsidiary at the closing of such transaction. In the event we had failed to meet our minimum required purchase commitments prior to our ownership of 100% of Alpha Steel during a specified period, including the period from July 1, 2025 to June 30, 2026, we would have been required to make a cash payment for the net profit attributable to any unfilled requirements, calculated as specified in the agreement, in an amount not to exceed $4.0 million in the aggregate.

Based on our cash position at September 30, 2025, and in view of our recent operating losses and financial performance, which could impact our ability to meet financial covenant requirements during the twelve months following issuance of this Quarterly Report, as well as the availability of additional financing provided by the Credit Agreement in the form of Second Delayed Draw Term Loans not being completely within our control, we have concluded that substantial doubt exists as to our ability to continue as a going concern within the next year.

Our ability to meet our liquidity needs over the next year is dependent upon (i) our cash on hand (subject to a $20.0 million minimum unrestricted cash covenant under the Credit Agreement effective for the quarter ended December 31, 2025) and our compliance with the other financial covenants under the Credit Agreement (such minimum cash covenant and the other financial covenants under the Credit Agreement as described further in Note 12, "Debt" in Part I, Item 1 of this Quarterly Report)), (ii) our expectations of increased project activity and cash flow during the twelve-month period following issuance of these Condensed Consolidated Financial Statements, (iii) the availability of additional proceeds in the form of Second Delayed Draw Term Loans that may be requested by the Company and approved by the Lenders in their sole discretion, and (iv) utilization, as appropriate, of the capacity available for future sales of our common stock under the ATM program. In addition, we continue to remain focused on implementing additional cost savings steps, which could impact, among other things, the location of our headcount and the level of services currently provided by third parties.

Outstanding debt and warrants

On July 2, 2025, we entered into the Credit Agreement which provides for a senior secured term facility of up to $75 million, consisting of (i) $14.3 million principal amount of Initial Term Loans that were funded on the Closing Date, (ii) $23.2 million principal amount of First Delayed Draw Term Loans that were funded on September 19, 2025, and (iii) up to $37.5 million principal amount of Second Delayed Draw Term Loans that may be requested by the Company and approved by the Lenders in their sole discretion. The Term Loans currently outstanding mature on July 2, 2029.

The funding of the First Delayed Draw Term Loans occurred following the approval by the Company's stockholders on September 4, 2025, in accordance with Nasdaq Listing Rule 5635(d), of the issuance of an aggregate 6,836,237 shares of our common stock issuable upon exercise of certain warrants (the "New Warrants") granted to the Lenders on the Closing Date, in excess of certain caps that were applicable to the exercise of New Warrants in the absence of such Company stockholder approval. The New Warrants are (i) exercisable at any time through July 2, 2035, at an exercise price of $0.01 per share, (ii) accounted for as a long-term liability, based on terms that could require cash settlement upon the occurrence of a contingent change in control event, and (iii) were valued at approximately $32.1 million in aggregate on the grant date.

Key terms

The Term Loans bear interest at 12.00% per annum. A portion of the interest equal to 7.00% per annum is being capitalized and added as paid-in-kind interest and will increase the outstanding principal amount of the Term Loans. The remainder of the interest will be paid in cash at the end of each fiscal quarter. Upon the occurrence and during the continuation of certain events of default under the Credit Agreement ("Events of Default") or upon the election of certain required Lenders during the occurrence and continuation of any Event of

Default, the interest rate applicable to the Term Loans will be increased by a 7.00% default interest rate, which would be capitalized and added to the principal amount of the debt.

The Credit Agreement provides for the mandatory prepayment of the indebtedness and other obligations outstanding under the Credit Agreement and other applicable loan documents upon the occurrence of certain events (including in connection with a change in control of the Company) and upon acceleration following an Event of Default (an "Exit Fee Event"). If an Exit Fee Event occurs, the Company shall pay an exit fee (the "Exit Fee") equal to (x) the aggregate amount of all Term Loans extended by the Lenders under the Credit Agreement, multiplied by (y) the Exit Fee Percentage, minus (z) the amount of interest paid in cash by the Company prior to the Exit Fee Event, where the "Exit Fee Percentage" equals 25% in connection with a change of control transaction, or otherwise equals 50%.

Financial covenants

The Credit Agreement contains a minimum unrestricted cash covenant and financial covenants relating to minimum revenue-, product margin-, EBITDA- and purchase order-related targets. The minimum unrestricted cash covenant first applied to the Company for the quarter ending September 30, 2025, and was successfully met. The Company is further required to have an aggregate balance of unrestricted cash of $20.0 million as of December 31, 2025, March 31, 2026, June 30, 2026 and the last day of each quarter thereafter. Additionally, the Company is required to comply with a minimum quarterly revenue target for each three-month period beginning with the quarter ending December 31, 2025, with a $30.0 million quarterly revenue target for the quarter ending December 31, 2025, a $40.0 million quarterly revenue target for the quarter ending March 31, 2026, a $60.0 million quarterly revenue target for the quarter ending June 30, 2026, a $70.0 million quarterly revenue target for the quarter ending September 30, 2026, and an $80.0 million quarterly revenue target for the quarter ending December 31, 2026, and for each fiscal quarter thereafter. Commencing with the fiscal quarter ending March 31, 2026, the Company’s direct tracker margin must exceed certain thresholds for each fiscal quarter. The Company’s consolidated EBITDA also is required to be at least $25.0 million for each twelve consecutive months ending on the last day of the fiscal year, beginning on December 31, 2026. Lastly, the financial covenants include a requirement that the amounts due to the Company under new purchase orders meet certain thresholds.

At September 30, 2025, the Company was in compliance with all financial covenants under the Credit Agreement applicable to the Company as of September 30, 2025.

Previously existing debt and warrants

On December 4, 2024, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor as the purchaser under the Purchase Agreement (the “Investor”). Pursuant to the Purchase Agreement, we sold, and the Investor purchased, $15.0 million in principal amount of senior secured promissory notes (the “Senior Notes”) and warrants exercisable for 1,750,000 shares of our common stock (the “ Original Warrants”) (the “Offering”). After inclusion of paid-in-kind interest, the principal balance of the Senior Notes was $16.1 million as of July 2, 2025, and these notes were secured by substantially all of our assets.

The Original Warrants issued in the Offering were exercised on June 30, 2025 at an exercise price of $0.10 per share, in return for the issuance of 1,750,000 shares of our common stock. We had previously determined liability classification for the Original Warrants was required based on terms that could require cash settlement upon the occurrence of a contingent change in control event. As a result, the Original Warrants were revalued to current fair value at the date of exercise with the offsetting amount reported in our Condensed Consolidated Statements of Comprehensive Loss.

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

Also, in connection with the Credit Agreement and the Subordination Agreement, the Company and Investor entered into an Amended and Restated Promissory Note, dated July 2, 2025 (the “A&R Promissory Note”). The A&R Promissory Note amends and restates the original Senior Notes to remove the seniority terms of those notes, conform the original Senior Notes to the terms of the Credit Agreement and the Subordination Agreement, amend certain prepayment and make-whole terms under the original Senior Notes, delete certain covenants and event of default terms, reduce the interest rate under the original Senior Notes to 5% per annum paid in cash and 7% per annum paid in kind, both on the final business day of June and December in each year, and to delete the financial covenants set forth in the original Senior Notes. As a result of an amendment to the Purchase Agreement entered into on July 2, 2025 (the "Purchase Agreement

Amendment"), among other things, the Investor agreed to release all liens and guarantees securing the obligations under the Senior Notes, the Purchase Agreement, and the A&R Promissory Note. The A&R Promissory Note also (i) provides for additional interest to be capitalized and added to the principal amount of the debt at a rate of 5% per annum upon the occurrence and continuation of certain events of default and (ii) matures on January 2, 2030.

Included as a portion of the aggregate number of New Warrants described above, the Investor received 1,417,945 New Warrants on July 2, 2025, attributable to the Investor's agreements under the A&R Promissory Note, the Subordination Agreement, and the Purchase Agreement Amendment.

Statements of cash flows

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Nine months ended September 30,
(in thousands)	2025	2024
Net cash used in operations	$(25,416)	$(18,008)
Net cash provided by investing activities	2,557	930
Net cash provided by financing activities	35,900	3
Effect of exchange rate changes on cash and cash equivalents	81	95
Increase (decrease) in cash and cash equivalents	$13,122	$(16,980)

Operating activities

During the nine months ended September 30, 2025, we used approximately $19.0 million of cash to fund a portion of our current period expenditures for personnel and facilities, legal and professional fees, insurance, research and development and various other operating activities. This compares to approximately $26.3 million used during the nine months ended September 30, 2024, also to fund a portion of our prior period expenditures for various operating activities as described above.

During the nine months ended September 30, 2025 and 2024, we used approximately $6.4 million and generated $8.3 million of cash, respectively, primarily from changes in working capital, mainly related to timing of customer receipts and vendor payments and changes in activity levels.

Our working capital increased by approximately $11.4 million from almost $27.1 million at December 31, 2024 to $38.5 million at September 30, 2025. The increase was largely attributable to the proceeds received from the Credit Agreement entered into on July 2, 2025.

Investing activities

During the nine months ended September 30, 2025, we received a $3.2 million contingent earnout payment in connection with the June 2021 sale of our equity interest in Dimension, as well as a small earnout payment from the sale of our Atlas software platform in 2024. We also had capital expenditures of approximately $0.8 million, primarily for tooling, new computer and IT equipment and capitalized software costs.

During the nine months ended September 30, 2024, we received $4.1 million of contingent earnout payments from Dimension. We also made an additional equity investment of $1.8 million in Alpha Steel and spent nearly $1.4 million, mainly for tooling and new computer and IT equipment.

Financing activities

During the nine months ended September 30, 2025, we received proceeds, net of fees withheld or paid, of $35.9 million associated with the Credit Agreement entered into on July 2, 2025. Proceeds received for stock option exercises were minimal during both the nine months ended September 30, 2025 and 2024.

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

Judgments and assumptions

The timing and amounts of revenue and cost of revenue recognition, as well as recording of related receivables and deferred revenue, is highly dependent on our identification of performance obligations in each contract and our estimates by contract of total project cost and our progress toward project completion as of each period end. Certain estimates are subject to factors outside of our control that may impact our suppliers and the global supply chain. As an example, we began to experience increases in steel prices and shipping and logistics costs, as well as delays in delivery of our products to customers during 2021, which negatively impacted our results of operations as we were not able to recover all of the additional costs under certain of our fixed fee contracts. In addition, regulatory, tariff and import concerns such as those caused by the UFLPA and an AD/CVD investigation begun in April 2022 by the U.S. Department of Commerce in response to a petition by Auxin Solar, Inc. have in the past, and may continue to, affect our ability to obtain project materials and may delay the timing of customer project activity which has had in the past, and may continue to have, an adverse impact on our results of operations, including the expected timing of the recognition of revenue needed to cover our relatively fixed overhead costs. Further information on recent developments with tariffs may be found under "Key Factors Affecting Our Performance" above. We base our estimates on the best information available at each period end, but future events and their effects cannot be determined with certainty, and actual results could differ materially from our assumptions and estimates.

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

Adjustments to the allowance are largely dependent on historical experience involving amounts previously collected from our customers in recent years or based on specific changes in a customer's ability to pay. As an example, during the nine months ended September 30, 2025, we recognized additional credit loss provisions of $0.6 million compared to $1.3 million recognized during the nine months ended September 30, 2024, with the change primarily related to our assessments in both 2025 and 2024 as to the ability by certain specific customers to fully pay contractual amounts owed us. Historical experience, when used in making such adjustments, may not reflect current actual experience.

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

Similarly, our estimate of volatility is based on our historical stock volatility or the historical stock volatilities of a peer group of other public companies and may differ significantly from the actual future volatility of our stock over the term our Warrants and our options or awards with market conditions are held. Higher estimated volatility compared to future actual results may result in higher recognized expense or fair value of our Warrants and alternatively, lower expected volatility compared to future actual results may result in lower recognized expense or fair value of our Warrants.

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

In estimating the fair value of the consolidated company, we used our market capitalization based on our closing stock price on the Nasdaq Capital Market at September 30, 2025. Our daily closing stock price is affected by numerous factors, some of which may not directly involve the operations of the company and, historically, has demonstrated high volatility.

We did not identify any impairments of our long-lived assets or goodwill during the nine months ended September 30, 2025 and 2024.

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

Non-GAAP Financial Measures

Adjusted EBITDA, adjusted net loss and adjusted earnings per share ("EPS")

We utilize Adjusted EBITDA, Adjusted Net Loss, and Adjusted EPS as supplemental measures of our performance. We define Adjusted EBITDA as net loss plus (i) provision for (benefit from) income taxes, (ii) interest expense, less interest income, (iii) depreciation expense, (iv) amortization of intangibles, (v) stock-based compensation, (vi) loss from changes in the fair value of our warrant liability, (vii) loss on extinguishment of debt, and (viii) Chief Executive Officer ("CEO") transition costs, non-routine legal fees, costs associated with our reverse stock split and special stockholders' meeting, severance and certain other costs (credits). We also deduct the contingent gains arising from earnout payments and project escrow releases relating to the disposal of our investment in an unconsolidated subsidiary and gains from changes in fair value of our warrant liability from net loss in arriving at Adjusted EBITDA. We define Adjusted Net Loss as net loss plus (i) amortization of debt discount and issue costs and intangibles, (ii) stock-based compensation, (iii) loss from changes in the fair value of our warrant liability, (iv) loss on extinguishment of debt, (v) CEO transition costs, non-routine legal fees, costs associated with our reverse stock split and special stockholders' meeting, severance and certain other costs (credits), and (vi) the income tax expense (benefit) of those adjustments, if any. We also deduct the contingent gains arising from earnout payments and project escrow releases relating to the disposal of our investment in an unconsolidated subsidiary and gains from changes in fair value of our warrant liability in arriving at Adjusted Net Loss. Adjusted EPS is defined as Adjusted Net Loss on a per share basis using our weighted average diluted shares outstanding.

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

Because of these limitations, Adjusted EBITDA, Adjusted Net Loss, and Adjusted EPS should not be considered in isolation or as substitutes for performance measures calculated in accordance with U.S. GAAP, and you should not rely on any single financial measure to evaluate our business. These non-GAAP financial measures, when presented, are reconciled to the most closely applicable U.S. GAAP measure as disclosed below for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,
	2025		2024
(in thousands, except shares and per share data)	Adjusted EBITDA	Adjusted Net Loss	Adjusted EBITDA	Adjusted Net Loss
Net loss per U.S. GAAP	$(23,938)	$(23,938)	$(15,359)	$(15,359)
Reconciling items -
Provision for income taxes	44	—	244	—
Interest expense	1,988	—	14	—
Interest income	(6)	—	(38)	—
Amortization of debt discount and issue costs in interest expense	—	958	—	—
Depreciation expense	290	—	284	—
Amortization of intangibles	—	—	133	133
Stock-based compensation	1,127	1,127	1,319	1,319
Loss from change in fair value of warrant liability(a)	16,066	16,066	—	—
Loss on extinguishment of debt(b)	173	173	—	—
CEO transition(c)	194	194	1,229	1,229
Special stockholders' meeting(d)	100	100	—	—
Adjusted Non-GAAP amounts	$(3,962)	$(5,320)	$(12,174)	$(12,678)

U.S. GAAP net loss per share:
Basic and diluted(e)	N/A	$(1.61)	N/A	$(1.21)

Adjusted Non-GAAP net loss per share (Adjusted EPS):
Basic and diluted(e)	N/A	$(0.36)	N/A	$(1.00)

Weighted-average common shares outstanding:
Basic and diluted(e)	N/A	14,899,638	N/A	12,738,030

(a)	We exclude non-cash changes in the fair value of our outstanding warrants as we do not consider such changes to impact or reflect changes in our core operating performance.
(b)

We exclude the loss on extinguishment of debt arising from our July 2, 2025 Credit Agreement and related amendments to our existing debt as we do not consider such changes to impact or reflect changes in our core operating performance.

(c)

In connection with hiring a new CEO in August 2024, we agreed to upfront and incremental sign-on bonuses (collectively, the "sign-on bonuses"), a portion of which was paid to our CEO in 2024, with clawback provisions over the next two years, and a portion of which will be paid annually during 2025 and 2026, all contingent upon continued employment. These sign-on bonuses will be expensed over the periods through October 1, 2026, to reflect the required service periods. We do not view these sign-on bonuses as being part of the normal ongoing compensation arrangements for our CEO.

(d)

We exclude the costs associated with a special stockholders' meeting held in September 2025 to approve, in accordance with Nasdaq Listing Rule 5635(d), the issuance of an aggregate 6,836,237 shares of our common stock issuable upon exercise of the New Warrants granted to the Lenders under the Credit Agreement we entered into on July 2, 2025, as we do not consider such costs to impact our ongoing core operating performance.

(e)	Prior year per-share amounts and number of shares, as applicable, have been revised to reflect the 1-for-10 reverse stock split, effective November 29, 2024.

	Nine months ended September 30,
	2025		2024
(in thousands, except shares and per share data)	Adjusted EBITDA	Adjusted Net Loss	Adjusted EBITDA	Adjusted Net Loss
Net loss per U.S. GAAP	$(43,187)	$(43,187)	$(36,371)	$(36,371)
Reconciling items -
Provision for income taxes	337	—	298	—
Interest expense	3,430	—	448	—
Interest income	(17)	—	(337)	—
Amortization of debt discount and issue costs in interest expense	—	1,385	—	236
Depreciation expense	897	—	828	—
Amortization of intangibles	—	—	401	401
Stock-based compensation	2,343	2,343	4,243	4,243
Gain from disposal of investment in unconsolidated subsidiary(a)	(3,204)	(3,204)	(4,085)	(4,085)
Loss from change in fair value of warrant liability(b)	14,298	14,298	—	—
Loss on extinguishment of debt(c)	173	173	—	—
CEO transition(d)	582	582	1,229	1,229
Non-routine legal fees(e)	—	—	66	66
Reverse stock split(f)	1	1	—	—
Severance costs(g)	175	175	—	—
Special stockholders' meeting(h)	100	100	—	—
Adjusted Non-GAAP amounts	$(24,072)	$(27,334)	$(33,280)	$(34,281)

U.S. GAAP net loss per share:
Basic and diluted(i)	N/A	$(3.17)	N/A	$(2.88)

Adjusted Non-GAAP net loss per share (Adjusted EPS):
Basic and diluted(i)	N/A	$(2.01)	N/A	$(2.72)

Weighted-average common shares outstanding:
Basic and diluted(i)	N/A	13,626,800	N/A	12,623,500

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
(c)

We exclude the loss on extinguishment of debt arising from our July 2, 2025 Credit Agreement and related amendments to our existing debt as we do not consider such changes to impact or reflect changes in our core operating performance.

(d)

In connection with hiring a new CEO in August 2024, we agreed to upfront and incremental sign-on bonuses (collectively, the "sign-on bonuses"), a portion of which was paid to our CEO in 2024, with clawback provisions over the next two years, and a portion of which will be paid annually during 2025 and 2026, all contingent upon continued employment. These sign-on bonuses will be expensed over the periods through October 1, 2026, to reflect the required service periods. We do not view these sign-on bonuses as being part of the normal ongoing compensation arrangements for our CEO.

(e)	Non-routine legal fees represent legal fees and other costs incurred for specific matters that were not ordinary or routine to the operations of the business.
(f)

We incurred incremental professional fees in 2025 relating to final reconciliation of information relating to our stock compensation awards as a result of the 1-for-10 reverse stock split that was consummated effective November 29, 2024. We do not consider these fees to be part of our normal ongoing operations.

(g)	Severance costs in 2025 were due to restructuring changes.
(h)

We exclude the costs associated with a special stockholders' meeting held in September 2025 to approve, in accordance with Nasdaq Listing Rule 5635(d), the issuance of an aggregate 6,836,237 shares of our common stock issuable upon exercise of the New Warrants granted to the Lenders under the Credit Agreement we entered into on July 2, 2025, as we do not consider such costs to impact our ongoing core operating performance.

(i)	Prior year per-share amounts and number of shares, as applicable, have been revised to reflect the 1-for-10 reverse stock split, effective November 29, 2024.

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

We had $24.4 million of cash and cash equivalents on hand, the vast majority of which was located in the United States as of September 30, 2025. We regularly maintain cash balances with various financial institutions that exceed federally insured amounts, but we have experienced no losses associated with these amounts to date. We periodically evaluate the financial health of the financial institutions we use and may take action in future periods, similar to past actions, to reallocate cash balances between financial institutions based on our evaluation.

Certain of our cash equivalents include deposits in money market funds that invest primarily in short-term securities issued or guaranteed by the U.S. government or its agencies or instrumentalities and contain no restrictions on immediate redemption. The carrying value for these money market fund deposits approximates fair value based on quoted prices in active markets for units held (Level 1 classification) and totaled $0.5 million at both September 30, 2025 and December 31, 2024.

At September 30, 2025, we had Term Loans outstanding with principal and accrued paid-in-kind interest totaling $54.2 million. The fair value of our debt is impacted by changes in interest and market rates for similar debt and the fair value of our New Warrants is largely impacted by changes in the trading price of our common stock, among other factors.

We have no other financial instruments as of September 30, 2025 or December 31, 2024, other than certain non-functional currency intercompany and third-party receivables and payables, which are subject to foreign exchange, interest rate or market risks.

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

Commodity price risk

We subcontract to various contract manufacturers, who manufacture and deliver products directly to our customers. We, therefore, do not acquire raw materials and commodities directly, except for items added to our inventory. We are subject to indirect risk from fluctuating market prices of certain commodity raw materials, including steel and aluminum, which are used in our products, through our contract manufacturers, as increases in these commodity prices would increase our cost of procuring subcontracting services. Prices of these raw materials may be affected by supply restrictions or other market factors from time to time. Significant price increases for these raw materials could reduce our operating margins if we are unable to recover such increases in costs from our customers, and could harm our business, financial condition and results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2025 in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various claims, lawsuits, investigations, and other proceedings arising in the normal course of business.

United States Customs and Border Protection assessment

In March of 2023, United States Customs and Border Protection ("CBP") issued notices of tariff assessment that indicated an action taken at the Import Specialist (i.e., the port) level with respect to merchandise imported from Thailand under entry number 004-1058562-5 (the “625 Assessment”) and entry number 004-1063793-9 (the “Original 939 Assessment”, and collectively with the 625 Assessment, the “Original CBP Assessments”). The Original CBP Assessments related to certain torque beams that are used in our Voyager+ product that were imported in 2022. In the Original CBP Assessments, CBP asserted that Section 301 China tariffs, Section 232 steel and aluminum tariffs, and antidumping and countervailing duties applied to the merchandise. Based on correspondence received to date from CBP and our calculations based on applicable duty and tariff rates, the 625 Assessment is currently estimated at approximately $2.84 million. In September of 2023, CBP informed us that the amount owed under the Original 939 Assessment was being revised downward to approximately $2.01 million (the "Revised 939 Assessment", and together with the 625 Assessment, the "Revised CBP Assessments"). In particular, CBP accepted our position that the Section 301 tariffs of 25% or 7.5% of the value of the merchandise, depending on tariff classification, as well as the antidumping and countervailing duties, previously assessed under the Original 939 Assessment are not applicable as they are only applicable to articles that originate in China and that, in this case, the finished goods are products of Thailand.

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

CBP has legally finalized both Revised CBP Assessments. We filed a formal protest for the 625 Assessment in September of 2023 and for the Revised 939 Assessment in March of 2024. Based on the above, and under the relevant accounting guidance related to loss contingencies, we have made no accrual for the amounts claimed by CBP as of September 30, 2025, as we do not consider these amounts to be a probable obligation, as such term is defined and interpreted under the relevant accounting guidance, for us at this time. However, because matters of this nature are subject to inherent uncertainties, and unfavorable rulings or developments, including future assessments of additional duties or tariffs owed in respect of other shipments or other materials beyond what is presently included in the Revised CBP Assessments, could occur despite our belief that the tariffs and duties asserted are incorrect, there can be no certainty that the Company may not ultimately incur charges that are not currently recorded as liabilities. Since the outcome of these matters cannot be predicted with certainty, the costs associated with them could have a material adverse effect on our consolidated results of operations, financial position, or liquidity.

Customer litigation

On June 11, 2025, FTC Solar, Inc. filed a lawsuit against BayWa r.e. Power Solutions, Inc. ("BayWa") in the United States District Court for the Western District of Texas (Civil Action No. 25-cv-00905-DAE). The complaint alleges breach of contract arising from BayWa’s purported cancellation of a large equipment supply agreement and purchase order for custom solar tracking systems intended for a Texas-based solar energy project. BayWa filed an answer to FTC's complaint and counterclaims against FTC on August 25, 2025, and FTC filed a response to BayWa's counterclaims on September 15, 2025. While FTC believes it has meritorious claims and intends to vigorously pursue recovery, the outcome of litigation is inherently uncertain, and it is unclear at this time whether FTC or BayWa will recover the amounts sought in their respective claims or whether the outcome would materially affect FTC's financial condition or results of operations.

ITEM 1A. RISK FACTORS

We are subject to a number of risks that in some cases have and moving forward if realized could further adversely affect our business, strategies, prospects, financial condition, results of operations and cash flows. Some of the more significant risks and uncertainties we face include those summarized below. In addition to the risk factors set forth below and the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors set forth in Item 1A. "Risk Factors" in our 2024 Annual Report, which could materially affect our business, financial condition, or future results. Please carefully consider all of the information in this Quarterly Report and our 2024 Annual Report, including the full set of risks set forth in Item 1A. "Risk Factors" of our 2024 Annual Report, and in our other filings with the SEC before making an investment decision regarding us. There have been no material changes to the risk factors disclosed in Part I, Item 1A, "Risk Factors" of our 2024 Annual Report which are incorporated herein by this reference, other than as set forth below.

Recent developments and changes in international trade policy, including the implementation of tariffs by the United States government on various countries, has and may continue to impact our expected profitability under certain contracts.

During the nine months ended September 30, 2025, there have been further developments with regard to international trade policy, including implementation of tariffs by the United States government on various countries. For example, effective April 5, 2025, the United States imposed a universal 10% tariff on most imports into the United States, excluding certain trade agreements. Tariff rates continue to change and fluctuate as negotiations continue between the United States and various countries. As an example, the United States previously imposed a 145% tariff on goods imported from China, and China imposed a retaliatory 125% tariff on goods imported from the United States. In May 2025, the U.S. and China agreed to a 90-day rollback whereby the United States cut the Chinese levies from 145% to 30% and China lowered the duties on U.S. goods from 125% to 10%, effective May 14, 2025. In August 2025, the 90-day rollback was further extended through November 9, 2025. Also, in May 2025, the Trump administration announced the doubling of steel and aluminum tariffs to 50%. New reciprocal tariffs have also been announced on selected countries that are well above the universal 10% tariff rate. As of the filing of this Quarterly Report, matters involving tariffs continue to evolve and change, including a review which is underway by the U.S. Supreme Court, following an adverse ruling by the U.S. Court of International Trade, regarding the Trump Administration's use of the International Emergency Economic Powers Act to justify the imposition of tariffs without approval by the U.S. Congress and, in some cases, implementation of new temporary pauses on certain announced tariffs as negotiations on final trade deals occur. Depending on the terms of our existing contracts with customers, we may not in all cases be able to fully recover the increased cost for delivery of tracker systems currently being manufactured for our customers by our international vendors due to higher tariffs currently in place, which has and may continue to impact our expected profitability under certain contracts. Imposition of new or higher tariffs could also adversely affect the amount or timing of our future revenue, results of operations or cash flows.

The terms and covenants, including financial covenants, set forth in the Credit Agreement could restrict our business, and if we do not comply with the covenants, including financial covenants, set forth in the Credit Agreement, our financial condition and results of operations could be adversely affected, including as a result of the Lenders' foreclosure on their first priority security interest in substantially all of our assets. In addition, our operations may not provide sufficient cash to meet the repayment obligations under the Credit Agreement or to satisfy the minimum cash, revenue or purchase order covenants that will apply to the Company on December 31, 2025.

In addition to the obligation to repay the principal amount of the Credit Agreement and related interest, the Credit Agreement includes customary affirmative and negative covenants, such as restrictions on our business activities, including debt incurrence, asset dispositions, distributions, and investments. The Credit Agreement also includes the various financial covenants summarized in this Quarterly Report under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Outstanding debt and warrants - Key terms", including with respect to minimum unrestricted cash requirements, minimum quarterly revenue thresholds, minimum direct tracker margin requirements, minimum consolidated EBITDA requirements, and minimum purchase order thresholds. The Credit Agreement is also subject to certain customary events of default and other event of default provisions that can be triggered by, among other things: (i) breach of payment obligations and other obligations and representations in the Credit Agreement or other loan documents; (ii) default under other material indebtedness of the Company and its subsidiaries; (iii) breach of the covenants, including the financial covenants, set forth in the Credit Agreement; (iv) commencement of certain involuntary bankruptcy proceedings or voluntary bankruptcy proceedings involving the Company, its subsidiaries or Alpha Steel; (v) one or more judgments, penalties or fines are rendered against the Company, its subsidiaries or Alpha Steel in excess of $500,000 (subject to certain exceptions and qualifications) or that involve an injunction that could reasonably be expected to result in a material adverse effect on the Company; (vi) the New Warrants and related documents are not in full force and effect or the Company defaults in the performance of its obligations under the New Warrants and related documents; or (vii) there is a change in control of the Company or the Company no longer owns Alpha Steel.

Additionally, the availability of, and the Lenders' obligations to fund, the additional $37.5 million of Second Delayed Draw Term Loans under the Credit Agreement is subject to, among other conditions, approval by the Lenders in their sole discretion. We may not be able to comply with the covenants applicable to us as of the quarter ending December 31, 2025 or in future quarterly or annual periods if we do not otherwise generate sufficient new orders, revenues and cash flows from our operating activities or secure other financing.

If we are not able to satisfy our obligations under the Credit Agreement, including compliance with the affirmative, negative and financial covenants applicable to the Company, or if there are events of defaults under the Credit Agreement, the Lenders will have the right to foreclose on their first priority security interest relating to substantially all of our assets to the exclusion of our general unsecured creditors. In the event of a default under the financial covenants, the Credit Agreement effectively requires us to reasonably cooperate in good faith with the Lenders to pursue strategic alternative transactions (including potential sale transactions), which may or may not result in sufficient proceeds to pay off the obligations under the Credit Agreement and also generate a return to our stockholders. If the Lenders pursue foreclosure, any such foreclosure would have a material and adverse impact on our business.

Additionally, while the obligations under the Credit Agreement are outstanding, the security interest granted to the Lenders and the other terms and conditions imposed by the Term Loans may limit our flexibility in raising capital. Given the security interest granted in favor of the Lenders under the Credit Agreement in our assets (and the guarantees provided by our subsidiaries), we are constrained in our ability to incur additional secured indebtedness or to sell, transfer or dispose of our assets to raise capital without the Lenders’ consent, which could have an adverse impact on our financial flexibility.

A substantial number of shares of our common stock are issuable under the New Warrants and, if the New Warrants are exercised, they will have a dilutive impact, and may be sold in this offering, which could cause the price of our common stock to decline.

New Warrants exercisable for up to 6,836,237 shares of our common stock were issued to the Lenders in connection with the transactions relating to the Credit Agreement, which would equal approximately 31.4% of our outstanding shares (based on 14,940,407 shares of our common stock outstanding as of October 31, 2025 and assuming the full exercise of the New Warrants). As a result, the ownership interest of our existing stockholders would be correspondingly reduced upon the exercise of the New Warrants. The issuance of shares of our common stock upon the exercise of the New Warrants could also have a dilutive effect on our book value per share and future earnings per share. In addition, the sale and any future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the price of our common stock. We cannot predict the effect, if any, that market sales of those shares of common stock or the availability of those shares of common stock for sale will have on the market price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

Information required by Item 701 of Regulation S-K as to all unregistered sales of equity securities of the Company during the period covered by this Quarterly Report has previously been included in Current Reports on Form 8-K filed with the SEC.

Use of Proceeds

None.

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)
Information required to be disclosed in a report on Form 8-K during the period covered by this Form 10-Q, but not reported.

First Amendment to the Credit Agreement

On November 11, 2025, we entered into the First Amendment (the “First Amendment”) to the Credit Agreement, dated July 2, 2025, by and among the Company, as borrower, each lender party thereto from time to time (the “Lenders”), and Acquiom Agency Services LLC, as administrative agent for the Lenders (as amended by the First Amendment, the “Credit Agreement”). The parties entered into the First Amendment to (a) enable the Company’s acquisition of 100% of the membership interests of Alpha Steel and to execute the further transactions disclosed below under the heading “—Alpha Steel Membership Interest Purchase” and (b) modify the financial covenants applicable to the Company under the Credit Agreement. As a result of the First Amendment, the financial covenants applicable to the Company pursuant to the Credit Agreement are as summarized in this Quarterly Report under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Outstanding debt and warrants - Key terms", and such summary of the financial covenants under the Credit Agreement is incorporated by reference herein.

The foregoing description of the First Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the First Amendment filed as Exhibit 10.2 to this Quarterly Report and which is incorporated herein by reference.

Alpha Steel Membership Interest Purchase

On November 11, 2025, we entered into a Membership Interest Purchase Agreement (the “Membership Interest Purchase Agreement”) with Taihua and DAYV (collectively, the “Selling Members”) pursuant to which we agreed to purchase from the Selling Members all of their membership interests in Alpha Steel. Prior to the transactions contemplated by the Membership Interest Purchase Agreement, we own 45% of the membership interests in Alpha Steel, and, as a result of the transactions under the Membership Interest Purchase Agreement, we will own 100% of Alpha Steel, and Alpha Steel will be our wholly-owned subsidiary, following the closing of the transactions under the Membership Interest Purchase Agreement.

As consideration for the transactions under the Membership Interest Purchase Agreement, we will pay the Selling Members a total of $2,733,596.56 in installments within five business days following each of January 1, 2026, April 1, 2026 and July 1, 2026 (the “Post-Closing Payments”). Additionally, pursuant to the Membership Interest Purchase Agreement, the Company will pay, on behalf of Alpha Steel, Alpha Steel’s balance of certain accrued but unpaid accounts payable. The Post-Closing Payments will be evidenced by promissory notes issued by the Company to each of the Selling Members (the “Promissory Notes”), and the Promissory Notes will be secured by all of Alpha Steel’s assets; provided, however, the security interests granted to each of the Selling Members under the Promissory Notes will be subordinate and junior to the security interests in favor of the lenders under the Credit Agreement pursuant to a subordination agreement to be entered into by each of the Selling Members (the “Subordination Agreement”).

The Membership Interest Purchase Agreement includes customary representations and warranties, covenants, and indemnities, in each case under the circumstances and subject to certain limitations set forth in the Membership Interest Purchase Agreement. The indemnification obligations under the Membership Interest Purchase Agreement are subject to customary deductibles and caps. The Company’s primary source of recovery for indemnifiable damages is set off of such damages against the Post-Closing Payments.

The obligations of the Company, Buyer and the Member to consummate the transactions under the Membership Interest Purchase Agreement are subject to the satisfaction or waiver of certain customary closing conditions.

As part of the transactions contemplated by the Membership Interest Purchase Agreement, the Company and CZT Energy (USA) Inc. (“CZT”) will also enter into a Transition Services and Management Agreement, pursuant to which CZT will provide certain transition support and management services to Alpha Steel following the closing of the transactions under the Membership Interest Purchase Agreement. In consideration of such services, the Company will pay a lump sum of $375,000 for the transition services and a quarterly fee of $125,000 for the management services, with the quarterly fee commencing six months after the closing under the Membership Interest Purchase Agreement.

The foregoing description of the Membership Interest Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Membership Interest Purchase Agreement filed herewith as Exhibit 10.12, and is incorporated herein by reference.

(b)
Furnish the information required by Item 407(c)(3) of Regulation S-K (§229.407 of this chapter)

None

(c)
Furnish the information required by Item 408(a) of Regulation S-K (17 CFR 229.408(a)).

None of our directors or officers adopted, amended or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K during the three months ended September 30, 2025.

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

10.2	*	First Amendment to Credit Agreement, dated November 11, 2025, by and among FTC Solar, Inc. and Acquiom Agency Services LLC, as administrative agent for the lenders+#
10.3	**

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

10.11	**

Amendment No. 1 to 2021 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2025 and incorporated herein by reference)

10.12	*	Membership Interest Purchase Agreement, dated November 11, 2025, between FTC Solar, Inc., and the other parties thereto+
31.1	*	Certification of Principal Executive Officer Pursuant to SEC Rule 13a−14(a)/15d−14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Principal Financial Officer Pursuant to SEC Rule 13a−14(a)/15d−14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Incorporated herein by reference
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

FTC SOLAR, INC.

Date: November 12, 2025	/s/ Cathy Behnen
Cathy Behnen, Chief Financial Officer