Form 10-K
period 2025-12-31
FTC Solar, Inc.
filed 2026-03-24
CIK 1828161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Registrant’s telephone number, including area code: (512) 481-4271

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on June 30, 2025 was $38,128,743.

The number of shares of registrant’s common stock outstanding as of March 20, 2026, was 15,585,198.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

Portions of the registrant's 2026 Proxy Statement for the Annual Meeting of Stockholders, to be filed on or before April 30, 2026, are incorporated by reference into Part III of this report.

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

•
Risks Related to Our Business and Our Industry
o
We have a history of losses that may continue in the future and have determined there is substantial doubt about our ability to continue as a going concern; the demand for our products and related revenue depends on many factors beyond our control; we may not achieve profitability or generate positive cash flow; and we may not be able to obtain additional debt or equity financing on terms favorable to us.
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
o
The market for our products and services is highly competitive and rapidly evolving, and we expect to face increased competition.
o
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
•
Risks Related to Our Capital Strategy, Our Credit Agreement and Ownership of Our Common Stock
o
The terms and covenants, including the financial covenants, set forth in the Credit Agreement (defined below in Part I - Item 1) restrict our business. In addition, our operations may not provide sufficient cash to meet the repayment obligations under the Credit Agreement or to satisfy the minimum cash, revenue, purchase order and other financial covenants that apply to the Company under the Credit Agreement. If we default under the Credit Agreement, including breaches of the financial covenants, our financial condition and results of operations could be adversely affected, including, without limitation as a result of the reclassification of the term loan balances under the Credit Agreement from long-term debt to current or the Lenders' exercise of their rights under the Credit Agreement, including the requirement that the Company reasonably cooperate in good faith with the Lenders to pursue alternative strategic transactions, in the case of a breach of the financial covenants or the Lenders' foreclosure on their first priority security interest in substantially all of our assets.

o
A substantial number of shares of our common stock are issuable under the New Warrants (defined below in Part I - Item 1) and, if the New Warrants are exercised, they will have a dilutive impact, which could cause the price of our common stock to decline.
o
Certain provisions of the New Warrants and in our governing documents under Delaware law could discourage an acquisition of us by a third party.
o
There may be future issuances of new shares of our common stock under our ATM program or other equity offerings, or other dilution of our equity, which may adversely affect the market price of our common stock.
o
Our directors, executive officers, principal stockholders and holders of our New Warrants will continue to have significant influence over our company, which could limit your ability to influence the outcome of key transactions, including a change of control.
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
o
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
•
Risks Related to Information Technology and Data Privacy
o
We face risks relating to cybersecurity incidents, our use of artificial intelligence, and data protection regulations.

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

On July 2, 2025 (the "Credit Agreement Closing Date"), we entered into a Credit Agreement (the "Original Credit Agreement") by and among the Company, as borrower, each lender party thereto (the "Lenders"), and Acquiom Agency Services LLC, as administrative agent for the Lenders. On November 11, 2025, we entered into the First Amendment to Credit Agreement with the administrative agent on behalf of the Lenders (the "First Amendment") to amend certain financial covenants applicable to us and in connection with our agreement to acquire 100% of the membership interests of Alpha Steel LLC ("Alpha Steel").

On March 23, 2026, we entered into a Second Amendment and Limited Waiver to Credit Agreement (the “Second Amendment” and the Original Credit Agreement as amended by the First Amendment and the Second Amendment, the “Credit Agreement”) pursuant to which: (i) the Lenders provided a waiver relating to our breach of the purchase order covenant for the fiscal quarter ended December 31, 2025; (ii) the Lenders agreed that a purchase order covenant will not apply to us until the fiscal quarter ending March 31, 2027; and (iii) we and the Lenders agreed to further amend the financial covenants under the Credit Agreement. The amended financial covenants applicable under the Credit Agreement are summarized below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity and going concern.” Additionally, in connection with the Second Amendment, we agreed to repay a portion of the principal amount outstanding under the Credit Agreement as follows: (x) $2.5 million of principal was repaid on March 23, 2026; (y) $2.5 million of principal will be repaid on May 22, 2026; and (z) $5.0 million of principal will be repaid on September 30, 2026.

The Credit Agreement provides for a senior secured term facility of up to $75 million, consisting of (i) Initial Term Loans and First Delayed Draw Term Loans (both as defined in the Credit Agreement) that were funded during 2025 in an aggregate principal amount of $37.5 million, and (ii) up to $37.5 million principal amount of Second Delayed Draw Term Loans (as defined in the Credit Agreement) that may be requested by the Company and approved by the Lenders in their sole discretion (collectively, with the Initial Term Loans and the First Delayed Draw Term Loans, the "Term Loans"). The Term Loans currently outstanding mature on July 2, 2029.

In connection with the Credit Agreement, we also issued warrants for an aggregate 6,836,237 shares of common stock issuable upon exercise of the warrants (the "New Warrants"), based on stockholder approval during a Special Meeting of Stockholders held on September 4, 2025. The New Warrants are (i) exercisable at any time through July 2, 2035, at an exercise price of $0.01 per share, and (ii) accounted for as a long-term liability, based on terms that could require cash settlement upon the occurrence of a contingent change in control event.

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

On November 11, 2025, we entered into a Membership Interest Purchase Agreement with Taihua New Energy (Thailand) Co. LTD. ("Taihua") and DAYV LLC (collectively, the "Selling Members") pursuant to which we agreed to purchase 100% of the Membership Interests of Alpha Steel, with such transaction closing on November 12, 2025. As consideration for the transactions under the Membership Interest Purchase Agreement, we agreed to pay the Selling Members a total of approximately $2.7 million for their Membership Interests in varying installments within five business days following each of January 1, 2026, April 1, 2026 and July 1, 2026 (the “Post-Closing Payments”). The Post-Closing Payments are evidenced by promissory notes issued by the Company to each of the Selling Members (the “Acquisition Notes”), and the Acquisition Notes have been secured by all of Alpha Steel’s assets; provided, however, the security interests granted to each of the Selling Members under the Acquisition Notes are subordinate and junior to the security interests in favor of the Lenders under the Credit Agreement.

Also, during 2025, we continued to make enhancements to our offered products including, among other changes:

•
the introduction of a dual-row configuration for our 1P Pioneer tracker allowing for what we believe to be industry leading East-West slope tolerance, with customizable options to help navigate complex project landscapes,
•
the release in August 2025, of our Pioneer+ High Wind tracker, engineered to withstand wind speeds up to 150 miles per hour, and
•
the launch in September 2025, of an automated 80° high angle stow capability in our flagship 1P Pioneer trackers, which when powered by our intelligent SUNOPS software, can provide improved protection for solar assets in hail-prone regions.

We are committed to continuing to innovate our products in order to offer customers world-class options for managing their solar assets in the most effective manner possible.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups (JOBS) Act. Under the JOBS Act, we elected to use the allowed extended transition period to delay adopting new or revised accounting standards until such time as those standards apply to private companies. We also qualify as a smaller reporting company under the rules and regulations of the United States Securities and Exchange Commission ("SEC").

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

We continue to make efforts to expand our domestic and international footprint, along with our customer outreach efforts and we continue to add, as needed, individuals with significant experience in solar and renewable energy industries to our Board of Directors, and to our executive leadership and sales teams. As examples, from a marketing standpoint, we launched commercial activity in the India market during 2025 and, from a personnel standpoint, we added Tony Alvarez, Anthony Carroll, Darrell Jackson and Maximillian Sultan to our Board of Directors in 2025.

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

We previously outsourced all manufacturing to contract manufacturing partners. While we continue to use other contract manufacturing partners, with our acquisition of a controlling interest in Alpha Steel, effective November 12, 2025, as described above, we now have the ability internally to domestically produce torque tubes, rails, couplers and certain other products to primarily serve customers in the U.S. market. Our acquisition of Alpha Steel is a continuation of our effort in recent years to focus on growing our U.S. manufacturing supply capability in order to reduce lead times for our customers, as well as other potential benefits. For further discussion of our acquisition of Alpha Steel, see Note 3, "Acquisition and disposition" included in our consolidated financial statements in Part II, Item 8 of this Annual Report.

In addition to our acquisition of Alpha Steel, we plan to continue to partner with other U.S.-based manufacturers to further add to our domestic content capabilities and we will continue to use existing and new international manufacturers to expand our capacity, as needed, to address anticipated increases in future volume.

Based on the U.S. dollar amount of purchase orders we issued during the year ended December 31, 2025, the percentage of our spending involved partners located in the following countries:

Vendor location	Year ended December 31, 2025
United States	57%
India	20%
China	9%
Thailand	6%
All other	8%
Total	100%

Market factors

Several market factors are driving the growth in solar energy including:

•
the declining cost of solar photovoltaic (PV) modules over the last several years, although this impact is currently being negatively affected by higher tariffs being applied;
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

Governments across the globe have established policies to support a transition away from fossil fuels and towards low-carbon forms of energy, such as solar power. In the United States, while there is no federal legislation implementing RPS, over half of the states have implemented their own mandatory or voluntary RPS or clean energy standards policies, with some setting ambitious targets of up to 100% of electric power coming from renewable energy sources by specific dates.

The U.S. government has typically relied on federal tax credits, grants and loan programs to encourage development of new renewable energy technologies and projects. The most notable incentive program impacting our U.S. business has historically been the investment tax credit ("ITC") for solar energy projects, which allows taxpayers to offset their U.S. federal income tax liability by a certain percentage of their cost basis in solar energy systems placed in service for commercial use, subject to compliance with applicable prevailing wage and apprenticeship requirements. The Inflation Reduction Act of 2022 ("IRA"), passed by the U.S. Congress and signed into law by then-President Biden on August 16, 2022, expanded and extended the tax credits and other tax benefits available to solar energy projects and the solar energy supply chain. U.S. manufacturers of specific solar components also became eligible to claim production tax credits under Section 45X of the Internal Revenue Code of 1986, as amended, which was established as part of the IRA and is a per-unit tax credit earned for each clean energy component manufactured domestically and sold by a manufacturer. Our acquisition of Alpha Steel allows us to continue for a longer period of time to obtain benefits of lower product costs as a result of the production tax credit program.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act, which accelerates the phase-outs and terminations of various eligible federal tax credits enacted as part of the IRA and places restrictions on continued receipt of tax credits by specified foreign entities and foreign influenced entities. The reduction, elimination or expiration of government incentives for, or regulations mandating the use of, as well as corporate commitments to the use of renewable energy and solar energy specifically, could reduce demand for solar energy systems and harm our business, financial condition and results of operations.

Globally, investments in renewable energy have accelerated since the Paris Agreement under the United Nations Framework Convention on Climate Change (the "Convention"), which became effective in 2016, and which requires signatory nations to set certain carbon reduction goals, among other commitments. However, the Trump Administration issued an executive order in January 2025 to start the process to withdraw the United States from the Paris Agreement and in January 2026 announced plans to withdraw the U.S. from the Convention as well. U.S.

withdrawal from the Convention, however, does not limit the efforts by other signatories to achieve their commitments under the Convention.

Despite these developments, solar generation of electricity is continuing to grow. The U.S. Energy Information Administration, in its January 2026 Short-Term Energy Outlook, estimates that solar generation will lead total electricity generation growth in 2026 and 2027, by increasing more than 20% each year, after increasing 33% in 2025.

Solar trackers have been gaining market share versus fixed-tilt mounting systems due to their ability to optimize energy production, accommodate more varied terrain and offer a more attractive return on investment. Based on publicly available information from Mordor Intelligence, the global solar tracker market is projected to achieve a compound annual growth rate in excess of 21% during the period from 2026 to 2031. North America is estimated to have a 73% solar tracker market share while Asia-Pacific is estimated to have a nearly 28% compound annual growth rate from 2026 to 2031. We believe we are well positioned to benefit from the accelerating adoption of both one and two-panel in-portrait tracker systems, bifacial panels and larger-format or higher-powered bifacial panels.

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

On April 1, 2022, the U.S. Department of Commerce, in response to a petition by Auxin Solar, Inc. ("Auxin"), published a notice initiating an investigation ("the Solar Circumvention Investigation") of claims related to alleged circumvention of U.S. antidumping and countervailing duties ("AD/CVD") by solar manufacturers in certain Southeast Asian countries, in an effort to determine whether or not solar cells and/or modules made in those Southeast Asian nations use parts originating from China in order to circumvent the AD/CVD tariffs. On June 6, 2022, President Biden issued an Executive Order allowing U.S. solar deployers to import solar modules and cells from Cambodia, Malaysia, Thailand and Vietnam free from certain duties for 24 months, along with other incentives designed to accelerate U.S. domestic production of clean energy technologies. This moratorium ended in June 2024. The U.S. International Trade Administration and the U.S. International Trade Commission completed a sunset review in October 2024 and decided to continue existing AD/CVD orders on crystalline silicon photovoltaic ("CSPV") cells/modules from China resulting in longstanding China tariffs remaining in force. In April 2025, the U.S. Department of Commerce issued final determinations concluding that producers and exporters in Cambodia, Malaysia, Thailand and Vietnam were dumping and/or receiving countervailing subsidies resulting in high tariff rates now applying to many Chinese-owned manufacturers operating in these countries. In addition, in August 2025, the U.S. International Trade Commission issued an affirmative preliminary injury determination on imports of CSPV cells and modules from Laos, Indonesia and India. The U.S. Department of Commerce is currently assessing whether the imports at issue are being dumped or unfairly subsidized.

Additionally, on December 29, 2023, Auxin and Concept Clean Energy, Inc. filed suit in the U.S. Court of International Trade challenging the legal basis for the moratorium and implementing regulations. In August 2025, the Court sided with Auxin and Concept Clean Energy in their challenge to the Commerce Department's implementation of the Biden-era moratorium on AD/CVD duties on modules and cells from Cambodia, Malaysia, Thailand and Vietnam that were found to be circumventing the AD/CVD orders on product from China. The challenge resulted in the elimination of the two-year pause on duties, reinstating the AD/CVD obligations for imports from Southeast Asia and opening the door to potential retroactive duties on import entries made during the moratorium period. Whether the Commerce Department will impose retroactive duties is a separate administrative process and the outcome is not currently clear.

Effective April 5, 2025, the United States imposed a universal 10% "reciprocal" tariff on most imports into the United States, excluding certain products and certain qualifying imports from Canada and Mexico. Throughout 2025, tariff rates continued to change and fluctuate as negotiations continued between the United States and various countries. As an example, the United States increased the reciprocal tariff rate on China from 10% to 125%, in addition to other tariffs of 20% imposed on China earlier in 2025 and the Section 301 tariffs imposed on many Chinese-origin products during the first Trump Administration, and China imposed a retaliatory 125% tariff on goods imported from the United States in response. In May 2025, the U.S. and China agreed to a 90-day rollback whereby the United States cut the Chinese levies from 145% to 30% and China lowered the duties on U.S. goods from 125% to 10%, effective May 14, 2025. This rollback period was subsequently extended through November 10, 2026. New reciprocal tariffs were also announced on selected countries that were well above the universal 10% tariff rate. On February 20, 2026, the U.S. Supreme Court rejected the Trump Administration's use of the International Emergency Economic Powers Act as a basis for the imposition of tariffs and, as a result of that ruling, on March 6, 2026, CBP outlined plans to establish a system for tariff refunds in 45 days following an order on March 4, 2026, by the Court of International Trade for CBP to progress with a tariff refund process. Following the ruling by the U.S. Supreme Court, the Trump Administration announced it would utilize authority under Section 122 of the Trade Act of 1974 to implement tariffs of up to 15% for a limited period of time without U.S. Congressional approval and may ultimately replace such tariffs with longer-lasting authority under Section 301 of the Trade Act. As of the filing of this Annual Report, matters involving tariffs continue to evolve and change. Depending on the terms of our existing contracts with customers, we may not in all cases be able to fully recover the increased cost for delivery of tracker systems currently being manufactured for our customers by our international vendors due to higher tariffs currently in place or that may be imposed in the future, which has and may continue to impact our expected profitability under certain contracts. Imposition of new or higher tariffs could also adversely affect the amount or timing of our future revenue, results of operations or cash flows.

Also, in May 2025, the Trump administration announced the doubling of steel and aluminum tariffs to 50%, which reportedly contributed to a tightening of available capacity in U.S. steel mills.

These policies and actions, along with delays in receiving permits from certain local and state entities, and backlogs in the interconnection queue study process in various regions, resulted in some developers deferring projects, which negatively impacted our 2025 and 2024 revenue and cash flows and may continue to negatively impact our revenue and our cash flows in 2026.

There continues to be challenges in achieving full compliance with UFLPA, whether related to sufficient traceability of materials or other factors. Escalating trade tensions, particularly between the United States and China, have led to increased tariffs and trade restrictions, including tariffs applicable to certain raw materials and components for our products. We have taken measures with the intention of mitigating the effect of tariffs and the impact of AD/CVD and UFLPA on our business by reducing our reliance on China and enhancing our U.S.-based supply chain, including through our acquisition of Alpha Steel.

The factors described above may also result in higher tracker costs due to increased steel prices and tariff-affected imports, project delays due to tight capacity in U.S. steel mills and continued uncertainty from the ongoing AD/CVD investigations, UFLPA compliance, and new foreign entity of concern regulations in the One Big Beautiful Bill Act.

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
•
Innovation - We collaborate to create world-class solutions. We foster a learning culture. We turn great ideas into our future.
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

We assess our emissions across our global operations, focusing initially on Scope 1 and Scope 2 emissions. Our Scope 1 emissions cover a fleet of light-duty trucks we operate for equipment delivery and technical support. Our Scope 2 emissions are associated with purchased electricity primarily at our offices in Texas, India, and Australia. Apart from our acquisition of Alpha Steel, and the related sublease we have on the Alpha Steel facility, the remainder of our manufacturing is outsourced to contract manufacturing partners, and we currently do not own or lease any other manufacturing facilities.

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

Governance -

We are governed by a board of directors comprising ten members, including eight independent members. Our board has established an audit committee, compensation committee and nominating and governance committee, consisting solely of independent members, to advise the full board on various matters. The audit committee will also periodically meet separately with our independent auditors, without the presence of management, to discuss any matters of importance or concern to our auditors. Additionally, our Director of Internal Audit organizationally reports directly to the audit committee.

Our executive officers serve at the discretion of our board of directors and hold office until his or her successor is duly appointed or until his or her earlier resignation or removal. There are no family relationships among any of our directors or executive officers. The following table sets forth certain information regarding our executive officers and members of our Board of Directors as of December 31, 2025:

Name	Age	Company Position/Board Member Occupation
Executive Officers
Yann Brandt	43	President and Chief Executive Officer, Director
Sasan Aminpour	62	Chief Operating Officer
Cathy Behnen	62	Chief Financial Officer

Non-employee Members of the Board of Directors
Shaker Sadasivam Chairman of the Board	66	Chief Executive Officer Auragent Bioscience, LLC
Anthony Alvarez Director	69	Former Executive Vice President Memory Solutions at Infineon
Pablo Barahona Director	64	Former President of Global Retail Markets West Liberty Mutual
Anthony Carroll Director	42	Chief Executive Officer Veev, a subsidiary of Lennar
Ahmad Chatila Director	58	Managing Partner Fenice Investment Group
Lisan Hung Director	57	Senior Vice President, General Counsel and Corporate Secretary Enphase Energy, Inc.
Darrell Jackson Director	67	Chief Executive Officer Efficace Group
David Springer Director	57	Chief Operating Officer Recurrent Energy
Maxmillian Sultan Director	35	Partner Applied Value Group

In addition to our executive officers, our global executive leadership team at December 31, 2025, also included other individuals, including our Chief Commercial Officer, Chief Human Resources Officer, Senior Vice President of Capital Markets and Business Development, Senior Vice President of International Sales, Vice President, Software and the Chief of Staff. Additional biographical information on our executive officers will be set forth in the 2026 Proxy Statement for the Annual Meeting of Stockholders and is incorporated herein by reference.

Outlined below under "Human capital resources", is information on the diversity in gender, age and ethnicity of our board of directors, executive leadership team and employee population as of December 31, 2025.

Climate change

Climate change has primarily impacted our business operations by increasing demand for solar power generation and, as a result, for use of our products.

While climate change has not resulted in any material negative impact to our operations to date, we recognize the risk of disruptions to our supply chain due to extreme weather events. This, among other things, has led us to expand the diversity of our supplier base and to partner with more local suppliers to reduce shipping and transportation needs. We are also increasingly partnering with larger scale steel producers rather than smaller suppliers to facilitate scaling of our operations while remaining conscious of the environmental impacts of steel manufacturing as the regulatory landscape around these high-emitting industries evolves. An example of this strategy is our acquisition of Alpha Steel.

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

Seasonality

Our revenue may be impacted by seasonality and variability related to the timing of construction activity. Based on historical experience, we have experienced, to some degree, lower levels of customer purchasing during winter months in cold-weather climates as it is more costly to our customers to set foundations when the ground is frozen, however, such fluctuations due to seasonality have not had a material adverse impact on our operations.

Competition

The tracker industry is highly specialized and dominated by a relatively small number of companies. Our direct tracker competitors include Array Technologies, Inc., GameChange Solar, Nextpower Inc. and PVH. We also compete indirectly with manufacturers of fixed-tilt mounting systems. We compete on the basis of product performance and features, total cost of ownership (usually measured by the levelized cost of energy), reliability and duration of product warranty, sales, manufacturing and distribution capabilities, training, customer support and the ability to identify, hire and retain qualified personnel.

Several of our existing and potential competitors are significantly larger than we are and may have greater financial, marketing, manufacturing, distribution and customer support resources, as well as broader brand recognition and greater market penetration, especially in certain markets.

Patents, trademarks and trade names

We maintain a robust program of research and development to continue to enhance and expand our product offerings to our customers. During the year ended December 31, 2025, our research and development costs totaled $4.4 million, including employee salaries and benefit costs.

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

At December 31, 2025, we had patents in the following locations:

Locations	Patents Granted
United States	44
Australia	5
All other	9
Total	58

Our issued patents are expected to expire between 2026 and 2044.

Human capital resources

Our year-end headcount by department for each period was as follows:

Department	December 31, 2025	December 31, 2024
Operations and support	107	93
Research and development	55	45
Sales and marketing	27	20
General and administrative	43	44
Total headcount at period end	232	202

Our employees at each year end were located in the following countries:

Country	December 31, 2025	December 31, 2024
United States	77	82
India	126	90
China	11	9
Australia	3	4
All other	15	17
Total headcount at period end	232	202

We believe we have a diverse employee base in terms of gender, age, experience, background and ethnicity. As an example, the self-identified gender of our board of directors and global employee workforce at December 31, 2025, was as follows:

Gender	Board of Directors	Global Executive Leadership Team	All global employees
Male	9	8	189
Female	1	1	40
Non-Binary	—	—	3
Total at period end	10	9	232

The age range for our board of directors and global employee workforce at December 31, 2025, was as follows:

Age range of directors and employees	Board of Directors	Global Executive Leadership Team	All global employees
18 - 24	—	—	7
25 - 34	—	1	76
35 - 44	3	3	98
45 - 54	—	2	33
55 and over	7	3	18
Total at period end	10	9	232

Additionally, we gather ethnicity information on our U.S. employees, which at December 31, 2025, was as follows:

Ethnicity	Board of Directors	Global Executive Leadership Team	All Global employees
African American or Black	1	—	8
Asian	2	—	14
Hispanic or Latinx	2	2	12
White (not Hispanic or Latino)(a)	4	6	38
Two or more races (not Hispanic or Latino)	—	1	4
Did not report	1	—	156
Total at period end	10	9	232

___________

(a)	One member of the board of directors self-identifies as Middle Eastern and one member of the board of directors is on the U.S.-based Executive Leadership Team.

We seek to attract, develop, and retain a diverse workforce and are committed to advancing women and candidates from a broad range of backgrounds. We believe diverse perspectives strengthen our business and drive better outcomes for our customers, employees, and communities. FTC Solar is an equal opportunity employer and values inclusion at every level of the organization. At December 31, 2025, women held the following leadership positions within the Company:

Leadership positions held by women	Global
Women on the board of directors	1
Women on the compensation committee of the board of directors	1
Women on the nominating and governance committee of the board of directors	1
Women on the executive leadership team	1
Female managers	10

We use a mix of competitive base salary, performance-based equity compensation awards and other employee benefits to attract, retain and motivate highly qualified employees and executives. On a monthly basis, we hold update meetings involving all employees during which we recognize certain selected outstanding employees for that month and provide them with a financial bonus for their contributions to the Company.

The health and safety of our employees are also of primary concern. Many of our employees work remotely when feasible.

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

Information contained on or connected to our website is not incorporated by reference into this Annual Report and should not be considered part of this Annual Report or other filings we make with the SEC. The SEC maintains a site that contains reports, proxy and information statements, and other information regarding reporting issuers. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K are filed electronically and are available free of charge at http://www.sec.gov. Additionally, these reports are available free of charge on our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Paper copies may also be obtained at no cost upon request to our Chief Financial Officer at 10900 Stonelake Blvd., Suite 100, Quarry Oaks II Building, Austin, TX 78759 or by calling (512) 481-4271.

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

Risks Related to Our Business and Our Industry

We have a history of losses that may continue in the future and have determined there is substantial doubt about our ability to continue as a going concern; the demand for our products and related revenue depends on many factors beyond our control; we may not achieve profitability or generate positive cash flow; and we may not be able to obtain additional debt or equity financing on terms favorable to us.

We have incurred cumulative losses since inception and have a history of cash outflows from operations, inclusive of $33.4 million in cash utilized for our operating activities during the year ended December 31, 2025. Pursuant to the Second Amendment, in addition to a $2.5 million principal repayment that we made on March 23, 2026, we also have agreed to repay under the Credit Agreement an additional $2.5 million of principal in May 2026 and an additional $5.0 million of principal during September 2026. As of December 31, 2025, we had cash on hand of $21.1 million, $29.5 million of working capital and a stockholders' deficit of $43.0 million.

As of December 31, 2025, in addition to our cash on hand and working capital, we had approximately $9.0 million of remaining capacity available for future sales of our common stock under an effective prospectus supplement to our ATM program. There can be no assurance regarding the price at which we will be able to sell such shares in the future, whether under the ATM program or other securities offerings, and any sales of our common stock under the ATM program or other securities offerings may be at prices that result in additional dilution to our existing stockholders.

Given these and other factors, including financial covenant requirements and principal repayment obligations in our Credit Agreement, as further discussed in Note 2, "Summary of significant accounting policies" in our consolidated financial statements included in Part II, Item 8 of this Annual Report, there is substantial doubt about our ability to continue as a going concern during the next year.

Our ability to meet our liquidity needs over the next year is dependent upon (i) our cash on hand (subject to (x) required principal repayments of $2.5 million and $5.0 million during May 2026 and September 2026, respectively, under the Credit Agreement and (y) a $15.0 million minimum unrestricted cash covenant under the Credit Agreement effective for the quarter ending June 30, 2026 and as further reduced by required principal repayments under the Credit Agreement thereafter) and our compliance with the financial covenants under the Credit Agreement, (ii) our current expectations of increased project activity and cash flow during the twelve-month period following issuance of our consolidated financial statements, (iii) the availability of additional proceeds in the form of Second Delayed Draw Term Loans that may be requested by the Company and approved by the Lenders in their sole discretion, (iv) utilization, as appropriate, of the capacity available for future sales of our common stock under the ATM program, and (v) if we determine necessary, our ability to raise additional capital through other securities offerings. In addition, we continue to remain focused on implementing additional cost savings steps, which could impact, among other things, the location of our headcount and the level of services currently provided by third parties.

Additional information relating to our outstanding debt may be found in "Risks Related to Our Capital Strategy, Ownership of Our Common Stock, and Our Term Loans" below and under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Liquidity and going concern."

The demand for our products depends on many factors outside of our control, and we may not be able to grow our revenue as expected, or our revenue may decline for a number of reasons, including (i) delays in, or cancellation of, our customers' project development activity due to the inability of our customers to obtain (a) funding at an acceptable cost, (b) permits, (c) interconnection agreements, or (d) other matters; (ii) any slowdown in the level of investments in solar energy projects that may result from slowdowns in economic growth in the U.S. or outside of the

U.S.; (iii) U.S. and global macroeconomic trends including with respect to (a) further increases in, or continued high levels of, governmental tariffs or restrictions on imports, (b) changes in interest rates and inflation, (c) changes to or the availability of tax credits or other governmental incentives available for solar project development or the manufacturing of solar components; (iv) a decline in demand for our offerings, or an increase in the cost of our offerings, including as a result of increases in the cost of or limited supplies of the raw materials necessary to produce our products and offerings; (v) increased competition; (vi) a lack of success in converting sales leads into binding purchase orders; (vii) loss of existing customers; (viii) our inability to sell software and other complementary products; (ix) a decrease in the growth of the solar industry or our market share, including as a result of potential increases in governmental support for other sources of energy production; (x) future decline in average selling prices of our products and services; (xi) our inability to enter certain international markets; (xii) technological changes or development that could render our products and services obsolete or uncompetitive; or, (xiii) our failure to capitalize on growth opportunities. Additionally, demand for our products may be impacted by the delays that have occurred in the integration of new solar resources due to interconnection queue study backlogs and the identified need for the construction of transmission grid upgrades. Further, regional Transmission Organizations have adopted metrics such as the effective load carrying capability metric used in the PJM Interconnection (“PJM”) that impose low-capacity values on solar, and high values on baseload plants. PJM has offered an accelerated interconnection process that will prioritize generators with high effective load carrying capabilities, which may expedite the interconnection of thermal generation over renewable generation. Various locations have imposed limits on new renewable projects, which also could temper the level of new solar projects.

We may not achieve profitability or positive cash flow for a number of reasons, including declines in, or continued low levels of, revenue, as well as increases in costs to manufacture our products, U.S. and global macroeconomic trends, including with respect to the impact of U.S. tariffs and the imposition of additional duties or tariffs applicable to our industry or our products. In addition, we may be unable to identify further cost savings opportunities below present levels that would not adversely impact the functioning of our existing operations needed to meet customer and regulatory requirements. We also expect we could incur additional costs and expenses should activity levels increase from recent project wins that would allow us to continue to expand our business, including in connection with any future acquisitions, as well as ongoing development and marketing of our products and services, expanding into new markets and geographies with respect to both manufacturing and sales of our products, maintaining and enhancing our research and development operations, hiring additional personnel, incurring additional overhead costs and incurring greater costs from professional third-party advisors as necessary in connection with any expansion of our business. We do not know whether our revenue will grow rapidly enough to absorb such costs and expenses, or the extent of such costs and expenses and their impact on our results of operations. If we fail to generate sufficient revenue to support our operations, we may not be able to achieve profitability or generate sufficient cash flow to meet our financial obligations, and our liquidity position will be negatively impacted. Additionally, if we fail to comply with the covenants under the Credit Agreement, including the principal repayment obligations and financial covenants included in our Credit Agreement, as described above, we may default under the Credit Agreement and/or not have sufficient cash flow available to repay the Term Loans early, if they are accelerated following an event of default, or upon maturity of the Term Loans.

We may need to issue additional debt or obtain new equity financing to fund our operations and to execute on our current and future business strategies and plans. We may be unable to obtain any desired additional debt or equity financing on terms favorable to us, or at all, depending on, among other things, receiving required consents and approval from our existing lenders, the ability to issue other debt that is subordinate to the security interests under the Term Loans (or to obtain the consent of our lenders to issue additional secured debt), interest rates, our stock price, our market capitalization, the availability of or our ability to use our ATM program, our ability to have our stock continue to be listed and traded on active markets or other conditions. The ability to raise additional financing depends on numerous factors that are outside our control, including general economic and market conditions, interest rates, the health of financial institutions, investors' and lenders' assessments of our prospects and the prospects of the solar industry in general.

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

We have been dependent each year since our inception on a small number of customers who generate a significant portion of our business. During the year ended December 31, 2025, four customers accounted for approximately 28%, 20%, 18% and 12%, respectively, of total revenue. During the year ended December 31, 2024, four customers accounted for approximately 39%, 11%, 11% and 11%, respectively, of total revenue. Further, our trade accounts receivables are all from companies within or those that serve the solar industry. At December 31, 2025, three customers accounted for approximately 55% of our total receivables, including one customer that accounted for approximately 21% of our total receivables.

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

As a result, we may have difficulty operating profitably or generating positive cash flow if there is a delay or default in payment by any of our customers, we lose an existing order, an existing order or project is delayed, postponed or cancelled, or we are unable to generate new orders from new or existing customers. For example, in both 2025 and 2024, the timeline for constructing a number of projects that had been awarded to us was subsequently delayed after being awarded due to various reasons including delays by our customer in obtaining permits, interconnection agreements, project financing or other matters. In addition, we often make significant expenditures in fulfilling an order prior to being paid in full by our customer for such order, and therefore any delay or default in payment by a customer may result in our business, prospects, financial condition, cash flows and results of operations being materially adversely affected. Furthermore, to the extent that any one customer or a small number of customers continues to account for a large percentage of our revenue, the loss of any such customer or that customer’s inability to meet its payment obligations could materially affect our ability to operate profitably. In certain circumstances we may not have sufficient recourse to recover our losses in full after a customer fails to meet its payment obligations. As an example, during 2024, we wrote off $8.9 million of uncollectible receivables relating to a specific customer that was unable to fully satisfy their payment obligations to us after selling their project to a new developer. Each period we recognize expected credit losses from our customers by taking into consideration historical experience and certain other factors, as appropriate, such as credit quality, current economic or other conditions and changes in project status that may affect a customer's ability to pay. Further information on our reserves for expected credit losses may be found in Note 5, "Accounts receivable, net" in our consolidated financial statements included in Part II, Item 8 of this Annual Report. We anticipate that our dependence on a limited number of customers in any given fiscal year, as well as being required to make significant expenditures in fulfilling an order prior to being paid in full by our customer for such order, will continue for the foreseeable future. There is always a risk that existing customers will elect not to do business with us in the future or will experience financial difficulties, and the nature of our business requires us to take credit risk on behalf of our customers. If we do not book more orders with existing customers, or develop relationships with new customers, we may not be able to increase, or even maintain, our revenue, and our business, prospects, financial condition, results of operations and cash flows may be materially adversely affected.

We may invest in or acquire other companies or technologies, which could divert our management’s attention, result in dilution to our stockholders, reduce our available cash that could be used for other purposes and otherwise disrupt our operations and harm our results of operations.

As described further in Note 3, "Acquisition and disposition" in our consolidated financial statements included in Part II, Item 8 of this Annual Report, we acquired control of Alpha Steel, effective November 12, 2025. Prior to obtaining control, we outsourced all manufacturing activities to outside contract manufacturers. Although we have entered into a Transition Services and Management Agreement with the parent company of the Selling Members to continue to provide services to maintain the continued and uninterrupted operation of the Alpha Steel manufacturing line for a six-month transition period, and beyond under a management services arrangement, our efforts to fully integrate the activities of Alpha Steel may require (i) significant time and attention from management, (ii) result in additional operating costs and spending and, (iii) based on future activity levels from contracts with our customers, we may not be fully successful in our ability to operate Alpha Steel in a profitable manner. Additionally, failure to retain the know-how of key acquired employees of Alpha Steel could further hinder our efforts to operate Alpha Steel efficiently and in a profitable manner. Should we experience higher than expected activity levels, we could be required to make additional investments to expand Alpha Steel's production line capability.

As part of our business strategy, we continually evaluate the benefits of additional investments in, or acquisitions of businesses and technologies as compared to internal development efforts. The identification of suitable investment or acquisition candidates can be difficult, time consuming and costly, and we may not be able to successfully complete newly identified investment opportunities or acquisitions, or successfully integrate new acquisitions such that they become long-term profitable operations. In connection with our Credit Agreement, such investments or acquisitions may also require lender approval before proceeding. The risks we face in connection with all such investments or acquisitions include, but are not limited to:

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

The market for our products and services is highly competitive and rapidly evolving, and we expect to face increased competition.

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

The market for solar energy products and services is highly competitive with relatively low barriers to entry. We principally compete with other solar tracker equipment suppliers, as well as fixed-tilt suppliers. A number of companies have developed or are developing solar tracker systems and other products and services that compete or will compete directly with our products and services in the utility-scale solar energy market. Competitors in the solar tracker market include, among others, Array Technologies, Inc., GameChange Solar, Nextpower Inc. and PVH. In addition, there are numerous private company competitors, both domestically and internationally. We expect competition to continue to intensify as new competitors enter the market and existing competitors attempt to increase their market shares.

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

Further, technological advances in the tracker industry are developing rapidly and certain competitors may be able to develop or deploy new products and services more quickly than we can, or that are more reliable or that provide more functionality than ours. For example, we intend to continue to develop and deploy new products that can withstand higher wind speeds, are more adaptable to irregular site boundaries and undulating terrain and can better support larger format panels; however, our competitors may do so more quickly or effectively. In addition, some of our competitors have the financial resources to offer competitive products at aggressive pricing levels, which could cause us to lose sales or market share, or prevent us from gaining sales or market share, or require us to lower prices for our products and services to compete effectively. If we have to reduce our prices, or if we are unable to offset any future reductions in our average selling prices by increasing our sales volume, reducing our costs and expenses, or introducing new products and services, our revenue and gross profit would suffer.

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

Any failure by us to develop or adopt new or enhanced technologies or processes, or to adapt or react to changes in existing technologies, could result in product obsolescence, the loss of competitiveness of our products, including offering lower cost savings or return on investment relative to competing products, decreased revenue and a loss of market share to competitors. For example, at inception of the company, our primary product offering was a 2P tracker solution. As a result of UFLPA and AD/CVD regulations, among other factors, which impacted imports of solar modules from international locations, we experienced a decline in demand from customers in recent years for 2P tracker solutions in favor of 1P tracker solutions which limited the potential projects and markets to which we could sell our products. We introduced our 1P tracker solution in the second half of 2023 and have seen increasing demand for that product offering. However, if our 1P tracker solution does not achieve broader market acceptance, future demand for our 1P tracker solution, in addition to our 2P tracker solution, may not grow at levels expected or required for us to increase our revenue to a level to be profitable.

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

The ability of our customers to obtain project financing on acceptable terms may be impacted by (i) current interest rates, which remain at elevated levels in relation to rates of several years ago, (ii) further increases in interest rates, (iii) increased inflation, or (iv) a reduction in the supply of, or change in the market terms offered for project debt or tax equity financing, or regulatory restrictions on lenders. The inability of our customers to obtain timely and acceptable project financing has in the past had, and could continue to have, a material adverse effect on our financial condition, cash flows and results of operations.

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

Furthermore, defective products may give rise to warranty, indemnity, product liability, liquidated damages or other contractual claims against us that exceed any revenue or profit we receive from the affected products, including claims for damages related to aspects or components of a solar energy project that go beyond the scope of our product offerings. Our limited warranties cover defects in materials and workmanship of our products. As a result, we bear the risk of warranty claims long after we have sold products and recognized revenue. When historical claims information relating to our equipment is not sufficient, we will base our estimates of our expected warranty obligations on industry studies involving the nature and frequency of product failure rates for similar parts used by our competitors, as well as other related businesses. As a result, our assumptions could prove to be materially different from the warranty obligations that we may be required to compensate customers for in the case of defective products. Our failure to accurately predict future warranty claims could result in unexpected volatility in, and have a material adverse effect on, our financial condition. In addition, while we seek to support our warranty obligations with warranties from our contract manufacturers, such warranties may not be of the same scope as our warranty obligations, or we may not be able to effectively enforce our rights thereunder.

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

The commercial contracting and bidding process for solar project development is long and has multiple steps and uncertainties. We closely monitor the development of potential sales leads through this process. Project leads may not be converted into binding purchase orders at any stage of the bidding process because either (i) a competitor's product is selected to fulfill some or all of the order due to price, functionality or other reasons or (ii) the project does not progress to the stage involving the purchase of tracker systems. In addition, there is a risk that an awarded order (which is an order for which we are in the process of documenting a contract but for which a contract has not yet been signed, or that have been awarded in writing or verbally with a mutual understanding that the order will be contracted in the future) will not be converted into a binding purchase order, or the time for converting such awarded order to a binding purchase order will be longer than expected. In particular, we have seen awarded orders take a longer period of time than expected to convert to binding purchase orders, and expect this trend to continue in the future in respect of currently awarded orders and future awarded orders, as a result of developers deferring projects due to the inability to obtain project financing, permitting or interconnection agreements, uncertainty of panel supply, costs related to UFLPA and AD/CVD enforcement actions, as described elsewhere, regulation uncertainty, including related to changes, if any, to the IRA, as well as other factors that impact the project development timeline of our customers. Such factors have had a material negative impact in our 2025 and 2024 revenue and cash flows and may continue to negatively impact our anticipated revenue and our cash flows in 2026. There is also a risk that an awarded order once converted to a binding purchase order will not be subject to the same pricing or timeline as we originally anticipated, or that a customer will subsequently seek to amend, terminate or otherwise breach a purchase order that has been received due to a customer not being able to comply with, or requiring a modification to, terms related to pricing or timeline in such purchase order. In addition, in certain circumstances we receive a purchase order that does not include binding pricing or a firm timeline for product delivery and payment terms, and will require a subsequent change order in order to document such items. In these circumstances, there is a risk that such a change order will not be entered into, will be entered into on a date that is later than expected, or will be entered into on terms that are unfavorable to us, which in either cases could impact the amount of our revenue or the timing thereof. In 2025 and 2024, we have seen customers seek amendments or modifications to purchase orders, and have also seen customers breach their obligations under purchase orders, as a result of customers being unable to meet timing and payment obligations due to developers deferring projects for the reasons stated above, which have negatively impacted our 2025 and 2024 revenue and cash flows and may continue to negatively impact our anticipated revenue and our cash flow in 2026. If we fail to convert a significant number of project leads that are subject to our sales and marketing focus (or awarded orders) into binding purchase orders, or the time for converting awarded orders to a binding purchase order is longer than expected, or the pricing and timing in binding purchase orders is not as favorable to us as originally anticipated in the awarded order, or a purchase order has to be subsequently amended or supplemented on account of changes or additions related to pricing or product delivery, our business, financial condition or results of operations could be materially adversely affected.

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

The market success of our panel agnostic tracker solutions will depend in part on our ability to continue to work closely with solar panel manufacturers to design solar tracker systems that are compatible with their solar panels. The solar panel manufacturer market is large and diversified, with many market participants, and we may not be able to effectively work with all necessary solar panel manufacturers on the development of such compatible tracker solutions for a variety of reasons, including differences in marketing or selling strategy, our available financial resources, competitive considerations, engineering challenges, lack of competitive pricing and technological compatibility. In addition, our ability to form effective partnerships with solar panel manufacturers may be adversely affected by the substantial challenges faced by many of these manufacturers due to declining prices and revenue from sales of solar panels and increased tariffs in the United States.

We plan to continue expanding into additional international markets, which will expose us to additional regulatory, economic, political, reputational and competitive risks.

We have been, and plan to continue, expanding our operations to other countries, which requires significant resources and management attention and subjects us to regulatory, economic, political and competitive risks in addition to those we already face in the United States. As an example, we launched commercial activity in the India market during 2025. There are significant risks and costs inherent in doing business in international markets, including:

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

We have limited experience with certain international regulatory environments and market practices and may not be able to penetrate or successfully operate in the markets we may choose to enter or have entered or otherwise effectively mitigate the regulatory, economic, political, reputational and competitive risks that are inherent when operating in such environments. In addition, we may incur significant expenses as a result of our international expansion, and we may not be successful. For example, we have made investments into the European, Indian, South African and Asian markets but are yet to realize material revenue from customers in such markets, and we typically anticipate that we will not realize material revenue from customers in new markets until significant time and expense has been invested, and in some cases we may not realize material revenue at all despite making such investments. Our failure to successfully manage these risks could harm our international operations and have an adverse effect on our business, financial condition and operating results.

If we fail to retain key personnel or if we fail to attract additional qualified personnel, we may not be able to achieve our anticipated level of growth, and our business could suffer.

Our future success and ability to implement our business strategy depends, in part, on our ability to attract and retain key personnel, and on the continued contributions of members of our senior management team and key technical personnel, each of whom it would be difficult to replace. All of our employees, including our senior management, are free to terminate their employment relationships with us at any time. Competition for highly skilled individuals with technical expertise is extremely intense in our industry, and we face challenges identifying, hiring and retaining qualified personnel in many areas of our business. Additionally, as discussed further in Note 4, "Reduction in force" in our consolidated financial statements included in Part II, Item 8 of this Annual Report, we made workforce reductions in the fourth quarter of 2024 and in the first quarter of 2025 in response to adverse market conditions and to take advantage of process efficiencies we had gained in previous years.

During 2025, we added Kent James to our executive leadership team as our Chief Commercial Officer for North America. We also added Tony Alvarez, Anthony Carroll, Darrell Jackson and Maximillian Sultan to our Board of Directors.

As a result of new awards received, we began to increase our workforce again during 2025. Integrating new employees into our team may be disruptive to our operations, requiring substantial resources and management attention and ultimately prove unsuccessful. Any inability to retain our current senior management and other key personnel or to attract additional qualified personnel could limit or delay our strategic efforts, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

We may not have sufficient insurance coverage to cover business continuity and cybersecurity incidents.

In addition to Alpha Steel, we also rely on a limited number of contract manufacturers and, as a result, a sustained or repeated interruption in the manufacturing of our products by such internal and outsourced manufacturers due to fire, flood, war, pandemic or natural disasters, and/or an interruption in the provision of the required components for our business by these manufacturers may interfere with our ability to sell our products to our customers in a timely manner. Additionally, we also insure against losses due to cybersecurity incidents. The nature of our business and our size makes it difficult to insure some or all of the possible harms that could result if we fail to sell and deliver our products in a timely manner or incur significant costs from a cybersecurity incident, which may adversely affect our financial results. See further information below under "Risks Related to Information Technology and Data Privacy" with regard to risks we face from cybersecurity incidents.

Risks Related to Our Capital Strategy, Our Credit Agreement and Ownership of Our Common Stock

The terms and covenants, including financial covenants, set forth in the Credit Agreement could restrict our business. In addition, our operations may not provide sufficient cash to meet the repayment obligations under the Credit Agreement or to satisfy the minimum cash, revenue, purchase order and other financial covenants that apply to the Company under the Credit Agreement. If we default under the Credit Agreement, including breaches of the financial covenants, our financial condition and results of operations could be adversely affected, including, without limitation, as a result of the reclassification of the term loan balances under the Credit Agreement from long-term debt to current or the Lenders' exercise of their rights under the Credit Agreement, including the requirement that the Company reasonably cooperate in good faith with the Lenders to pursue alternative strategic transactions, in the case of a breach of the financial covenants, or the Lender’s foreclosure on their first priority security interest in substantially all of our assets.

In addition to the obligation to repay the principal amount of the Credit Agreement and related interest, the Credit Agreement includes obligations to repay $2.5 million of principal in May 2026 and an additional $5.0 million of principal in September 2026, respectively, customary affirmative and negative covenants, such as restrictions on our business activities, including debt incurrence, asset dispositions, distributions, and investments. The Credit Agreement also includes the financial covenants summarized in this Annual Report under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Liquidity and going concern" in Part II, Item 7 below, including with respect to minimum unrestricted cash requirements, minimum quarterly revenue thresholds, minimum direct tracker margin requirements, minimum consolidated EBITDA requirements, and minimum purchase order thresholds. The Credit Agreement is also subject to certain customary events of default and other event of default provisions that can be triggered by, among other things: (i) breach of payment obligations and other obligations and representations in the Credit Agreement or other loan documents; (ii) default under other material indebtedness of the Company and its subsidiaries; (iii) breach of the covenants, including the financial covenants, set forth in the Credit Agreement; (iv) commencement of certain involuntary bankruptcy proceedings or voluntary bankruptcy proceedings involving the Company and its subsidiaries, (v) one or more judgments, penalties or fines are rendered against the Company, its subsidiaries, including Alpha Steel, in excess of $500,000 (subject to certain exceptions and qualifications) or that involve an injunction that could reasonably be expected to result in a material adverse effect on the Company; (vi) the New Warrants and related documents are not in full force and effect or the Company defaults in the performance of its obligations under the New Warrants and related documents; or (vii) there is a change in control of the Company.

Additionally, the availability of, and the Lenders' obligations to fund, the additional $37.5 million of Second Delayed Draw Term Loans under the Credit Agreement is subject to, among other conditions, approval by the Lenders in their sole discretion. We may not be able to comply with the covenants applicable to us as of the quarter ending March 31, 2026 or in future quarterly or annual periods if we do not otherwise generate sufficient new orders, revenue and cash flows from our operating activities or secure other financing.

If we are not able to satisfy our obligations under the Credit Agreement, including compliance with the affirmative, negative and financial covenants applicable to the Company, or if there are events of defaults under the Credit Agreement, we may be required to reclassify the term loan balances under the Credit Agreement from long-term debt to current, and the Lenders will have various rights under the Credit Agreement, including the right to foreclose on their first priority security interest relating to substantially all of our assets to the exclusion of our general unsecured creditors. Additionally, if we default on the financial covenants, the Credit Agreement effectively requires us to reasonably cooperate in good faith with the Lenders to pursue strategic alternative transactions (including potential sale transactions), which may or may not result in sufficient proceeds to pay off the obligations under the Credit Agreement and also generate a return to our stockholders. If the Lenders pursue foreclosure, any such foreclosure would have a material and adverse impact on our business.

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

A substantial number of shares of our common stock are issuable under the New Warrants and, if the New Warrants are exercised, they will have a dilutive impact, which could cause the price of our common stock to decline.

New Warrants exercisable for up to 6,836,237 shares of our common stock were issued to the Lenders in connection with the transactions relating to the Credit Agreement, which would equal approximately 30.5% of our outstanding shares (based on 15,585,198 shares of our common stock outstanding as of March 20, 2026 and assuming the full exercise of the New Warrants). As a result, the ownership interest of our existing stockholders would be correspondingly reduced upon the exercise of the New Warrants. The issuance of shares of our common stock upon the exercise of the New Warrants could also have a dilutive effect on our book value per share and future earnings per share. In addition, the sale and any future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the price of our common stock. We cannot predict the effect, if any, that market sales of those shares of common stock or the availability of those shares of common stock for sale will have on the market price of our common stock.

We do not intend to apply for any listing of the New Warrants on any exchange or nationally recognized trading system, and we do not expect a market to develop for the unregistered New Warrants.

We do not intend to apply for any listing of the New Warrants on Nasdaq or any other securities exchange or nationally recognized trading system, and we do not expect a market to develop for the New Warrants. Without an active market, the liquidity of the New Warrants will be limited. Further, the existence of the New Warrants may act to reduce both the trading volume and the trading price of our common stock.

Certain provisions of the New Warrants could discourage an acquisition of us by a third party.

Certain provisions of the New Warrants could discourage a third party from acquiring us. In the event of a “change of control” of the Company, a holder of New Warrants may, at its option, elect to exercise its New Warrants or exercise a repurchase option that requires the Company to repurchase its New Warrants upon the consummation of the change of control transaction for a cash amount equal to the Black Scholes Value (as defined in the New Warrants). These and other provisions of the New Warrants offered by this prospectus could discourage a third party from acquiring us even where the acquisition could be beneficial to you.

There may be future issuances of new shares of our common stock under our ATM program or other dilution of our equity, which may adversely affect the market price of our common stock.

We have an existing program that allows for the sale of newly issued shares of our common stock in "At the Market" transactions.

Sales during 2025 of newly issued shares of our common stock under the ATM program were as follows:

	Year ended December 31, 2025
	Number of shares	Value ($000's)
Sales of newly issued shares of common stock	452,838	$4,710
Less: fees incurred	—	(122)
Net proceeds received	452,838	$4,588

We had no sales under our ATM program during 2024.

At December 31, 2025, approximately $9.0 million remained available for sale under an existing sale agreement with H.C. Wainwright & Co. LLC, as sales agent, and the offering prospectus relating to the ATM program. There can be no assurance regarding the price at which we will be able to sell such shares in the future, and any sales of our common stock under the ATM program or other securities offerings may be at prices that result in additional dilution to our existing stockholders and may adversely affect the market price of our common stock.

Our stock price has been volatile and may continue to be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares of common stock at or above the price you paid.

Our stock price has fluctuated in the past and may continue to be volatile and subject to significant fluctuations in the future. The price of our common stock may change in response to fluctuations in our results of operations in future periods and also may change in response to other factors, including factors specific to companies in our industry. As a result, our share price may experience significant volatility and may not necessarily reflect the value of our expected performance. Among other factors that could affect our stock price are:

•
defaults on our obligations under the Credit Agreement, including, without limitation, any resulting reclassification of the term loan balances under the Credit Agreement from long-term debt to current and the impacts of the Lenders' exercise of their rights under the Credit Agreement following a default or event of default;
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
•
our entry into new markets;
•
tax and tariff developments in the U.S. or other markets, including issuance of new tariffs;
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

The trading market for our common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. Currently, a limited number of analysts cover our company. If the number of analysts that cover us declines, demand for our common stock could decrease and our common stock price and trading volume may decline.

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

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings and do not expect to declare or pay any cash dividends for the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to applicable laws and other agreements, including restrictions in our Credit Agreement, after taking into account our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant. As a result, capital appreciation in the price of our common stock, if any, may be your only source of gain on an investment in our common stock.

Our directors, executive officers, principal stockholders and holders of our New Warrants will continue to have significant influence over our company, which could limit your ability to influence the outcome of key transactions, including a change of control.

Our directors, executive officers and each of our 5% stockholders and their affiliates, including the holders of our New Warrants, in the aggregate, would beneficially own approximately 51% of the outstanding shares of our common stock, assuming exercise and settlement of all warrants had occurred as of December 31, 2025. The New Warrants are exercisable at any time through July 21, 2035, at an exercise price of $0.01 per share. As a result, these stockholders and holders of our New Warrants, if acting together, would be able to significantly influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

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

We are an “emerging growth company” as defined in the JOBS Act and a "smaller reporting company", based on regulations promulgated by the U.S. Securities and Exchange Commission, and have taken advantage of certain of the reduced disclosure requirements applicable to both which may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. Additionally, we meet the definition of a "smaller reporting company" pursuant to regulations promulgated by the U.S. Securities and Exchange Commission. As such, we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding certain financial information and executive compensation in our periodic reports and proxy statements and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our consolidated financial statements may not be comparable to companies that comply with public company effective dates. Investors may find our shares of common stock less attractive because we rely on these provisions. If some investors find our shares of common stock less attractive as a result of the foregoing, there may be a less active trading market for our shares, and our share price may be more volatile.

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

If we experience material weaknesses or otherwise fail to maintain effective internal controls over financial reporting, a failure to remediate those material weaknesses could prohibit us from producing timely and accurate financial statements, which may adversely affect the market price of our common stock and we could become subject to litigation or investigations by Nasdaq, the SEC, or other regulatory authorities, which could require additional financial and management resources.

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

The most notable incentive program impacting our U.S. business has historically been the ITC for solar energy projects, which allows taxpayers to offset their U.S. federal income tax liability by a certain percentage of their cost basis in solar energy systems placed in service for commercial use, subject to compliance with applicable prevailing wage and apprenticeship requirements. The Inflation Reduction Act of 2022 ("IRA"), passed by the U.S. Congress and signed into law by then-President Biden on August 16, 2022, expanded and extended the tax credits and other tax benefits available to solar energy projects and the solar energy supply chain. U.S. manufacturers of specific solar components also became eligible to claim production tax credits under Section 45X of the Internal Revenue Code of 1986, as amended, which was established as part of the IRA and is a per-unit tax credit earned for each clean energy component manufactured domestically and sold by a manufacturer. Our acquisition of Alpha Steel allows us to continue for a longer period of time to obtain benefits of lower product costs as a result of the production tax credit program.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act, which accelerates the phase-outs and terminations of various eligible federal tax credits enacted as part of the IRA and places restrictions on continued receipt of tax credits by specified foreign entities and foreign influenced entities.

The reduction, elimination or expiration of government incentives for, or regulations mandating the use of, as well as corporate commitments to the use of renewable energy and solar energy specifically, could reduce demand for solar energy systems and harm our business, financial condition and results of operations.

In addition, similar incentives may exist in, or be developed outside of, the United States, which could impact demand for our products and services as we expand our business into foreign jurisdictions. For example, a feed-in-tariff ("FIT") is a type of incentive that pays owners of renewable energy systems, including solar energy systems, a certain amount per unit of electricity they generate and provide to the grid. While FITs are relatively rare as a solar policy mechanism in the United States, they are more common internationally. Our international customers and end-users may have access to FITs, tax deductions and grants toward equipment purchases. Our ability to successfully penetrate new geographic markets may depend on new countries adopting, to the extent such incentives are not currently in place, and maintaining such incentives to promote solar generated electricity.

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

On April 1, 2022, the U.S. Department of Commerce, in response to a petition by Auxin, published a notice initiating the Solar Circumvention Investigation relating to alleged circumvention of AD/CVD by solar manufacturers in certain Southeast Asian countries. On June 6, 2022, President Biden issued an Executive Order allowing U.S. solar deployers to import solar modules and cells from Cambodia, Malaysia, Thailand and Vietnam free from certain duties for 24 months, along with other incentives designed to accelerate U.S. domestic production of clean energy technologies. This moratorium ended in June 2024. The U.S. International Trade Administration and the U.S. International Trade Commission completed a sunset review in October 2024 and decided to continue existing AD/CVD orders on CSPV cells/modules from China resulting in longstanding China tariffs remaining in force. In April 2025, the U.S. Department of Commerce issued final determinations concluding that producers and exporters in Cambodia, Malaysia, Thailand and Vietnam were dumping and/or receiving countervailing subsidies resulting in high tariff rates now applying to many Chinese-owned manufacturers operating in these countries. In addition, in August 2025, the U.S. International Trade Commission issued an affirmative preliminary injury determination on imports of CSPV cells and modules from Laos, Indonesia and India. The U.S. Department of Commerce is currently assessing whether the imports at issue are being dumped or unfairly subsidized.

Additionally, on December 29, 2023, Auxin and Concept Clean Energy, Inc. filed suit in the U.S. Court of International Trade challenging the legal basis for the moratorium and implementing regulations. In August 2025, the Court sided with Auxin and Concept Clean Energy in their challenge to the Commerce Department's implementation of the Biden-era moratorium on AD/CVD duties on modules and cells from Cambodia, Malaysia, Thailand and

Vietnam that were found to be circumventing the AD/CVD orders on product from China. The challenge resulted in the elimination of the two-year pause on duties, reinstating the AD/CVD obligations for imports from Southeast Asia and opening the door to potential retroactive duties on import entries made during the moratorium period. Whether the Commerce Department will impose retroactive duties is a separate administrative process and the outcome is not currently clear.

Effective April 5, 2025, the United States imposed a universal 10% "reciprocal" tariff on most imports into the United States, excluding certain products and certain qualifying imports from Canada and Mexico. Throughout 2025, tariff rates continued to change and fluctuate as negotiations continued between the United States and various countries. As an example, the United States increased the reciprocal tariff rate on China from 10% to 125%, in addition to other tariffs of 20% imposed on China earlier in 2025 and the Section 301 tariffs imposed on many Chinese-origin products during the first Trump Administration, and China imposed a retaliatory 125% tariff on goods imported from the United States in response. In May 2025, the U.S. and China agreed to a 90-day rollback whereby the United States cut the Chinese levies from 145% to 30% and China lowered the duties on U.S. goods from 125% to 10%, effective May 14, 2025. This rollback period was subsequently extended through November 10, 2026. New reciprocal tariffs were also announced on selected countries that were well above the universal 10% tariff rate. On February 20, 2026, the U.S. Supreme Court rejected the Trump Administration's use of the International Emergency Economic Powers Act as a basis for the imposition of tariffs and, as a result of that ruling, on March 6, 2026, CBP outlined plans to establish a system for tariff refunds in 45 days following an order on March 4, 2026, by the Court of International Trade for CBP to progress with a tariff refund process. Following the ruling by the U.S. Supreme Court, the Trump Administration announced it would utilize authority under Section 122 of the Trade Act of 1974 to implement tariffs of up to 15% for a limited period of time without U.S. Congressional approval and may ultimately replace such tariffs with longer-lasting authority under Section 301 of the Trade Act. As of the filing of this Annual Report, matters involving tariffs continue to evolve and change. Depending on the terms of our existing contracts with customers, we may not in all cases be able to fully recover the increased cost for delivery of tracker systems currently being manufactured for our customers by our international vendors due to higher tariffs currently in place or that may be imposed in the future, which has and may continue to impact our expected profitability under certain contracts. Imposition of new or higher tariffs could also adversely affect the amount or timing of our future revenue, results of operations or cash flows.

Also, in May 2025, the Trump administration announced the doubling of steel and aluminum tariffs to 50%, which reportedly contributed to a tightening of available capacity in U.S. steel mills.

As described further in Part I, Item 3, "Legal Proceedings" below, in March 2023, we received notices from CBP of assessments for tariffs under Sections 301 and 232 and for antidumping and countervailing duties with respect to merchandise we had imported from Thailand in 2022. We have been disputing the applicability of these assessments and filed formal protests with regard to the assessments. On February 11, 2026, CBP partially accepted a portion of our protest of one of the assessments, which reduced our estimated exposure down to $0.07 million. We were notified on March 18, 2026, that CBP had denied our protest of a second assessment. As a result of this denial, we recorded a $2.7 million liability in our consolidated results in this Annual Report and expect to pay this amount to CBP, as required. We are currently evaluating our options to challenge this decision by CBP in the U.S. Court of International Trade as to the merits of the disputed tariff classifications, however, the ultimate outcome of these matters cannot be predicted with certainty.

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

We have taken measures with the intention of mitigating the effect of tariffs and the impact of AD/CVD and UFLPA on our business by reducing our reliance on China and enhancing our U.S.-based supply chain, including through our acquisition of Alpha Steel.

The concentration of our sales in a limited number of specific markets increases risks associated with the reduction, elimination or expiration of governmental subsidies and economic incentives for solar energy products.

The majority of our revenue during the periods covered by this Annual Report resulted from sales by our subsidiary in the United States. For example, for the years ended December 31, 2025 and 2024, 99% and 89%, respectively, of total revenue resulted from sales by our U.S. subsidiary. We expect to continue to generate a substantial amount of our revenue from our U.S. subsidiary in the future.

There are a number of important incentives, including those provided in the IRA, as described above, that, following adoption of the One Big Beautiful Bill Act, have a certain time limit and are expected to phase down or terminate in the future, which could adversely affect sales of our products in the United States. Additionally, as we further expand to other countries, changes in incentive programs or electricity policies could negatively affect returns on our investments in those countries as well as our business, financial condition and results of operations.

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

A significant development in renewable energy pricing policies in the United States occurred on July 16, 2020, when the FERC issued a final rule amending regulations that implement the Public Utility Regulatory Policies Act (“PURPA”). In general, PURPA encouraged the development of small renewable energy projects by requiring utilities to purchase power from qualifying facilities at the utility’s avoided cost, which may be higher than market prices. These developments could reduce demand for PURPA-eligible solar energy systems and could harm our business, prospects, financial condition and results of operations.

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

The FCPA generally prohibits companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. Other countries in which we operate also have anti-bribery laws, some of which prohibit improper payments to government and non-government persons and entities. We have adopted policies that mandate compliance with these anti-bribery laws. However, we currently operate in and intend to further expand into many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. In addition, due to the level of regulation in our industry, our entry into certain jurisdictions requires substantial government contact where norms can differ from U.S. standards. It is possible that our employees, subcontractors, agents and partners may take actions in violation of our policies and anti-bribery laws. Furthermore, we are subject to rules and regulations of the United States and other countries relating to export controls and economic sanctions, including, but not limited to, trade sanctions administered by the Office of Foreign Assets Control within the U.S. Department of the Treasury, as well as the Export Administration Regulations administered by the Department of Commerce. These regulations may limit our ability to market, sell, distribute or otherwise transfer our products or technology to prohibited countries or persons. Any violation of such laws, even if prohibited by our policies, could subject us to criminal or civil penalties or other sanctions, which could have a material adverse effect on our business, financial condition, cash flows and reputation.

Risks Related to Manufacturing and Our Supply Chain

We depend upon a limited number of outside contract manufacturers, and our operations could be disrupted if our relationships with these contract manufacturers are compromised.

Prior to our acquisition of Alpha Steel, effective November 12, 2025, we did not have internal manufacturing capabilities. Even with Alpha Steel, we currently rely on contract manufacturers to build certain of our products where U.S. content is not required by our customers. Based on the U.S. dollar amount of purchase orders we issued during the year ended December 31, 2025, 57%, 20%, 9% and 6% of our spending involved contract manufacturers located in the United States, India, China and Thailand, respectively.

Our reliance on a limited number of contract manufacturers in a limited number of countries makes us vulnerable to possible capacity constraints and reduced control over component availability, quality, delivery schedules, manufacturing yields and costs. Our contract manufacturers are not obligated to supply products to us for any period, in any specified quantity or at any certain price beyond the single delivery contemplated by the relevant purchase order. While we may enter into long-term master supply agreements with our contract manufacturers in the future if the volume of our business grows in a way that makes such additional arrangements economically feasible, we may not be successful in negotiating such agreements on favorable terms or at all. With respect to any such long-term master supply agreements, we could be subject to terms that may be harmful to our business, including in the event that we do not have the customer demand necessary to utilize the products that we are required to purchase or have made deposits for, or in the event that we are required to purchase products at a price in excess of the prevailing market rate. Any change in our relationships with our contract manufacturers or changes to contractual terms of our agreements with them could adversely affect our financial condition and results of operations.

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

We may be negatively impacted by the deterioration in financial conditions of our limited number of contract manufacturers. If any of our contract manufacturers were unable or unwilling to manufacture the components that we require for our products in sufficient volumes, at high-quality levels, on a timely basis and pursuant to existing supply agreement or purchase order terms, due to financial conditions or otherwise, we could have to identify, qualify and select acceptable alternative contract manufacturers. An alternative contract manufacturer may not be available to us when needed or may not be in a position to satisfy our quality or production requirements on commercially reasonable terms, including price and timing. Any significant interruption or delays in manufacturing would require us to reduce or delay our supply of products to our customers or increase our shipping costs to make up for delays in manufacturing, if possible, which in turn could reduce our revenue, cause us to incur delay liquidated damages or other liabilities to our customers, harm our relationships with our customers, damage our reputation or cause us to forego potential revenue opportunities. While we may have contractual remedies against our contract manufacturers for the supply chain malfunctions noted above to support any liabilities to our customers, such remedies may not be sufficient in scope, we may not be able to effectively enforce such remedies, and we may incur significant costs in enforcing such remedies.

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

We depend on a limited number of contract manufacturers for certain key components used to manufacture our products where U.S. content is not required by our customers, making us susceptible to quality issues, shortages and price changes. Some of our contract manufacturers have in the past stopped producing or limited their production of our components, faced supply constraints or increased prices on the raw materials for their components, ceased operations or been acquired by, or entered into exclusive arrangements with, one or more of our competitors, and such actions may occur again in the future. Additionally, these manufacturers could stop selling to us at commercially reasonable prices, or at all. Because there are a limited number of contract manufacturers of the key components used to manufacture our products, it may be difficult to quickly identify alternate manufacturers or to qualify alternative components on commercially reasonable terms, and our ability to satisfy customer demand may be adversely affected. Transitioning to or redesigning a product to accommodate a new contract manufacturer would result in additional costs and delays. These outcomes could harm our business or financial performance.

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

We purchase some of our components outside of the United States through arrangements with various international contract manufacturers. Political, social or economic instability in these regions, or in other regions where our products are made, could cause disruptions in trade, including, without limitation, exports to the United States. As detailed previously, trade disputes between various countries, particularly China and the United States, have created uncertainty with respect to the ability to import certain technologies and products into the United States, as well as in respect of tariff impacts on the costs of some of our components. In addition, recent WROs related to polysilicon requires panel importers to demonstrate that polysilicon used in their panels has not been sourced using forced labor. To date, CBP has used the WROs to detain solar panels, which has disrupted the U.S. solar installation market and caused additional uncertainty on future projects. These WRO actions, as well as other governmental actions that have or may impact the importation of solar panels (including the UFLPA), have and could continue to negatively impact the global solar market and the timing and viability of solar projects to which we sell our products, which has negatively impacted our revenue and cash flows and may continue to negatively impact our anticipated revenue and cash flows in 2026, and which could have a material adverse effect on our business, financial condition and results of operations. While our products do not contain polysilicon, the degree of our exposure is dependent on, among other things, the impact of these measures on the projects that are also intended to use our products, with such impact being largely out of our control. Other events that could also cause disruptions to our supply chain include, but are not limited to:

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
•
wars, military operations or other hostilities, including Russia's invasion of Ukraine and potential conflicts in the Middle East; and
•
significant labor disputes, such as transportation worker strikes.

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

Our success partly depends on our ability to protect our intellectual property and other proprietary rights. We rely on a combination of patents, trademarks, copyrights, and trade secrets to establish and protect our intellectual property and other proprietary rights, as well as unfair competition laws, confidentiality and license agreements and other contractual arrangements. As of December 31, 2025, we had patents in the following locations:

Locations	Patents Granted
United States	44
Australia	5
All other	9
Total	58

Our issued patents are expected to expire between 2026 and 2044.

Our trademarks and trade names include, but are not limited to, Voyager Tracker, Pioneer Tracker, SUNPATH, SUNOPS and FTC Solar, which are protected under applicable intellectual property laws. Any pending patent and trademark applications filed or other applications for intellectual property registrations may not be approved, issued or granted, and our existing and future intellectual property rights may not be valid, enforceable or sufficiently broad to prevent competitors from using technology similar to or the same as our proprietary technology, to prevent our contract manufacturers from providing similar technology to our competitors or to sufficiently allow us to develop and maintain recognized brands. Additionally, our intellectual property rights may afford only limited protection of our intellectual property and may not (i) prevent our competitors or contract manufacturers from duplicating our processes or technology, (ii) prevent our competitors from gaining access to our proprietary information and technology, or (iii) permit us to gain or maintain a competitive advantage. Any impairment or other failure to obtain sufficient intellectual property protection could impede our ability to market our products and services, negatively affect our competitive position and harm our business and operating results, including forcing us to, among other things, rebrand or re-design our affected products and services. In countries where we have not applied for patent protection or trademark or other intellectual property registration or where effective patent, trademark, trade secret and other intellectual property laws and judicial systems may not be available to the same extent as in the United States, we may be at greater risk that our proprietary rights will be circumvented, misappropriated, infringed or otherwise violated.

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

We rely extensively on various information technology systems, including data centers, hardware, software and applications to manage many aspects of our business, including to operate and provide our products and services, to process and record transactions, to enable effective communication systems, to pay our employees, to track inventory flow, to manage logistics and to generate performance and financial reports. Some of our most critical systems are provided and hosted by third-party software vendors in arrangements commonly known as software as a service ("SaaS"). We are dependent on the integrity, security and consistent operations of these systems and related back-up systems. Our computer and information technology systems and the third-party systems upon which we rely are also subject to unauthorized access, damage, interruption or shutdown from a number of causes, including computer viruses, ransomware, malware, phishing or distributed denial-of-service attacks, security breaches or cyber-attacks, which could lead to delays in our business operations or subject us to liability and, if significant or extreme, require public disclosure, which could negatively affect our results of operations. In addition, any interruption in the operation of our website or information technology systems could cause us to suffer reputational harm, lose sales, and expose us to litigation or government action, including penalties, fines or judgments.

Unauthorized disclosure of personal or sensitive data or confidential information, whether through our use of artificial intelligence ("AI"), a breach of our computer or information technology systems or otherwise, could severely hurt our business.

Some aspects of our business involve the collection, receipt, use, storage, processing and transmission of personal information, including that of our customers’ and end-users of our customers’ solar energy systems, website visitors, employees, contract manufacturers and other third parties. We may collect personal information, including names, addresses, e-mail addresses, credit information, and energy production statistics and consumer preferences, some of which is entrusted to third-party service providers. We increasingly rely on commercially available systems, software, tools (including encryption technology) and monitoring technologies to provide security and oversight for processing, transmission, storage and protection of confidential information and personal data. Despite the security measures we have in place, our facilities and systems, and those of third parties with which we do business, may be vulnerable to security breaches, acts of vandalism and theft (including misappropriation of our financial resources), computer viruses, misplaced or lost data, programming and/or human errors, or other similar events, and any improper use of the software tools available to us, including those containing AI features, could result in inadvertent or unauthorized disclosure or allow third parties to gain unauthorized access to confidential information and personal data.

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

While climate change has not resulted in any material negative impact to our operations to date, we recognize the risk of disruptions to our supply chain due to extreme weather events. This, among other things, has led us to expand the diversity of our supplier base and to partner with more local suppliers to reduce shipping and transportation needs. We are also increasingly partnering with larger scale steel producers rather than smaller suppliers to facilitate scaling of our operations while remaining conscious of the environmental impacts of steel manufacturing as the regulatory landscape around these high-emitting industries evolves. An example of this strategy is our acquisition of Alpha Steel.

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

Any extreme weather events or future widespread outbreak of contagious diseases, or other adverse public health developments, could also cause disruption to, among other things, our operations, as well as those of our contract manufacturers located in the United States and elsewhere around the world, which could cause delays in our supply chain and product shipments and delays in project completion, as well as reductions in customer support trainings and monitoring of our contract manufacturers, which could adversely affect our business, operations and customer relationships.

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

Many of our key IT systems are SaaS solutions provided by third parties with extensive experience and knowledge in addressing cybersecurity risks involving those systems and have their own robust system of controls regarding their software products, which we monitor on a recurring basis through review of independent reports on their systems of internal controls provided to us. Such IT systems include our primary accounting, financial reporting, payroll and employee benefits, document storage, email and video communication, employee expense reporting and our internal IT ticketing and asset control systems. Our internal IT team holds regular weekly meetings to discuss cybersecurity-related items such as (i) operating and application system patching, (ii) phishing attempts, (iii) malware, (iv) non-compliant devices, (v) third-party secure scorecard results, and (vi) alerts provided through our Security Operations Center.

We currently utilize AI features in certain software products we make available to our customers to assist them in better managing the efficiency of their solar tracker assets. Additionally, we utilize tools provided by our third-party software vendors that are included as part of access to their software platforms available to us under various SaaS arrangements. Our internal AI use to date has been mostly limited to supporting operational efficiency, improving decision-making, researching existing rules and regulations, and streamlining routine workflows in order to increase employee productivity rather than replace core human judgment, engineering validation, or quality control processes in making decisions.

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

Governance

Board of Directors Oversight

Our Board of Directors is aware of the critical nature of managing risks associated with AI use and cybersecurity threats and has established oversight mechanisms to ensure effective governance in managing these risks. The Audit Committee is central to the Board's oversight and has been directed to assume primary responsibility for such oversight by the Board. The Audit Committee is comprised of board members with diverse experience including risk management, technology and finance, which, in the judgment of the Board, equips them with the ability to oversee cybersecurity risks effectively. The Audit Committee actively participates in strategic decisions related to cybersecurity, offering guidance to our management and approval of major initiatives.

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

During 2025, members of our Cybersecurity Governance Committee included our Chief Financial Officer, Vice President of Software, Director of IT, Corporate Controller, Director of SEC Reporting and Technical Accounting, and Director of Internal Audit. Our Chief Financial Officer, Corporate Controller, Director of SEC Reporting and Technical Accounting and Director of Internal Audit each have a number of years of experience in auditing internal controls and assessing risk processes of public companies, including controls involving a company's information technology systems. Our Vice President of Software has a number of years of experience leading software development efforts, including ensuring new software has proper safeguards included to minimize the risk of cybersecurity events. Finally, our Director of IT has a number of years of experience in implementing and monitoring controls and processes in a company's information technology systems environment that are designed to minimize the risk of cybersecurity events. Accordingly, we believe the members of our Cybersecurity Governance Committee have relevant knowledge and experience in either IT systems, auditing of controls over IT systems, or management and assessment of risk processes and internal control systems to ensure proper management oversight.

Our IT management is responsible for notifying the Cybersecurity Governance Committee of cyber incidents they become aware of from software alerts, third-party vendors, employees or by other means. The Cybersecurity Governance Committee will review such incidents, including activities by IT management to evaluate the severity of the incidents, and will provide details of any cybersecurity events, including those not deemed to have a material impact, to our Internal Controls Committee and Disclosure Committee for reporting to our Audit Committee. In addition, our Chief Financial Officer, Director of IT and Director of Internal Audit maintain an ongoing dialogue with the Audit Committee during the year regarding emerging or potential cybersecurity risks.

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

Item 2. Properties.

Office and warehouse

We lease certain specified office space in a co-working building for our corporate headquarters staff located in Austin, Texas under an agreement that expires on April 30, 2026, subject to automatic one-month extensions until terminated by either party.

Effective August 1, 2025, we entered into a lease, expiring October 31, 2027 for specified office space in a co-working building for our employees in Chennai, India.

Effective December 1, 2025, we entered into a sublease, expiring on May 15, 2028, for approximately 4,000 square feet of office space for certain members of the Executive Leadership Team currently located in Ft. Lauderdale, Florida.

We also lease approximately 5,300 square feet of warehouse space and 1,100 square feet of sales and support office space in Brendale, Australia.

Research and development

We entered into a lease agreement, effective June 1 2025, for approximately 5.18 acres of land in India to allow us to conduct research and development activities on solar trackers and other connected activities. This lease expires May 31, 2030.

In February 2023, we entered into a five-year lease for a research facility in Sequin, Texas consisting of 261,360 square feet of space.

We also have a lease expiring in May 2026 for an applications laboratory located in Austin, Texas, consisting of 4,700 square feet.

Alpha Steel

We sublease certain space in a facility associated with the production line for Alpha Steel. Our sublease is scheduled to expire on April 30, 2026, unless the parties holding the original lease agree to an extension, after which our sublease would be eligible for extension.

Other

Apart from our acquisition of Alpha Steel, and the related sublease we have on the Alpha Steel facility, the remainder of our manufacturing is outsourced to contract manufacturing partners, and we currently do not own or lease any other manufacturing facilities.

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

United States Custom and Border Protection assessment

In March of 2023, United States Customs and Border Protection ("CBP") issued notices of tariff assessment that indicated an action taken at the Import Specialist (i.e., the port) level with respect to merchandise imported from Thailand under entry number 004-1058562-5 (the “625 Assessment”) and entry number 004-1063793-9 (the “Original 939 Assessment”, and collectively with the 625 Assessment, the “Original CBP Assessments”). The Original CBP Assessments related to certain torque beams that are used in our Voyager+ product that were imported in 2022. In the Original CBP Assessments, CBP asserted that Section 301 China tariffs, Section 232 steel and aluminum tariffs, and antidumping and countervailing duties applied to the merchandise. Based on correspondence received to date from CBP, including a recent partial acceptance by CBP of our protest on the 625 Assessment as described below, and our calculations based on applicable duty and tariff rates, the 625 Assessment is currently estimated at approximately $0.07 million. In September of 2023, CBP informed us that the amount owed under the Original 939 Assessment was being revised downward to approximately $2.01 million (the "Revised 939 Assessment", and together with the 625 Assessment, the "Revised CBP Assessments"). In particular, CBP accepted our position that the Section 301 tariffs of 25% or 7.5% of the value of the merchandise, depending on tariff classification, as well as the antidumping and countervailing duties, previously assessed under the Original 939 Assessment are not applicable as they are only applicable to articles that are products of China and that, in this case, the finished goods are products of Thailand.

CBP has legally finalized both Revised CBP Assessments. We filed a formal protest for the 625 Assessment in September of 2023 and for the Revised 939 Assessment in March of 2024. On February 11, 2026, CBP partially approved our protest of the 625 Assessment, which reduced our estimated exposure down to $0.07 million. We were notified on March 18, 2026, that CBP had denied our protest of the Revised 939 Assessment. Based on the denial by CBP, we accrued approximately $2.7 million, inclusive of interest, in our consolidated financial results for the year ended December 31, 2025 and expect to pay that amount to CBP, as required. As the notification of denial was received subsequent to our earnings release on March 5, 2026, the consolidated loss reported in this Annual Report is higher than that reported in our prior earnings release. We are currently evaluating our options to challenge this decision by CBP in the U.S. Court of International Trade (the "Court") as to the merits of the disputed tariff classifications. However, because matters of this nature are subject to inherent uncertainties, and unfavorable rulings or developments, including future assessments of additional duties or tariffs owed in respect of other shipments or other materials beyond what is presently included in the Revised CBP Assessments, there can be no certainty that the Company might ultimately prevail in the Court and we could also be subject to future assessments of additional duties or tariffs owed in respect of other shipments or other materials beyond what is presently included in the Revised CBP Assessments, or incur charges that are not currently recorded as liabilities which could have a material adverse effect on our consolidated results of operations, financial position, or liquidity.

Customer litigation

On June 11, 2025, FTC Solar, Inc. filed a lawsuit against BayWa r.e. Power Solutions, Inc. ("BayWa") in the United States District Court for the Western District of Texas (Civil Action No. 25-cv-00905-DAE). The complaint alleges breach of contract arising from BayWa’s purported cancellation of a large equipment supply agreement and purchase order for custom solar tracking systems intended for a Texas-based solar energy project. The parties engaged in a formal dispute resolution process, including pre-suit mediation without success. On August 25, 2025, BayWa filed an answer to FTC's complaint and asserted certain counterclaims against FTC. On September 15, 2025, FTC filed a response to BayWa's counterclaims. The parties are now engaged in discovery. While FTC believes it has meritorious claims and intends to vigorously pursue recovery, the outcome of litigation is inherently uncertain, and it is unclear at this time whether FTC or BayWa will recover the amounts sought in their respective claims or whether the outcome would materially affect FTC's financial condition or results of operations.

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

Holders

At March 20, 2026, there were approximately 28 holders of record of our common stock.

Warrants

In connection with the issuance of Term Loans for a principal amount of $37.5 million under the Credit Agreement, as well as the A&R Promissory Note, and with the approval of the Company's stockholders, we issued New Warrants for an aggregate 6,836,237 shares of our common stock issuable upon exercise. The New Warrants are exercisable at any time through July 2, 2035, at an exercise price of $0.01 per share, and were valued at approximately $32.1 million upon grant. There is no currently established trading market for the New Warrants, and none had been exercised as of December 31, 2025.

Dividends

We have not paid any cash dividends on our common stock to date. The payment of any cash dividends in the future is within the discretion of our board of directors and is subject to certain limitations under the Credit Agreement entered into on July 2, 2025.

Securities authorized for issuance under equity compensation plans

At December 31, 2025, shares of our common stock were issuable under our 2017 Stock Incentive Plan (the "2017 Plan") and our 2021 Stock Incentive Plan (the "2021 Plan"), both of which were adopted by our board of directors and stockholders, as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Stock options	201,905	$21.28	N/A
Restricted stock units	3,307,293	—	N/A
Equity compensation plans not approved by security holders:
Restricted stock units	416,673	—	—
Total	3,925,871	$21.28	660,993

On July 1, 2022, we filed a registration statement on Form S-8 to register 500,000 (on a post-split basis) shares of common stock for issuance upon the settlement of RSUs and the exercise of stock options previously granted under the 2017 Plan that remain outstanding. Since April 27, 2021, no new awards have been or will be granted under the 2017 Plan.

The number of shares initially reserved for issuance under the 2021 Plan was 1,264,524 (on a post-split basis), which automatically increases on January 1 of each calendar year prior to the tenth anniversary of the Plan's effective date in an amount equal to the lesser of (i) 4% of the total number of shares of common stock outstanding on the day prior (December 31st), and (ii) a number of shares of common stock determined by the compensation committee of the Company's board of directors. Through December 31, 2025, an additional 1,806,544 shares (on a post-split basis) became available for issuance pursuant to the automatic increase provisions of the 2021 Plan. In addition, at a Special Meeting of Stockholders on September 4, 2025, an amendment was approved to our 2021 Plan to reserve an additional 2,000,000 shares of our common stock for issuance under the 2021 Plan. This, when combined with the shares added through the automatic increase provisions, resulted in a total number of shares authorized for issuance under the 2021 Plan of 5,071,068 (on a post-split basis).

Our board of directors also adopted the 2021 Employee Stock Purchase Plan ("2021 ESPP Plan") concurrent with our 2021 Plan in order to provide our employees and our designated subsidiaries with an opportunity to purchase our common stock through accumulated payroll deductions at 85% of the stock's fair market value. As of December 31, 2025, this plan had not yet been implemented internally within the Company, and no purchases of common stock have been made pursuant to the 2021 ESPP Plan.

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

Recent Sales of Unregistered Securities

In the three years preceding the date of this Annual Report, we have sold the following securities without registration under the Securities Act:

Warrant Issuances

In the three years preceding the date of this Annual Report, we granted warrants to the holders of our long-term debt for the issuance of an aggregate 8,586,237 shares of our common stock. On June 30, 2025, certain holders exercised a portion of these warrants, at an exercise price of $0.10 per share, and received 1,750,000 shares of common stock valued at approximately $7.9 million. The remaining outstanding warrants provide for the issuance of 6,836,237 shares of our common stock at an exercise price of $0.01 per share, are exercisable at any time through July 2, 2035, and have an estimated fair value of approximately $74.5 million at December 31, 2025.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe the offers, sales and issuances of the above securities were exempt from registration under the Securities Act (or Regulation D or Regulation S promulgated thereunder) by virtue of Section 4(a)(2) of the Securities Act because the issuance of securities to the recipients did not involve a public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. The sales of these securities were made without any general solicitation or advertising.

Purchases of equity securities by the issuer and affiliated purchasers

No purchases of equity securities were made by us during the fourth quarter of 2025.

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

We are a global provider of solar tracker systems, supported by proprietary software and value-added engineering services. Solar tracker systems move solar panels throughout the day to maintain an optimal orientation relative to the sun, thereby increasing the amount of solar energy produced at a solar installation. Our one module-in-portrait solar tracker system is marketed under the Pioneer brand name, and our original two modules-in-portrait solar tracker system is marketed under the Voyager brand name. We also have a mounting solution to support the installation and use of U.S.-manufactured thin-film modules. Our primary software offerings include SUNPATH, which helps customers optimize solar tracking for increased energy production, and our SUNOPS real-time operations management platform. In addition, we have a team of renewable energy professionals available to assist our U.S. and worldwide clients in site layout, structural design, pile testing and other needs across the solar project development and construction cycle. Our products and services provide tracker solutions for large utility-scale solar and distributed generation projects around the world. Our customers are primarily engineering, procurement and construction companies and we also contract with developers and owners. The Company is headquartered in Austin, Texas, and has international subsidiaries in Australia, China, India, South Africa and Spain.

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

Government Regulations. Changes in the U.S. trade environment, including the imposition of import tariffs, AD/CVD investigations and the UFLPA, which became effective in June 2022, can have an impact on the timing of developer projects. The UFLPA resulted in new rules for module importers and reviews by CBP. There continues to be challenges in achieving full compliance with UFLPA, whether related to sufficient traceability of materials or other factors. Escalating trade tensions, particularly between the United States and China, have led to increased tariffs and trade restrictions, including tariffs applicable to certain raw materials and components for our products. We have taken measures with the intention of mitigating the effect of tariffs and the impact of AD/CVD and UFLPA on our business by reducing our reliance on China and enhancing our U.S.-based supply chain, including through our acquisition of Alpha Steel.

In 2019, 90% of our supply chain was sourced from China. As of December 31, 2025, we have qualified suppliers outside of China for certain of our commodities and we continue to work to have second-source capability for all Chinese-manufactured components to help reduce the extent to which our supply chain for U.S.-based projects is subject to existing tariffs and to be able to quickly address potential future regulatory and governmental policy changes. We have entered into partnerships with manufacturers based in the United States, India, South Africa, Spain, Turkey, Thailand and Vietnam to diversify our supply chain and optimize costs.

On June 6, 2022, President Biden issued an Executive Order allowing U.S. solar deployers to import solar modules and cells from Cambodia, Malaysia, Thailand and Vietnam free from certain duties for 24 months, along with other incentives designed to accelerate U.S. domestic production of clean energy technologies. This moratorium ended in June 2024. The U.S. International Trade Administration and the U.S. International Trade Commission completed a sunset review in October 2024 and decided to continue existing AD/CVD orders on CSPV cells/modules from China resulting in longstanding China tariffs remaining in force. In April 2025, the U.S. Department of Commerce issued final determinations concluding that producers and exporters in Cambodia, Malaysia, Thailand and Vietnam were dumping and/or receiving countervailing subsidies resulting in high tariff rates now applying to many Chinese-owned manufacturers operating in these countries. In addition, in August 2025, the U.S. International Trade Commission issued an affirmative preliminary injury determination on imports of CSPV cells and modules from Laos, Indonesia and India. The U.S. Department of Commerce is currently assessing whether the imports at issue are being dumped or unfairly subsidized.

Additionally, on December 29, 2023, Auxin and Concept Clean Energy, Inc. filed suit in the U.S. Court of International Trade challenging the legal basis for the moratorium and implementing regulations. In August 2025, the Court sided with Auxin and Concept Clean Energy in their challenge to the Commerce Department's implementation of the Biden-era moratorium on AD/CVD duties on modules and cells from Cambodia, Malaysia, Thailand and Vietnam that were found to be circumventing the AD/CVD orders on product from China. The challenge resulted in the elimination of the two-year pause on duties, reinstating the AD/CVD obligations for imports from Southeast Asia and opening the door to potential retroactive duties on import entries made during the moratorium period. Whether the Commerce Department will impose retroactive duties is a separate administrative process and the outcome is not currently clear.

On April 5, 2025, the United States imposed a universal 10% "reciprocal" tariff on most imports into the United States, excluding certain products and certain qualifying imports from Canada and Mexico. Throughout 2025, tariff rates continued to change and fluctuate as negotiations continued between the United States and various countries. As an example, the United States increased the reciprocal tariff rate on China from 10% to 125%, in addition to other tariffs of 20% imposed on China earlier in 2025 and the Section 301 tariffs imposed on many Chinese-origin products during the first Trump Administration, and China imposed a retaliatory 125% tariff on goods imported from the United States in response. In May 2025, the U.S. and China agreed to a 90-day rollback whereby the United States cut the Chinese levies from 145% to 30% and China lowered the duties on U.S. goods from 125% to 10%, effective May 14, 2025. This rollback period was subsequently extended through November 10, 2026. New reciprocal tariffs were also announced on selected countries that were well above the universal 10% tariff rate. On February 20, 2026, the U.S. Supreme Court rejected the Trump Administration's use of the International Emergency Economic Powers Act as a basis for the imposition of tariffs and, as a result of that ruling, on March 6, 2026, CBP outlined plans to establish a system for tariff refunds in 45 days following an order on March 4, 2026, by the Court of International Trade for CBP to progress with a tariff refund process. Following the ruling by the U.S. Supreme Court, the Trump Administration announced it would utilize authority under Section 122 of the Trade Act of 1974 to implement tariffs of up to 15% for a limited period of time without U.S. Congressional approval and may ultimately replace such tariffs with longer-lasting authority under Section 301 of the Trade Act. As of the filing of this Annual Report, matters involving tariffs continue to evolve and change. Depending on the terms of our existing contracts with customers, we may not in all cases be able to fully recover the increased cost for delivery of tracker systems currently being manufactured for our customers by our international vendors due to higher tariffs currently in place or that may be imposed in the future, which has and may continue to impact our expected profitability under certain contracts. Imposition of new or higher tariffs could also adversely affect the amount or timing of our future revenue, results of operations or cash flows.

Also, in May 2025, the Trump administration announced the doubling of steel and aluminum tariffs to 50%, which reportedly contributed to a tightening of available capacity in U.S. steel mills.

The most notable incentive program impacting our U.S. business has historically been the ITC for solar energy projects, which allows taxpayers to offset their U.S. federal income tax liability by a certain percentage of their cost basis in solar energy systems placed in service for commercial use, subject to compliance with applicable prevailing wage and apprenticeship requirements. The Inflation Reduction Act of 2022 ("IRA"), passed by the U.S. Congress and signed into law by then-President Biden on August 16, 2022, expanded and extended the tax credits and other tax benefits available to solar energy projects and the solar energy supply chain. U.S. manufacturers of specific solar components also became eligible to claim production tax credits under Section 45X of the Internal Revenue Code of 1986, as amended, which was established as part of the IRA and is a per-unit tax credit earned for each clean energy component manufactured domestically and sold by a manufacturer. Our acquisition of Alpha Steel allows us to continue for a longer period of time to obtain benefits of lower product costs as a result of the production tax credit program.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act, which accelerates the phase-outs and terminations of various eligible federal tax credits enacted as part of the IRA and places restrictions on continued receipt of tax credits by specified foreign entities and foreign influenced entities.

The reduction, elimination or expiration of government incentives for, or regulations mandating the use of, as well as corporate commitments to the use of renewable energy and solar energy specifically, could reduce demand for solar energy systems and harm our business, financial condition and results of operations.

Disruptions in Transportation and Supply Chain. Our costs are affected by the costs of certain components and materials, such as steel, motors and micro-chips, as well as transportation costs. Capacity constraints, particularly with regard to U.S. manufactured steel output, current market conditions, extreme adverse weather events and international conflicts may constrain the supply of materials and disrupt the flow of materials from international vendors, which could impact the cost of our products and services, along with overall rates of inflation in the global economy. While inflation rates and certain costs have moderated recently, the overall level of various other costs continues to be elevated. Although we don't believe inflation has had a material impact on our results as presented in this report, such cost increases and decreases could impact our future operating margins, if material.

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

Investment in technology and personnel. We invest in both the people and technology behind our products. We intend to continue making investments in the technology for our products and expansion of our patent portfolio to attract and retain customers, expand the capabilities and scope of our products, and enhance user experience. As an example, during 2025, we (i) introduced a dual row configuration for our 1P Pioneer tracker for improved slope tolerance and working with complex project landscapes, (ii) released our Pioneer+ High Wind tracker, which is engineered to withstand wind speeds up to 150 miles per hour, and (iii) launched an automated 80° high angle stow capability in our Pioneer trackers to provide improved protection in hail-prone regions.

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

During 2025, we added Kent James to our executive leadership team as our Chief Commercial Officer for North America. We also added Tony Alvarez, Anthony Carroll, Darrell Jackson and Maximillian Sultan to our Board of Directors. These executives each have extensive solar industry experience and deep solar relationships.

Impact of Climate Change. Climate change has primarily impacted our business operations by increasing demand for solar power generation and, as a result, for use of our products. The U.S. Energy Information Administration, in its January 2026 Short-Term Energy Outlook, estimates that solar generation will lead total electricity generation growth in 2026 and 2027, by increasing more than 20% each year, after increasing 33% in 2025.

While climate change has not resulted in any material negative impact to our operations to date, we recognize the risk of disruptions to our supply chain due to extreme weather events. This, among other things, has led us to expand the diversity of our supplier base and to partner with more local suppliers to reduce shipping and transportation needs. We are also increasingly partnering with larger scale steel producers rather than smaller suppliers to facilitate scaling of our operations while remaining conscious of the environmental impacts of steel manufacturing as the regulatory landscape around these high-emitting industries evolves. An example of this strategy is our acquisition of Alpha Steel.

We also attempt to mitigate the climate-related risks from the use of our products by designing our equipment and systems to have a high-slope tolerance and wind mitigation capabilities, while at the same time reducing the required foundation/pile count needed. This allows our trackers to be installed in increasingly hostile environments with minimal disturbance to the surrounding land.

Liquidity. See "Liquidity and Capital Resources" below for a discussion of the impact of our liquidity position, including the requirements under the Credit Agreement, on our business and financial performance. As included in such discussion, our management has concluded that there is substantial doubt about our ability to continue as a going concern for one year after the date that this Annual Report is issued.

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

Cost of revenue and gross profit (loss)

In certain cases, we subcontract with third-party manufacturers to manufacture and deliver our products directly to our customers, although with our acquisition of Alpha Steel, we now have the ability to manufacture and deliver certain products to our domestic customers seeking U.S.-based content. Our product costs are affected by the underlying cost of raw materials procured by Alpha Steel and our other contract manufacturing partners, including steel and aluminum; component costs, including electric motors and gearboxes; technological innovation in manufacturing processes; and our ability to achieve economies of scale resulting in lower component costs. We do not currently hedge against changes in the price of raw materials, but we continue to explore opportunities to mitigate the risks of foreign currency and commodity fluctuations through the use of hedges and foreign exchange lines of credit. Some of these costs, primarily personnel, are not directly affected by sales volume.

During 2025, we added new employees in certain areas in response to current project activity levels. Certain of our headcount changes also reflect a shift of our employee base to more cost-effective markets with exceptional talent. Our gross profit may vary period-to-period due to changes in our headcount, ASP, product costs, product versus service mix, customer mix, geographical mix, shipping methods, warranty costs and seasonality.

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

Results of Operations – 2025 Compared to 2024

	Year ended December 31,
	2025		2024
(in thousands, except percentages)	Amounts	Percentage of revenue	Amounts	Percentage of revenue
Revenue:
Product	$80,311	80.6%	$37,520	79.2%
Service	19,376	19.4%	9,835	20.8%
Total revenue	99,687	100.0%	47,355	100.0%
Cost of revenue:
Product	76,400	76.6%	48,185	101.8%
Service	24,167	24.2%	11,764	24.8%
Total cost of revenue	100,567	100.9%	59,949	126.6%
Gross loss	(880)	(0.9%)	(12,594)	(26.6%)
Operating expenses
Research and development	4,387	4.4%	5,915	12.5%
Selling and marketing	6,201	6.2%	8,881	18.8%
General and administrative	23,955	24.0%	25,440	53.7%
Total operating expenses	34,543	34.7%	40,236	85.0%
Loss from operations	(35,423)	(35.5%)	(52,830)	(111.6%)
Interest expense	(8,205)	(8.2%)	(665)	(1.4%)
Interest income	23	0.0%	346	0.7%
Gain from disposal of investment in unconsolidated subsidiary	3,204	3.2%	8,807	18.6%
Gain on sale of Atlas	140	0.1%	906	1.9%
Loss from change in fair value of warrant liability	(40,686)	(40.8%)	(4,322)	(9.1%)
Loss on extinguishment of debt	(173)	(0.2%)	—	0.0%
Gain on bargain purchase	377	0.4%	—	0.0%
Other income, net	140	0.1%	468	1.0%
Income (loss) from unconsolidated subsidiary	1,551	1.6%	(1,086)	(2.3%)
Loss before income taxes	(79,052)	(79.3%)	(48,376)	(102.2%)
Provision for income taxes	(525)	(0.5%)	(230)	(0.5%)
Net loss	$(79,577)	(79.8%)	$(48,606)	(102.6%)

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

	Year ended December 31,
(in thousands)	2025	2024	$ Change	% Change
Product	$80,311	$37,520	$42,791	114.0%
Service	19,376	9,835	9,541	97.0%
Total revenue	$99,687	$47,355	$52,332	110.5%

Product revenue

The increase in product revenue in 2025, as compared to 2024, was primarily due to an increase of 168% in MW produced as manufacturing activity during 2025 has been positively impacted by recent project wins, mainly associated with our 1P solar tracker solution. Partially offsetting this impact was a decrease of 20% in ASP resulting from project mix changes during 2025 as compared to 2024.

Service revenue

The increase in service revenue in 2025, as compared to 2024, primarily resulted from (i) an increase of 76% in the logistics activity levels, (ii) an increase of 12% in ASP as a result of project size and pricing, and (iii) higher engineering consulting revenue in 2025, as compared to 2024.

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

	Year ended December 31,
(in thousands)	2025	2024	$ Change	% Change
Product	$76,400	$48,185	$28,215	58.6%
Service	24,167	11,764	12,403	105.4%
Total cost of revenue	$100,567	$59,949	$40,618	67.8%
Gross loss	$(880)	$(12,594)	$11,714	93.0%
Gross loss percentage of revenue	(0.9%)	(26.6%)

The increase in cost of revenue in 2025, as compared to 2024, was primarily driven by (i) an increase of 168% in MW produced, (ii) an increase of 76% in shipping and logistics activity, and (iii) higher tariff costs, including a $2.0 million accrual due to a denial by CBP of a protest of a previous assessment. This has been partially offset by (i) lower warranty and remediation costs, (ii) lower overhead spending, largely due to lower personnel costs as a result of lower average headcount and a shift in employee location, and (iii) lower warehousing costs.

Our gross loss percentage of revenue for 2025 was a negative 0.9%, as compared to a negative 26.6% in 2024.

We had negative gross margin for the year ended December 31, 2025 largely due to higher tariff costs, including the $2.0 million accrual relating to a denial of our protest by CBP as described above. This was partially offset by increased activity and higher revenue.

We had negative gross margin for the year ended December 31, 2024 largely due to (i) our revenue for both products and services being insufficient to fully cover our indirect and warehousing costs, (ii) higher remediation costs, and (iii) the impact of project mix and cost of freight.

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

	Year ended December 31,
(in thousands)	2025	2024	$ Change	% Change
Research and development	$4,387	$5,915	$(1,528)	(25.8%)

The decrease in research and development expenses in 2025, as compared to 2024, was primarily due to (i) lower payroll-related costs of $1.3 million, largely due to the relocation of employees to more cost-effective locations, and (ii) lower professional service fees of $0.3 million, resulting from our cost control efforts. Research and development expenses as a percentage of revenue were 4.4% for the year ended December 31, 2025, compared to 12.5% for the year ended December 31, 2024.

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

	Year ended December 31,
(in thousands)	2025	2024	$ Change	% Change
Selling and marketing	$6,201	$8,881	$(2,680)	(30.2%)

The decrease in selling and marketing expenses in 2025, as compared to 2024, was primarily attributable to (i) lower credit loss provisions totaling $0.7 million, primarily associated with the level of provisions in each year for certain specific customer accounts, (ii) lower payroll-related costs of $1.3 million associated with lower salary, commission, incentive compensation and severance costs, (iii) lower travel and professional service costs of $0.4 million, and (iv) lower stock-based compensation expense of $0.2 million. Selling and marketing expenses as a percentage of revenue were 6.2% for the year ended December 31, 2025, compared to 18.8% for the year ended December 31, 2024.

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

	Year ended December 31,
(in thousands)	2025	2024	$ Change	% Change
General and administrative	$23,955	$25,440	$(1,485)	(5.8%)

The decrease in general and administrative expense in 2025, as compared to 2024, was primarily attributable to (i) lower stock-based compensation costs of $0.6 million, (ii) lower insurance costs of $0.6 million, due to our cost control efforts, (iii) lower amortization expense of $0.5 million, as our intangible assets became fully amortized at the end of 2024, and (iv) lower professional service fees of $0.3 million, largely due to one-time CEO recruiting fees incurred during 2024. Partially offsetting these decreases were higher payroll-related costs of $0.4 million, and higher rent expense. General and administrative expenses as a percentage of revenue were 24.0% for the year ended December 31, 2025, compared to 53.7% for the year ended December 31, 2024.

Interest expense

	Year ended December 31,
(in thousands)	2025	2024	$ Change	% Change
Interest expense	$8,205	$665	$7,540	1,133.8%

Interest expense was related primarily to our outstanding long-term debt as of period-end and consisted of the following:

	Year Ended December 31,
	2025	2024
Amortization of debt discount and issue cost	$3,802	$296
Paid-in-kind interest added to principal value of debt	2,567	146
Interest paid in cash	786	222
Accrued interest at period end	399	—
Interest in accounts payable and other	651	1
Total interest expense	$8,205	$665

Gain from disposal of investment in unconsolidated subsidiary

	Year ended December 31,
(in thousands)	2025	2024	$ Change	% Change
Gain from disposal of investment in unconsolidated subsidiary	$3,204	$8,807	$(5,603)	(63.6%)

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

During the years ended December 31, 2025 and 2024, we received earnout payments of $3.2 million and $8.8 million, respectively, that were recognized in accordance with our policy election of recording such gains when realized.

Gain on sale of Atlas

	Year ended December 31,
(in thousands)	2025	2024	$ Change	% Change
Gain on sale of Atlas	$140	$906	$(766)	(84.5%)

In December 2024, we sold certain assets, including intellectual property, associated with our Atlas web-based software platform, used by customers to organize and manage their solar project portfolios, recognizing a gain on the sale of $0.9 million. In connection with the sale, the purchaser agreed to future potential earnout payments based on annual license renewals during 2025 by certain existing customers. During 2025, we received such earnout payments from the purchaser totaling $0.1 million, which we recognized as a gain in accordance with our accounting policy to recognize such gains when realized.

Loss from change in fair value of warrant liability

	Year ended December 31,
(in thousands)	2025	2024	$ Change	% Change
Loss from change in fair value of warrant liability	$(40,686)	$(4,322)	$(36,364)	841.4%

As described further in Note 14, "Debt" in our consolidated financial statements included in Part II, Item 8 of this Annual Report, we completed an offering of Senior Notes and Original Warrants on December 4, 2024. The Original Warrants were reflected as a liability in our consolidated financial statements and valued at issuance at approximately $5.2 million, which increased to $9.5 million at December 31, 2024. The Original Warrants were exercised in full on June 30, 2025, when they had a fair value of approximately $7.7 million, resulting in a gain of approximately $1.8 million for the six months ended June 30, 2025.

In connection with our entry into the Credit Agreement on July 2, 2025, we issued New Warrants at a fair value of approximately $32.1 million. The New Warrants are also accounted for as a long-term liability. Due largely to a significant increase in the price of our common stock as reported on Nasdaq between July 2, 2025 and December 31, 2025, the fair value of the New Warrants increased to approximately $74.5 million, resulting in a loss during the period from July 2, 2025 to December 31, 2025 of nearly $42.5 million.

We anticipate that further gains and losses will be recognized in future periods during which the New Warrants are outstanding as a result of changes in the trading price of our common stock, some of which may be material to our consolidated financial position and results of operations.

Loss on extinguishment of debt

	Year ended December 31,
(in thousands)	2025	2024	$ Change	% Change
Loss on extinguishment of debt	$(173)	$—	$(173)	N/A

As described further in Note 14, "Debt" in our consolidated financial statements included in Part II, Item 8 of this Annual Report, the impact of the revised terms in the Subordination Agreement and the A&R Promissory Note, including the fair value of New Warrants issued in connection with those agreements, resulted in the previously existing Senior Notes, originally issued on December 4, 2024, being deemed to be extinguished on July 2, 2025 for accounting purposes pursuant to Accounting Standards Codification 470-50, Modifications and Extinguishment. This resulted in a non-cash charge during the year ended December 31, 2025, of $0.2 million, for the required write off of the remaining unamortized debt discount and debt issue costs of the Senior Notes, and in consideration of the estimated fair value of the A&R Promissory Note as of July 2, 2025.

Bargain purchase gain

	Year ended December 31,
(in thousands)	2025	2024	$ Change	% Change
Bargain purchase gain	$377	$—	$377	N/A

Largely as a result of an increase in Alpha Steel's net assets from the date the purchase price was established to November 12, 2025, we recognized a bargain purchase gain of $0.4 million in connection with our acquisition of the remaining interest in Alpha Steel.

Income (loss) from unconsolidated subsidiary

	Year ended December 31,
(in thousands)	2025	2024	$ Change	% Change
Income (loss) from unconsolidated subsidiary	$1,551	$(1,086)	$2,637	(242.8%)

The income from unconsolidated subsidiary for 2025 represents our equity method share of net operating income incurred by Alpha Steel during the period from January 1, 2025 to November 12, 2025, when we assumed control of Alpha Steel and began consolidating its operations. During the year ended December 31, 2024, Alpha Steel incurred operating losses, of which we recognized our 45% share under the equity method of accounting.

Liquidity and Capital Resources

Liquidity and going concern

We have incurred cumulative losses since inception and have a history of cash outflows from operations, inclusive of $33.4 million in cash utilized for our operating activities during the year ended December 31, 2025. As of December 31, 2025, we had cash on hand of $21.1 million, $29.5 million of working capital, $22.6 million of net total debt and an accumulated deficit of $427.3 million.

ATM program

As of December 31, 2025, in addition to our cash on hand and working capital, we had approximately $9.0 million of remaining capacity available for future sales of our common stock under an effective prospectus supplement to our at the market facility under the At the Market Offering Agreement dated May 1, 2025 with H.C. Wainwright & Co. LLC and the related prospectus covering the offering, issuance and sale of up to a maximum aggregate offering price of approximately $13.75 million of our common stock that may be sold under such At the Market Offering Agreement in at the market offerings (the "ATM program"). There can be no assurance regarding the price at which we will be able to sell such shares in the future, whether under the ATM program or other securities offerings, and any sales of our common stock under the ATM program or other securities offerings may be at prices that result in additional dilution to our existing stockholders.

Credit Agreement

As described further in this Annual Report, on the Credit Agreement Closing Date, we entered into the Original Credit Agreement with the Lenders, and Acquiom Agency Services LLC, as administrative agent for the Lenders. On November 11, 2025, we entered into the First Amendment to Credit Agreement to amend certain of the financial covenants applicable to us and in connection with our agreement to acquire 100% of the membership interests of Alpha Steel.

On March 23, 2026, we entered into the Second Amendment pursuant to which: (i) the Lenders provided a waiver relating to our breach of the purchase order covenant for the fiscal quarter ended December 31, 2025; (ii) the Lenders agreed that a purchase order covenant will not apply to us until the fiscal quarter ending March 31, 2027; and (iii) we and the Lenders agreed to further amend the financial covenants under the Credit Agreement. Additionally, pursuant to the Second Amendment, we agreed to repay a portion of the principal amount of the loans outstanding under the Credit Agreement as follows: (x) on the date of the Second Amendment, we repaid $2.5 million of principal and; (y) we are required to repay an additional $2.5 million of principal on May 22, 2026; and (z) $5.0 million of principal on September 30, 2026. The amount of each of the foregoing principal repayment is referred to as an “ECF Repayment Amount”. The failure to make the required prepayments summarized above would constitute an event of default under the Credit Agreement.

The Credit Agreement provides for a senior secured term facility of up to $75 million, consisting of (i) Initial Term Loans and First Delayed Draw Term Loans (both as defined in the Credit Agreement) that were funded during 2025 in an aggregate principal amount of $37.5 million, and (ii) up to $37.5 million principal amount of Second Delayed Draw Term Loans (as defined in the Credit Agreement) that may be requested by the Company and approved by the Lenders in their sole discretion (collectively, with the Initial Term Loans and the First Delayed Draw Term Loans, the "Term Loans"). The Term Loans currently outstanding mature on July 2, 2029.

As amended by the Second Amendment, the Credit Agreement includes the following financial covenants.

•
Unrestricted Cash Amount. The Company is required to have unrestricted cash balances as of the last day of the fiscal quarter ending June 30, 2026 equal to the greater of (i) $15.0 million and (ii) $20.0 million minus the total ECR Repayment Amounts paid by the Company pursuant to the Credit Agreement on or prior to June 30, 2026. The Company currently anticipates that this covenant will require the Company to have at least $15.0 million in unrestricted cash as of June 30, 2026. The Company is further required to have unrestricted cash balances as of the last day of the fiscal quarter ending September 30, 2026 and each fiscal quarter thereafter equal to the greater of (i) $10.0 million and (ii) $20.0 million minus the total ECF Repayment Amounts actually paid by the Company to the Lenders pursuant to the Credit Agreement prior to such date. The Company currently anticipates that this financial covenant will require the Company to have at least $10.0 million of unrestricted cash as of September 30, 2026 and each fiscal quarter thereafter.
•
Quarterly Revenue. The Company is required to have consolidated quarterly revenue of at least: (i) $25.0 million for the fiscal quarter ending June 30, 2026; (ii) $50.0 million for the fiscal quarter ending September 30, 2026; and (iii) $75.0 million for the fiscal quarter ending December 31, 2026 and the last day of each fiscal quarter thereafter. This revenue covenant does not apply for the quarter ending March 31, 2026.
•
Consolidated EBITDA. For the 12-month period ending December 31, 2026, the Company’s consolidated EBITDA may not be less than $10.0 million, and for the 12-month period ending December 31, 2027 and the last day of each fiscal year thereafter, the Company’s consolidated EBITDA may not be less than $25.0 million.

Additionally, commencing with the fiscal quarter ending March 31, 2026, the Company’s direct tracker margin must exceed certain thresholds for each fiscal quarter, and the financial covenants include a requirement that the amounts due to the Company under new purchase orders must meet certain thresholds beginning with the fiscal quarter ending March 31, 2027.

Purchase of remaining interests in Alpha Steel

On November 11, 2025, we entered into a Membership Interest Purchase Agreement with the Selling Members pursuant to which we agreed to purchase 100% of the Membership Interests of Alpha Steel, with such transaction closing on November 12, 2025. As consideration for the transactions under the Membership Interest Purchase Agreement, we agreed to pay the Selling Members a total of approximately $2.7 million for their Membership Interests in varying installments within five business days following each of January 1, 2026, April 1, 2026 and July 1, 2026. The Post-Closing Payments are evidenced by the Acquisition Notes issued by the Company to each of the Selling Members, and the Acquisition Notes have been secured by all of Alpha Steel’s assets; provided, however, the security interests granted to each of the Selling Members under the Acquisition Notes are subordinate and junior to the security interests in favor of the Lenders under the Credit Agreement.

Conclusion of substantial doubt

In view of the requirements for quarterly cash interest payments and certain specified principal payments under the Credit Agreement (including the required prepayments summarized above) and Amended and Restated Promissory Note and subsequent waiver agreement, principal and interest payments for the Acquisition Notes, as well as our prior default on the purchase order covenant under the Credit Agreement for the period ended December 31, 2025, recent financial performance, including our history of operating losses and cash outflows, and considering that the availability of additional financing provided by the Credit Agreement in the form of Second Delayed Draw Term Loans is not completely within our control, we believe these factors create uncertainty as to our ability to fully meet the financial covenant requirements under the Credit Agreement during the twelve months following issuance of this Annual Report. Therefore, we have concluded that substantial doubt exists as to our ability to continue as a going concern within the next year.

Our ability to meet our liquidity needs over the next year is dependent upon (i) our cash on hand (subject to (x) required principal repayments of $2.5 million and $5.0 million during May 2026 and September 2026, respectively, under the Credit Agreement and (y) a $15.0 million minimum unrestricted cash covenant under the Credit Agreement effective for the quarter ending June 30, 2026 and as further reduced by required principal repayments under the Credit Agreement thereafter) and our compliance with the financial covenants under the Credit Agreement, (ii) our current expectations of increased project activity and cash flow during the twelve-month period following issuance of our consolidated financial statements, (iii) the availability of additional proceeds in the form of Second Delayed Draw Term Loans that may be requested by the Company and approved by the Lenders in their sole discretion, (iv) utilization, as appropriate, of the capacity available for future sales of our common stock under the ATM program, and (v) if we determine necessary, our ability to raise additional capital through other securities offerings. In addition, we continue to remain focused on implementing additional cost savings steps, which could impact, among other things, the location of our headcount and the level of services currently provided by third parties.

Outstanding debt and warrants

Debt

As described further in Note 14, "Debt" in Part II, Item 8 of this Annual Report, at December 31, 2025, we had outstanding principal amounts of (i) Acquisition Notes totaling approximately $2.7 million and (ii) Term Loans and an A&R Promissory Note, inclusive of accrued paid-in-kind interest, totaling approximately $55.2 million. The Acquisition Notes bear interest on any unpaid balance at a rate of 3.64% per annum and mature no later than five business days after July 1, 2026.

The Term Loans bear interest at 12.00% per annum. A portion of the interest equal to 7.00% per annum is being capitalized and added as paid-in-kind interest and will increase the outstanding principal amount of the Term Loans. The remainder of the interest will be paid in cash at the end of each fiscal quarter. Upon the occurrence and during the continuation of certain events of default under the Credit Agreement ("Events of Default") or upon the election of certain required Lenders during the occurrence and continuation of any Event of Default, the interest rate applicable to the Term Loans will be increased by a 7.00% default interest rate, which would be capitalized and added to the principal amount of the debt. The Term Loans currently outstanding mature on July 2, 2029.

The Credit Agreement also provides for the pay down of $2.5 million of principal during May 2026 and $5.0 million during September 2026, respectively, as well as the mandatory prepayment of the indebtedness and other obligations outstanding under the Credit Agreement and other applicable loan documents upon the occurrence of certain events (including in connection with a change in control of the Company) and upon acceleration following an Event of Default (an "Exit Fee Event"). If an Exit Fee Event occurs, the Company shall pay an exit fee (the "Exit Fee") equal to (x) the aggregate amount of all Term Loans extended by the Lenders under the Credit Agreement, multiplied by (y) the Exit Fee Percentage, minus (z) the amount of interest paid in cash by the Company prior to the Exit Fee

Event, where the "Exit Fee Percentage" equals 25% in connection with a change of control transaction, or otherwise equals 50%.

The financial covenants included in the Credit Agreement are described in "Liquidity and going concern" above.

On December 4, 2024, we entered into the Purchase Agreement with the Investor whereby the Investor purchased $15.0 million in principal amount of Senior Notes. In connection with entry into the Credit Agreement on July 2, 2025, the Investor agreed to subordinate the Senior Notes to the Term Loans and amended and restated the terms of the Senior Notes in the form of the A&R Promissory Note. The A&R Promissory Note provides for semi-annual interest to (i) be paid in cash at a rate of 5.00% per annum and (ii) added to the outstanding principal amount at a rate equal to 7.00% per annum. The A&R Promissory Note matures on January 2, 2030.

Warrants

Activity during the twelve months ended December 31, 2025 and 2024, in terms of the number and value of our outstanding New Warrants issued in connection with the Credit Agreement described above, and the Original Warrants issued in connection with a Securities Purchase Agreement dated December 4, 2024, follows:

	Year ended December 31,
	2025		2024
	Number of warrants	Value ($000's)	Number of warrants	Value ($000's)
Beginning balance	1,750,000	$9,520	—	$—
Issuance of Original Warrants	—	—	1,750,000	5,198
Exercise of Original Warrants	(1,750,000)	(7,752)	—	—
Issuance of New Warrants under the Credit Agreement	6,836,237	32,061	—	—
Change in fair value of warrant liability	N/A	40,686	N/A	4,322
Ending balance	6,836,237	$74,515	1,750,000	$9,520

The outstanding New Warrants are (i) exercisable at any time through July 2, 2035, at an exercise price of $0.01 per share, and (ii) accounted for as a long-term liability, based on terms that could require cash settlement upon the occurrence of a contingent change in control event.

Statements of cash flows

Our cash flows from operating, investing and financing activities were as follows:

	Year ended December 31,
(in thousands)	2025	2024
Net cash used in operations	$(33,444)	$(34,699)
Net cash provided by investing activities	2,801	6,262
Net cash provided by financing activities	40,399	14,498
Effect of exchange rate changes on cash and cash equivalents	102	(49)
Increase (decrease) in cash and cash equivalents	$9,858	$(13,988)

Operating activities

During the year ended December 31, 2025, we used approximately $21.1 million of cash to fund a portion of our expenditures for personnel and facilities, legal and professional fees, insurance, research and development and various other operating activities. This compares to approximately $34.2 million used in 2024 to fund similar expenditures.

We also used approximately $12.3 million of cash in 2025 for working capital and other items, which were primarily impacted by increased activity levels, which affected the timing of customer receipts and vendor payments. In 2024, we used $0.5 million of cash for working capital and other items, which were primarily impacted by the timing of customer receipts and payments and higher project activity levels, net of inventory utilization.

Our working capital increased by approximately $2.5 million from $27.1 million at December 31, 2024, to $29.5 million at December 31, 2025, as higher activity levels increased our accounts receivable, which more than offset increased cost of revenue relating to our customer projects and other accruals. In addition, our cash balance increased by $9.9 million as a result of borrowings under our long-term credit agreement and the acquisition of Alpha Steel during the year.

Investing activities

During the year ended December 31, 2025, we received $3.2 million of contingent earnout payments in connection with the June 2021 sale of our equity interest in Dimension, acquired $0.6 million in cash as a result of our acquisition of Alpha Steel, and we received $0.1 million in contingent earnout payments from the December 2024 sale of our Atlas software platform. We also spent approximately $1.1 million in 2025 primarily for tooling, software development, and new computers and IT equipment.

During the year ended December 31, 2024, we received proceeds of $8.8 million in contingent earnout payments from the sale of our equity investment in Dimension and $0.9 million in proceeds from the sale of our Atlas software platform. We also made additional capital contributions to Alpha Steel totaling $1.8 million, and paid approximately $1.6 million in cash for new tooling, leasehold improvements, software and new computers and IT equipment.

Financing activities

In connection with entering into the Credit Agreement on July 2, 2025, we received proceeds, net of fees withheld or paid, during the year ended December 31, 2025, of nearly $35.8 million. We also began selling newly issued shares of our common stock in various daily transactions under our ATM program receiving proceeds, net of fees paid, of approximately $4.6 million. There can be no assurance regarding the price at which we will be able to sell such shares in the future, whether under the ATM program or other securities offerings, and any sales of our common stock under the ATM program or other securities offerings may be at prices that result in additional dilution to our existing stockholders.

During the year ended December 31, 2024, we sold $15.0 million principal amount of Senior Notes receiving proceeds, net of lender fees withheld or paid, of approximately $14.5 million.

Critical Accounting Estimates

Preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported revenue and expenses during the period. Estimates are used for calculating the measure of progress of our solar tracker projects and deriving the standalone selling prices of the individual performance obligations when determining amounts to recognize for revenue, estimating allowances for credit losses and slow-moving and obsolete inventory, determining useful lives of long-lived assets and the estimated fair value of those assets for impairment assessments, and estimating the fair value of assets and liabilities acquired in business combinations, investments, warrants, stock compensation awards, warranty liabilities and federal and state taxes, including tax valuation allowances, as well as other contingencies. We base our estimates on historical experience and anticipated results, trends, and various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. Actual results could differ from those estimates due to risks and uncertainties. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. Critical accounting policies and estimates are those that we consider the most important to the portrayal of our financial condition and results of operations because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

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

Adjustments to the allowance are largely dependent on historical experience involving amounts previously collected from our customers in recent years or based on specific changes in a customer's ability to pay. As an example, our credit loss expense for the year ended December 31, 2025, declined to approximately $1.4 million from $2.1 million during the year ended December 31, 2024, due primarily to our assessments in both 2025 and 2024 as to the ability by certain specific customers to fully pay contractual amounts owed to us. Historical experience, when used in making such adjustments, may not reflect current actual experience.

Warranty

Our accounting policy relating to our warranty obligations may be found in Note 2, "Summary of significant accounting policies" in our consolidated financial statements included in Part II, Item 8 of this Annual Report.

Judgments and assumptions

When historical claims information relating to our equipment is not sufficient, we will base our estimates of our expected warranty obligations on industry studies involving the nature and frequency of product failure rates for similar parts used by our competitors, as well as other related businesses. These estimates are inherently uncertain given our relatively short history of sales, and changes to our historical or projected warranty experience or fluctuations in available industry data may result in material changes to our warranty reserves in the future. Additionally, we make estimates of what costs we believe will be recoverable from the manufacturers of our products that we use to offset our obligations to our customers.

While we periodically monitor our warranty activities and claims, if actual costs incurred were to be different from our estimates, we would recognize adjustments to our warranty reserves in the period in which those differences arise or are identified. Such adjustments could be material to our results of operations in the period the adjustments are made.

Costs recognized for warranties issued during each of the two years ended December 31, 2025, as well as other activity in our warranty accruals, may be found in Note 12, "Accrued expenses and other current liabilities" in our consolidated financial statements included in Part II, Item 8 of this Annual Report.

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

Expected Term: The expected term represents the period that the Company’s stock-based awards and warrants are expected to be outstanding and is calculated for option grants as the average of the option vesting and contractual terms, based on the simplified method, when we did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for options at the dates granted. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the options. The contractual life of an option may be up to 10 years. Monte Carlo simulations, as described below, estimate the derived service period of awards with market conditions.

Expected Volatility: Since the Company did not have a trading history of its common stock prior to our IPO and since such trading history subsequent to our IPO is limited and may be less than the expected term of an award or our warrants, the expected volatility is derived from a weighted average of (i) our historical volatility over our entire trading history, with respect to certain more recent awards, and, if needed, (ii) the average historical stock volatilities of several public companies within the Company’s industry that it considers to be comparable to its business over a period equivalent to the expected term of the stock option grants, or awards granted with market conditions.

Risk-Free Interest Rate: The Company bases the risk-free interest rate on the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term.

Expected Dividend Yield: The Company has not issued any dividends in its history and does not expect to issue dividends over the life of the options or warrants and, therefore, has estimated the dividend yield to be zero.

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

We utilize the Black-Scholes model to estimate the fair value of our outstanding warrants at each period end. Similar to our options, differences in our estimates of future expected exercise patterns of our warrant holders, or our estimates of volatility, may impact our future estimates of the fair value of our warrants at each period end, which could have a material impact on our future consolidated results of operations.

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

Judgments and assumptions

Key judgments and assumptions involving our assessment of impairment of our long-lived assets, as well as goodwill, may include:

•
Determination of whether events or changes in circumstances indicates that the carrying value of our long-lived assets or goodwill might be impaired. Such factors to consider may include an evaluation of changes in the business or regulatory climate, market conditions or other events impacting our operations;
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

In estimating the fair value of the consolidated company, we used our market capitalization based on our closing stock price on the Nasdaq at December 31, 2025. Our daily closing stock price is affected by numerous factors, some of which may not directly involve the operations of the company, and, historically, has demonstrated high volatility.

We did not identify any impairments of our long-lived assets or goodwill during the two-year period ended December 31, 2025.

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

	Year ended December 31,
	2025		2024
(in thousands, except shares and per share data)	Adjusted EBITDA	Adjusted Net Loss	Adjusted EBITDA	Adjusted Net Loss
Net loss per U.S. GAAP	$(79,577)	$(79,577)	$(48,606)	$(48,606)
Reconciling items -
Provision for income taxes	525	—	230	—
Interest expense	8,205	—	665	—
Interest income	(23)	—	(346)	—
Amortization of debt discount and issue costs in interest expense	—	3,802	—	296
Depreciation expense	1,281	—	1,136	—
Amortization of intangibles	(6)	(6)	535	535
Stock-based compensation	4,960	4,960	5,412	5,412
Gain from disposal of investment in unconsolidated subsidiary(a)	(3,204)	(3,204)	(8,807)	(8,807)
Bargain purchase gain(b)	(377)	(377)	—	—
Loss from change in fair value of warrant liability(c)	40,686	40,686	4,322	4,322
Loss on extinguishment of debt(d)	173	173	—	—
CEO transition(e)	717	717	1,423	1,423
Non-routine legal fees(f)	—	—	66	66
Reverse stock split(g)	1	1	212	212
Severance costs(h)	175	175	638	638
Special stockholders' meeting(i)	117	117	—	—
Adjusted Non-GAAP amounts	$(26,347)	$(32,533)	$(43,120)	$(44,509)

U.S. GAAP net loss per share:
Basic and diluted	N/A	$(5.68)	N/A	$(3.83)

Adjusted Non-GAAP net loss per share (Adjusted EPS):
Basic and diluted	N/A	$(2.32)	N/A	$(3.51)

Weighted-average common shares outstanding:
Basic and diluted	N/A	14,012,298	N/A	12,675,923

(a)

We exclude the gain from collections of contingent contractual amounts arising from the sale in 2021 of our investment in an unconsolidated subsidiary as these amounts are not considered part of our normal ongoing operations.

(b)	We exclude the bargain purchase gain resulting from our acquisition of 100% of the interests in Alpha Steel as this gain is not considered part of our normal ongoing operations.
(c)	We exclude non-cash changes in the fair value of our outstanding warrants as we do not consider such changes to impact or reflect changes in our core operating performance.
(d)

We exclude the loss on extinguishment of debt arising from our July 2, 2025 Credit Agreement and related amendments to our existing debt as we do not consider such amounts to impact or reflect changes in our core operating performance.

(e)

In connection with hiring a new CEO in August 2024, we agreed to upfront and incremental sign-on bonuses (collectively, the "sign-on bonuses"), a portion of which was paid to our CEO in 2024 and 2025, with clawback provisions until 2026, and a portion of which will be paid during 2026, all contingent upon continued employment. These sign-on bonuses are being expensed over the periods through October 1, 2026, to reflect the required service periods. We do not view these sign-on bonuses as being part of the normal ongoing compensation arrangements for our CEO.

(f)	Non-routine legal fees represent legal fees and other costs incurred for specific matters that were not ordinary or routine to the operations of the business.
(g)

We incurred incremental legal and professional fees to implement the Reverse Stock Split that was consummated effective November 29, 2024. We do not consider these fees to be part of our normal ongoing operations.

(h)

Severance costs were incurred during 2025 and 2024, due to restructuring changes that involuntarily impacted a number of employees each period, in order to adjust our operations to reflect current market and activity levels and to take advantage of process efficiencies gained.

(i)

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Fair value of financial instruments

Our financial instruments consist of cash, cash equivalents, accounts receivable, accounts payable, warrants and debt obligations. Cash, cash equivalents, accounts receivable and accounts payable are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date. We estimate the fair value of our warrants using a Black-Scholes model involving current assumptions at each reporting period of (i) the per share value of our common stock, (ii) the expected holding period of the warrants before exercise, (iii) the estimated volatility of our stock over the expected holding period of the warrants, (iv) a risk free interest rate over the expected holding period of the warrants and, (v) an estimated dividend yield on our common stock over the expected holding period of the warrants. Each of those assumptions are subject to change over time. The fair value of our fixed-rate debt obligations is estimated based primarily on Level 2 inputs involving credit spreads on similar debt and other market participant factors involving observed secured and unsecured recovery rates for similar debt subsequent to our initial borrowings.

We had $21.1 million and $11.2 million of cash and cash equivalents on hand at December 31, 2025 and 2024, respectively, the vast majority of which was located in the United States in both periods. Certain of our cash equivalents include deposits in money market funds that invest primarily in short-term securities issued or guaranteed by the U.S. government or its agencies or instrumentalities and contain no restrictions on immediate redemption. These deposits totaled $0.5 million at December 31, 2025 and $0.5 million at December 31, 2024. The carrying value of these money market funds approximate fair value based on quoted prices in active market for units held (Level 1 classification).

We estimate the carrying value of our fixed-rate Acquisition Notes, which has been discounted at a market participant rate over the expected payment period, approximates fair value at December 31, 2025 due to their recent issuance and short-term nature.

We estimate the fair value of our Term Loans, based primarily on Level 2 inputs involving credit spreads on similar debt and other market participant factors involving observed secured and unsecured recovery rates, to be approximately $16.5 million at December 31, 2025. At December 31, 2024, we estimated the fair value of our long-term debt approximated carrying value due to its then-recent issuance. Changes in interest rates or our credit rating could impact the fair value of our Term Loans in the future.

At December 31, 2025 and 2024, we estimated the fair value of our outstanding warrants to be approximately $74.5 million and $9.5 million, respectively, utilizing a Black-Scholes model (Level 2 measurement). The estimated fair value of our warrants is primarily impacted by the closing price of our common stock on Nasdaq at each period end. Other assumptions used, as shown below, have a significantly lesser impact on the fair value of our warrants.

	December 31, 2025	December 31, 2024
Closing stock price on Nasdaq	$10.91	$5.51
Expected term in years	3.5	4.9
Historical volatility of our common stock	118.1%	108.6%
Risk free interest rate	3.6%	4.4%
Dividend yield	0.0%	0.0%

Future estimates of fair value for the New Warrants may be impacted by changes in the value of our common stock as reported on Nasdaq, as well as interest rates and other factors.

We have no other financial instruments at December 31, 2025 and 2024, other than certain non-functional currency intercompany and third-party receivables and payables, which are subject to foreign exchange, interest rate or market risks.

Concentrations of major customers

Our customers include project developers, solar asset owners and EPCs that design and build solar energy projects. We generally do not require collateral on our accounts receivable.

At December 31, 2025, three customers accounted for approximately 21%, 20%, and 14%, respectively, of our customer accounts receivable. At December 31, 2024, three customers accounted for approximately 42%, 21% and 11%, respectively, of our customer accounts receivable.

During the year ended December 31, 2025, four customers accounted for approximately 28%, 20%, 18% and 12%, respectively, of total revenue. During the year ended December 31, 2024, four customers accounted for approximately 39%, 11%, 11% and 11%, respectively, of total revenue.

Further, our accounts receivables are from companies within or serving the solar industry and, as such, we are exposed to normal industry credit risks. We continually evaluate our allowance for credit losses and establish new provisions as needed for additional losses, if any.

Commodity Price Risk

As a result of our acquisition of Alpha Steel in November 2025, we have now begun directly procuring certain raw materials to meet the needs of our customers for U.S.-based equipment. In addition, we also subcontract to various contract manufacturers, who manufacture and deliver products directly to our customers. Generally, with subcontractors, we do not procure raw materials or commodities directly. We are subject to risk from fluctuating market prices for purchases of certain commodity raw materials, including steel and aluminum, which are used in our products, including indirectly for materials purchased through our contract manufacturers, as increases in these commodity prices would increase our cost of procuring subcontracting services. Prices of these raw materials may be affected by supply restrictions or other market factors from time to time. Significant price increases for these raw materials could reduce our operating margins if we are unable to recover such increases in costs from our customers, and could harm our business, financial condition and results of operations.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

FTC Solar, Inc.

Austin, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of FTC Solar, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive loss, changes in stockholders' equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has recurring losses from operations and cash outflows from operations, is required to repay a portion of the principal amount outstanding under the Credit Agreement in 2026, and there is uncertainty as to the Company's ability to meet certain financial covenants required under the Credit Agreement that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Austin, Texas

March 23, 2026

FTC Solar, Inc.

Consolidated Balance Sheets

(in thousands, except shares and per share data)	December 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$21,105	$11,247
Accounts receivable, net of allowance for credit losses of $3,069 and $1,717 at December 31, 2025 and December 31, 2024, respectively	55,743	39,709
Inventories	9,627	10,144
Prepaid and other current assets	11,294	15,028
Total current assets	97,769	76,128
Operating lease right-of-use assets	983	1,149
Property and equipment, net	3,793	2,217
Goodwill	7,444	7,139
Equity method investment	—	954
Other assets	1,823	2,341
Total assets	$111,812	$89,928
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$13,247	$12,995
Short-term debt	12,681	—
Accrued expenses	23,770	20,134
Income taxes payable	630	325
Deferred revenue	7,172	5,306
Other current liabilities	10,725	10,313
Total current liabilities	68,225	49,073
Long-term debt	9,921	9,466
Operating lease liability, net of current portion	553	411
Warrant liability	74,515	9,520
Other non-current liabilities	1,556	2,422
Total liabilities	154,770	70,892
Commitments and contingencies (Note 15)
Stockholders’ equity (deficit)
Preferred stock par value of $0.0001 per share, 10,000,000 shares authorized; none issued as of December 31, 2025 and December 31, 2024	—	—
Common stock par value of $0.0001 per share, 850,000,000 shares authorized; 15,537,344 and 12,853,823 shares issued and outstanding as of December 31, 2025 and December 31, 2024	2	1
Treasury stock, at cost; 1,076,257 shares as of December 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	384,648	367,318
Accumulated other comprehensive loss	(290)	(542)
Accumulated deficit	(427,318)	(347,741)
Total stockholders' equity (deficit)	(42,958)	19,036
Total liabilities and stockholders’ equity (deficit)	$111,812	$89,928

The accompanying notes are an integral part of these consolidated financial statements.

FTC Solar, Inc.

Consolidated Statements of Comprehensive Loss

	Year ended December 31,
(in thousands, except shares and per share data)	2025	2024
Revenue:
Product	$80,311	$37,520
Service	19,376	9,835
Total revenue	99,687	47,355
Cost of revenue:
Product	76,400	48,185
Service	24,167	11,764
Total cost of revenue	100,567	59,949
Gross loss	(880)	(12,594)
Operating expenses
Research and development	4,387	5,915
Selling and marketing	6,201	8,881
General and administrative	23,955	25,440
Total operating expenses	34,543	40,236
Loss from operations	(35,423)	(52,830)
Interest expense	(8,205)	(665)
Interest income	23	346
Gain from disposal of investment in unconsolidated subsidiary	3,204	8,807
Gain on sale of Atlas	140	906
Loss from change in fair value of warrant liability	(40,686)	(4,322)
Loss on extinguishment of debt	(173)	—
Bargain purchase gain	377	—
Other income, net	140	468
Income (loss) from unconsolidated subsidiary	1,551	(1,086)
Loss before income taxes	(79,052)	(48,376)
Provision for income taxes	(525)	(230)
Net loss	(79,577)	(48,606)
Other comprehensive income (loss):
Foreign currency translation adjustments	252	(249)
Comprehensive loss	$(79,325)	$(48,855)
Net loss per share:
Basic and diluted	$(5.68)	$(3.83)
Weighted-average common shares outstanding:
Basic and diluted	14,012,298	12,675,923

The accompanying notes are an integral part of these consolidated financial statements.

FTC Solar, Inc.

Consolidated Statements of Changes in Stockholders' Equity (Deficit)

	Preferred stock		Common stock		Treasury stock
(in thousands, except shares)	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-In capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' equity (deficit)
Balance as of December 31, 2023	—	$—	12,544,533	$1	1,076,257	$—	$361,898	$(293)	$(299,135)	$62,471
Shares issued during the period for vested restricted stock awards	—	—	231,893	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	12,629	—	—	—	8	—	—	8
Additional shares issued for fractional share roundup	—	—	64,768	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	5,412	—	—	5,412
Net loss	—	—	—	—	—	—	—	—	(48,606)	(48,606)
Other comprehensive loss	—	—	—	—	—	—	—	(249)	—	(249)
Balance as of December 31, 2024	—	—	12,853,823	1	1,076,257	—	367,318	(542)	(347,741)	19,036
Shares issued during the period for vested restricted stock awards	—	—	471,183	1	—	—	(1)	—	—	—
Issuance of common stock upon exercise of stock options	—	—	9,500	—	—	—	15	—	—	15
Exercise of warrants	—	—	1,750,000	—	—	—	7,927	—	—	7,927
Sale of shares	—	—	452,838	—	—	—	4,551	—	—	4,551
Stock offering costs	—	—	—	—	—	—	(122)	—	—	(122)
Stock-based compensation	—	—	—	—	—	—	4,960	—	—	4,960
Net loss	—	—	—	—	—	—	—	—	(79,577)	(79,577)
Other comprehensive gain	—	—	—	—	—	—	—	252	—	252
Balance as of December 31, 2025	—	$—	15,537,344	$2	1,076,257	$—	$384,648	$(290)	$(427,318)	$(42,958)

The accompanying notes are an integral part of these consolidated financial statements.

FTC Solar, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
(in thousands)	2025	2024
Cash flows from operating activities
Net loss	$(79,577)	$(48,606)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	4,960	5,412
Depreciation and amortization	1,275	1,671
Loss from change in fair value of warrant liability	40,686	4,322
Amortization of debt discount and issue costs	3,802	296
Paid-in-kind non-cash interest	2,567	146
Provision for obsolete and slow-moving inventory	—	177
(Income) loss from unconsolidated subsidiary	(1,551)	1,086
Gain from disposal of investment in unconsolidated subsidiary	(3,204)	(8,807)
Gain on sale of Atlas	(140)	(906)
Loss on extinguishment of debt	173	—
Bargain purchase gain	(377)	—
Warranties issued and remediation added	3,140	7,204
Warranty recoverable from manufacturer	366	558
Credit loss provisions	1,352	2,072
Deferred income taxes	221	83
Lease expense	1,166	1,123
Impact on cash from changes in operating assets and liabilities:
Accounts receivable	(10,191)	23,498
Inventories	1,429	(6,416)
Prepaid and other current assets	3,498	(934)
Other assets	35	(376)
Accounts payable	(4,507)	4,963
Accruals and other current liabilities	2,559	(19,292)
Deferred revenue	1,866	1,754
Other non-current liabilities	(1,629)	(2,696)
Lease payments and other, net	(1,363)	(1,031)
Net cash used in operations	(33,444)	(34,699)
Cash flows from investing activities:
Purchases of property and equipment	(1,129)	(1,645)
Proceeds from sale of Atlas software platform	140	900
Proceeds from sale of property and equipment	6	—
Equity method investment in Alpha Steel	—	(1,800)
Acquisitions, net of cash acquired	580	—
Proceeds from disposal of investment in unconsolidated subsidiary	3,204	8,807
Net cash provided by investing activities	2,801	6,262
Cash flows from financing activities:
Proceeds from borrowings	35,955	14,550
Sale of common stock	4,710	—
Stock offering costs paid	(122)	—
Financing costs paid	(159)	(60)
Proceeds from stock option exercises	15	8
Net cash provided by financing activities	40,399	14,498
Effect of exchange rate changes on cash and cash equivalents	102	(49)
Increase (decrease) in cash and cash equivalents	9,858	(13,988)
Cash and cash equivalents at beginning of period	11,247	25,235
Cash and cash equivalents at end of period	$21,105	$11,247
Supplemental disclosures of cash flow information:
Purchases of property and equipment included in ending accounts payable and accruals	$17	$51
Fair value of common stock issued upon warrant exercise	$7,927	$—
Alpha Steel purchase price included in short-term debt	$2,638	$—
Right-of-use asset and lease liability recognition for new leases	$643	$500
Paid-in-kind non-cash interest added to term loan principal	$2,567	$146
Cash paid during the period for interest	$786	$222
Cash paid during the period for taxes, net of refunds	$12	$133

The accompanying notes are an integral part of these consolidated financial statements.

FTC Solar, Inc.

Notes to Consolidated Financial Statements

December 31, 2025

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

Note 2. Summary of significant accounting policies

Basis of presentation and principles of consolidation

The accompanying consolidated financial statements include the results of the Company and its wholly owned subsidiaries and have been prepared based on the assumption that the Company will continue as a going concern and are in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Intercompany balances and transactions have been eliminated in consolidation. As discussed further in "Liquidity and Going Concern" below, given the Company's current cash balances, subject to future minimum unrestricted cash covenants, and recurring losses from operations, management has concluded that there is substantial doubt about the Company's ability to continue as a going concern during the next year.

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

We currently operate in one business segment, the manufacturing and servicing of solar tracker systems. See Note 23, "Segment information and certain concentrations" below for further discussion.

Liquidity and Going Concern

We have incurred cumulative losses since inception and have a history of cash outflows from operations, inclusive of $33.4 million in cash utilized for our operating activities during the year ended December 31, 2025. As of December 31, 2025, we had cash on hand of $21.1 million, $29.5 million of working capital, $22.6 million of net total debt and an accumulated deficit of $427.3 million.

ATM program

As of December 31, 2025, in addition to our cash on hand and working capital, we had approximately $9.0 million of remaining capacity available for future sales of our common stock under an effective prospectus supplement to our at the market facility under the At the Market Offering Agreement dated May 1, 2025 (the "Sale Agreement") with H.C. Wainwright & Co. LLC and the related prospectus covering the offering, issuance and sale of up to a maximum aggregate offering price of approximately $13.75 million of our common stock that may be sold under such At the Market Offering Agreement in at the market offerings (the "ATM program"). There can be no assurance regarding the price at which we will be able to sell such shares in the future, whether under the ATM program or other securities offerings, and any sales of our common stock under the ATM program or other securities offerings may be at prices that result in additional dilution to our existing stockholders.

Credit Agreement

As described further in Note 14, "Debt" below, on July 2, 2025 (the "Credit Agreement Closing Date"), we entered into a Credit Agreement (the "Original Credit Agreement") by and among the Company, as borrower, each lender party thereto (the "Lenders"), and Acquiom Agency Services LLC, as administrative agent for the Lenders. On November 11, 2025, we entered into the First Amendment to Credit Agreement with the administrative agent on behalf of the Lenders (the "First Amendment") to amend certain financial covenants applicable to us and in connection with our agreement to acquire 100% of the membership interests of Alpha Steel LLC ("Alpha Steel").

On March 23, 2026, we entered into a Second Amendment and Limited Waiver to Credit Agreement (the “Second Amendment” and the Original Credit Agreement as amended by the First Amendment and the Second Amendment, the “Credit Agreement”) pursuant to which: (i) the Lenders provided a waiver relating to our breach of the purchase order covenant for the fiscal quarter ended December 31, 2025; (ii) the Lenders agreed that a purchase order covenant will not apply to us until the fiscal quarter ending March 31, 2027; and (iii) we and the Lenders agreed to further amend the financial covenants under the Credit Agreement. The amended financial covenants applicable under the Credit Agreement are summarized below. Additionally, in connection with the Second Amendment, we agreed to repay a portion of the principal amount outstanding under the Credit Agreement as follows: (x) $2.5 million of principal was repaid on March 23, 2026; (y) $2.5 million of principal will be repaid on May 22, 2026; and (z) $5.0 million of principal will be repaid on September 30, 2026. The amount of each of the foregoing principal repayments is referred to as an "ECF Repayment Amount".

The Credit Agreement provides for a senior secured term facility of up to $75 million, consisting of (i) Initial Term Loans and First Delayed Draw Term Loans (both as defined in the Credit Agreement) that were funded during 2025 in an aggregate principal amount of $37.5 million, and (ii) up to $37.5 million principal amount of Second Delayed Draw Term Loans (as defined in the Credit Agreement) that may be requested by the Company and approved by the Lenders in their sole discretion (collectively, with the Initial Term Loans and the First Delayed Draw Term Loans, the "Term Loans"). The Term Loans currently outstanding mature on July 2, 2029.

As amended by the Second Amendment, the Credit Agreement includes the following financial covenants.

•
Unrestricted Cash Amount. The Company is required to have unrestricted cash balances as of the last day of the fiscal quarter ending June 30, 2026 equal to the greater of (i) $15.0 million and (ii) $20.0 million minus the total ECR Repayment Amounts paid by the Company pursuant to the Credit Agreement on or prior to June 30, 2026. The Company currently anticipates that this covenant will require the Company to have at least $15.0 million in unrestricted cash as of June 30, 2026. The Company is further required to have unrestricted cash balances as of the last day of the fiscal quarter ending September 30, 2026 and each fiscal quarter thereafter equal to the greater of (i) $10.0 million and (ii) $20.0 million minus the total ECF Repayment Amounts actually paid by the Company to the Lenders pursuant to the Credit Agreement prior to such date. The Company currently anticipates that this financial covenant will require the Company to have at least $10.0 million of unrestricted cash as of September 30, 2026 and each fiscal quarter thereafter.
•
Quarterly Revenue. The Company is required to have consolidated quarterly revenue of at least: (i) $25.0 million for the fiscal quarter ending June 30, 2026; (ii) $50.0 million for the fiscal quarter ending September 30, 2026; and (iii) $75.0 million for the fiscal quarter ending December 31, 2026 and the last day of each fiscal quarter thereafter. This revenue covenant does not apply for the quarter ending March 31, 2026.
•
Consolidated EBITDA. For the 12-month period ending December 31, 2026, the Company’s consolidated EBITDA may not be less than $10.0 million, and for the 12-month period ending December 31, 2027 and the last day of each fiscal year thereafter, the Company’s consolidated EBITDA may not be less than $25.0 million.

Additionally, commencing with the fiscal quarter ending March 31, 2026, the Company’s direct tracker margin must exceed certain thresholds for each fiscal quarter, and the financial covenants include a requirement that the amounts due to the Company under new purchase orders must meet certain thresholds beginning with the fiscal quarter ending March 31, 2027.

Purchase of remaining interests in Alpha Steel

On November 11, 2025, we entered into a Membership Interest Purchase Agreement with Taihua New Energy (Thailand) Co. LTD. ("Taihua") and DAYV LLC (collectively, the "Selling Members") pursuant to which we agreed to purchase 100% of the Membership Interests of Alpha Steel, with such transaction closing on November 12, 2025. As consideration for the transactions under the Membership Interest Purchase Agreement, we agreed to pay the Selling Members a total of approximately $2.7 million for their Membership Interests in varying installments within five business days following each of January 1, 2026, April 1, 2026 and July 1, 2026 (the “Post-Closing Payments”). The Post-Closing Payments are evidenced by promissory notes issued by the Company to each of the Selling Members (the “Acquisition Notes”), and the Acquisition Notes have been secured by all of Alpha Steel’s assets; provided, however, the security interests granted to each of the Selling Members under the Acquisition Notes are subordinate and junior to the security interests in favor of the Lenders under the Credit Agreement.

Conclusion of substantial doubt

In view of the requirements for quarterly cash interest payments and certain specified principal payments under the Credit Agreement (including the required prepayments summarized above) and Amended and Restated Promissory Note and subsequent waiver agreement, principal and interest payments for the Acquisition Notes, as well as our prior default on the purchase order covenant under the Credit Agreement for the period ended December 31, 2025, recent financial performance, including our history of operating losses and cash outflows, and considering that the availability of additional financing provided by the Credit Agreement in the form of Second Delayed Draw Term Loans is not completely within our control, we believe these factors create uncertainty as to our ability to fully meet the financial covenant requirements under the Credit Agreement during the twelve months following issuance of this Annual Report. Therefore, we have concluded that substantial doubt exists as to our ability to continue as a going concern within the next year.

Our ability to meet our liquidity needs over the next year is dependent upon (i) our cash on hand (subject to (x) required principal repayments of $2.5 million and $5.0 million during May 2026 and September 2026, respectively, under the Credit Agreement and (y) a $15.0 million minimum unrestricted cash covenant under the Credit Agreement effective for the quarter ending June 30, 2026 and as further reduced by required principal repayments under the Credit Agreement thereafter) and our compliance with the financial covenants under the Credit Agreement, (ii) our current expectations of increased project activity and cash flow during the twelve-month period following issuance of our consolidated financial statements, (iii) the availability of additional proceeds in the form of Second Delayed Draw Term Loans that may be requested by the Company and approved by the Lenders in their sole discretion, (iv) utilization, as appropriate, of the capacity available for future sales of our common stock under the ATM program, and (v) if we determine necessary, our ability to raise additional capital through other securities offerings. In addition, we continue to remain focused on implementing additional cost savings steps, which could impact, among other things, the location of our headcount and the level of services currently provided by third parties.

Use of estimates

Preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported revenue and expenses during the period. Estimates are used for calculating the measure of progress of our solar tracker projects and deriving the standalone selling prices of the individual performance obligations when determining amounts to recognize for revenue, estimating allowances for credit losses and slow-moving and obsolete inventory, determining useful lives of long-lived assets and the estimated fair value of those assets for impairment assessments, and estimating the fair value of assets and liabilities acquired in business combinations, investments, warrants, stock compensation awards, warranty liabilities and federal and state taxes, including tax valuation allowances, as well as other contingencies. We base our estimates on historical experience and anticipated results, trends, and various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events. Actual results could differ from those estimates due to risks and uncertainties.

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

Our accounts receivables are derived from revenue earned from customers primarily located in the United States, Australia and South Africa. None of our legal entities, other than the United States, accounted for 10% or more of our consolidated revenue included in these consolidated financial statements. Most of our customers are project developers, solar asset owners and engineering, procurement and construction (“EPC”) contractors that design and build solar energy projects. Often times, as discussed further in "Note 5, Accounts receivable, net" and "Note 23, Segment information and certain concentrations" below, a small number of customers account for a significant portion of our revenue for each period and our outstanding receivables at each period end.

Cash and cash equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Certain of our cash equivalents include deposits in money market funds that invest primarily in short-term securities issued or guaranteed by the U.S. government or its agencies or instrumentalities and contain no restrictions on immediate redemption. Interest earned on cash equivalents is included in interest income in our Consolidated Statements of Comprehensive Loss.

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

The term of our leases equals the non-cancellable period of the lease, including any rent-free periods provided by the lessor, and also include options to renew or extend the lease (including by not terminating the lease) that we are reasonably certain to exercise. We establish the term of each lease at lease commencement and reassess that term in subsequent periods when one of the triggering events outlined in Accounting Standards Codification ("ASC") 842 occurs. Our operating lease cost for the lease payments is recognized on a straight-line basis over the lease term.

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

Property and equipment, net

Cost

Property and equipment are stated at cost, net of accumulated depreciation. When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the accounts, and any resulting gain or loss is recorded in the Consolidated Statements of Comprehensive Loss. Maintenance and repair costs that do not extend the useful life or improve an asset, are expensed as incurred.

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

Depreciation

We depreciate our property and equipment using the straight-line method over their estimated useful lives, which generally are as follows:

Category	Depreciation period (in years)
Leasehold improvements	3
Plant and field equipment	5 - 10
Information technology equipment	3
Tooling	3
Capitalized software	3

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

No impairment of goodwill was recognized as of December 31, 2025 or during 2024.

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

Deferred costs

Debt discount and issue costs

Legal, consulting, accounting and other fees that are incremental and directly related to issuances of long-term debt, including any discounts on the debt, such as the fair value of associated warrants issued contemporaneously with the debt or debt original issue discounts, are capitalized and reflected as a reduction to the principal amount of our outstanding debt. These costs are amortized to interest expense over the term of the debt using the interest method. Similar costs relating to the establishment of a line of credit facility, with no current outstanding borrowings, will be capitalized and included as a component of other assets and amortized to interest expense on a straight-line basis over the term of the line of credit facility.

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

Expected Term: The expected term represents the period that the Company’s stock-based awards and warrants are expected to be outstanding and is calculated for option grants as the average of the option vesting and contractual terms, based on the simplified method, when we did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for options at the dates granted. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the options. The contractual life of an option may be up to 10 years. Monte Carlo simulations, as described below, estimate the derived service period of awards with market conditions.

Expected Volatility: Since the Company did not have a trading history of its common stock prior to our IPO and since such trading history subsequent to our IPO is limited and may be less than the expected term of an award or our warrants, the expected volatility is derived from a weighted average of (i) our historical volatility over our entire trading history, with respect to certain more recent awards, and, if needed, (ii) the average historical stock volatilities of several public companies within the Company’s industry that it considers to be comparable to its business over a period equivalent to the expected term of the stock option grants, or awards granted with market conditions.

Risk-Free Interest Rate: The Company bases the risk-free interest rate on the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term.

Expected Dividend Yield: The Company has not issued any dividends in its history and does not expect to issue dividends over the life of the options or warrants and, therefore, has estimated the dividend yield to be zero.

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

Functional currency

The reporting currency of the Company is the U.S. dollar. We determine the functional currency of each subsidiary in accordance with ASC 830, Foreign Currency Matters, based on the currency of the primary economic environment in which each subsidiary operates. We translate the assets and liabilities of our non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized as a cumulative translation adjustment in "Accumulated other comprehensive loss" in "Total stockholders’ equity (deficit)" in the Consolidated Balance Sheets.

The Company remeasures monetary assets and liabilities that are not denominated in the functional currency at exchange rates in effect at the end of each period. Foreign currency gains or losses realized or from remeasurement are reflected in "Other income, net" in our Consolidated Statements of Comprehensive Loss.

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

Impact of changes in tariffs on our revenue recognition: In cases where our existing contracts have legally enforceable terms that allow us to pass the increased cost of tariffs to our customers automatically, any change in the transaction price will be accounted for as a change in our estimate of variable consideration and allocated to our performance obligations on the same basis as our initial allocation at contract inception. Where price changes resulting from tariffs need to be separately negotiated and agreed to with our customers, we will apply contract modification guidance once the modification is enforceable. We will also take into account tariff rates in effect at each period end in measuring our progress toward satisfaction of our performance obligations in recognizing revenue.

Contract assets and liabilities: The timing of revenue recognition, billing, and cash collection results in the recognition of accounts receivable, unbilled receivables for revenue recognized in excess of billings, and deferred revenue in the Consolidated Balance Sheets. We have elected to use the practical expedient of expensing incremental costs of obtaining a contract for our contracts of less than one year in duration. We may receive advances or deposits from our customers before revenue is recognized, resulting in contract liabilities, which are reflected as “deferred revenue” in our Consolidated Balance Sheets. Customer deposits are short term as the related performance obligations are typically fulfilled within 12 months. Changes in deferred revenue relate to fluctuations in the timing of customer deposits and completion of performance obligations. Revenue recognized during the years ended December 31, 2025 and 2024 from amounts included in deferred revenue at each respective prior year end totaled $5.3 million and $3.6 million, respectively, and were equal to the amount of each respective prior year-end deferred revenue balance.

Cost of revenue consists primarily of costs related to raw materials, equipment manufacturing activities, net of incentives earned, freight and delivery, tariffs, product warranty, remediation and personnel costs (salaries, bonuses, benefits, and stock-based compensation). Personnel costs in cost of revenue include both direct labor costs, as well as costs attributable to any individuals whose activities relate to the procurement, installment and delivery of the finished product and services. Cost of revenue owed but not yet paid is recorded as accrued cost of revenue in the accompanying Consolidated Balance Sheets. Deferred cost of revenue, a component of our prepaid and other current assets, results from the timing differences between the costs incurred in advance of the satisfaction of all revenue recognition criteria consistent with our revenue recognition policy.

Inflation Reduction Act of 2022 (“IRA”)

The IRA was enacted into law on August 16, 2022, and provides for various clean energy credits, including an Advanced Manufacturing Production Credit under Section 45X of the Internal Revenue Code of 1986, as amended (“45X Credit”) for eligible parts, including torque tubes and structural fasteners. Prior to our acquisition of a controlling interest in Alpha Steel, as described further in Note 3, "Acquisition and disposition", below, our agreements with Alpha Steel allowed for us to receive benefit of the 45X Credits earned by Alpha Steel in the form of reductions to the purchase price of the products manufactured for us on a per-unit basis. Since the acquisition of Alpha Steel, we have continued to receive the economic benefit of the 45X Credits earned by Alpha Steel. Utilizing guidance in IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, we recognize the benefits of these reductions as they are earned during the manufacturing process and currently reflect them as receivables and a reduction of our cost of revenue.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBB"), which accelerates the phase-outs and terminations of various eligible tax credits enacted as part of the IRA. We are evaluating the applicability of these provisions to Alpha Steel's ability to generate 45X Credits and the extent to which those credits continue to reduce our manufacturing input costs. Any reduction in the availability or monetization of these credits could increase our costs and adversely affect results of operations.

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

Fair value of financial instruments

Our financial instruments consist of cash, cash equivalents, accounts receivable, accounts payable, warrants and debt obligations. Cash, cash equivalents, accounts receivable and accounts payable are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date. We estimate the fair value of our warrants using a Black-Scholes model involving current assumptions at each reporting period of (i) the per share value of our common stock, (ii) the expected holding period of the warrants before exercise, (iii) the estimated volatility of our stock over the expected holding period of the warrants, (iv) a risk free interest rate over the expected holding period of the warrants and, (v) an estimated dividend yield on our common stock over the expected holding period of the warrants. Each of those assumptions are subject to change over time. The fair value of our fixed-rate debt obligations is estimated based primarily on Level 2 inputs involving credit spreads on similar debt and other market participant factors involving observed secured and unsecured recovery rates for similar debt subsequent to our initial borrowings.

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

Recent accounting and regulatory pronouncements not yet adopted

In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 requires companies to disclose (i) additional categories of information about federal, state and foreign income taxes above a quantitative threshold in their rate reconciliation table and (ii) income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes for annual periods, as well as other disclosure changes. As an emerging growth company, we are not required to adopt ASU 2023-09 prior to 2026. We are currently evaluating the impact of ASU 2023-09 on our existing income tax disclosures.

In November 2024, the FASB issued ASU 2024-03 - Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-04) ("ASU 2024-03"). ASU 2024-03 requires companies to disclose additional specific information including, among other things, (a) purchases of inventory, (b) employee compensation, (c) depreciation, and (d) intangible asset amortization included in each of its expense captions disclosed on the face of its results of operations statement, as well as total selling expenses. As clarified in ASU 2025-01, we are currently required to adopt ASU 2024-03 for our annual reporting effective December 31, 2027 and in our quarterly reporting beginning in 2028.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326) ("ASU 2025-05"). This new guidance provides companies with a practical expedient to assume that current conditions as of the balance sheet date will persist through a reasonable and supportable forecast period when adjusting historical data to be used in the estimation of credit losses. We currently anticipate adopting ASU 2025-05 on a prospective basis beginning in 2026.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832) ("ASU 2025-10"). This new guidance establishes the accounting for a government grant received by a business entity, including guidance for (i) a grant related to an asset and (ii) a grant related to income. The standard is effective for public business entities for annual reporting periods beginning after December 15, 2028 and, for other than public business entities, for annual reporting periods beginning after December 15, 2029. We are currently evaluating this standard in relation to our current accounting treatment of 45X Credits described above and are assessing the available transition methods for adopting this new standard.

Other standards that have been issued but not yet adopted as of December 31, 2025, are either not applicable to us or are not expected to have any material impact upon adoption.

Reclassification

Prior year amounts relating to interest income in our Consolidated Statements of Comprehensive Loss have been reclassified to conform to the current year presentation. There was no impact on our financial condition or results of operations as a result of the reclassification.

Note 3. Acquisition and disposition

Acquisition

As described further in Note 11, "Equity method investment" below, on February 9, 2023, we entered into an LLC Agreement with Taihua and DAYV LLC for the creation of Alpha Steel, an entity dedicated to producing steel components, including torque tubes and structural fasteners, for utility-scale and distributed generation solar projects. We initially held a 45% interest in Alpha Steel, accounted for under the equity method, whereas Taihua and DAYV LLC owned 51% and 4%, respectively.

On November 11, 2025, we entered into a Membership Interest Purchase Agreement with the Selling Members pursuant to which we agreed to purchase 100% of the Membership Interests of Alpha Steel, with such transaction closing on November 12, 2025. As consideration for the transactions under the Membership Interest Purchase Agreement, we agreed to pay the Selling Members a total of approximately $2.7 million for their Membership Interests in varying installments within five business days following each of January 1, 2026, April 1, 2026 and July 1, 2026. The Post-Closing Payments are evidenced by the Acquisition Notes issued by the Company to each of the Selling Members, and the Acquisition Notes have been secured by all of Alpha Steel’s assets; provided, however, the security interests granted to each of the Selling Members under the Acquisition Notes are subordinate and junior to the security interests in favor of the Lenders under the Credit Agreement. The Acquisition Notes bear interest at 3.64% per annum on outstanding balances and mature no later than five business days after July 1, 2026.

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

As part of the transactions contemplated by the Membership Interest Purchase Agreement, we and CZT Energy (USA) Inc. (“CZT”) entered into a Transition Services and Management Agreement, pursuant to which CZT agreed to provide certain transition support and management services to Alpha Steel following the closing of the transactions under the Membership Interest Purchase Agreement. In consideration of such services, we agree to pay a lump sum of $375,000 for the transition services and a quarterly fee of $125,000 for the management services, with the quarterly fee commencing six months after the closing under the Membership Interest Purchase Agreement.

Immediately prior to the November 12, 2025, the estimated fair value of our equity method investment for our 45% ownership interest in Alpha Steel totaled approximately $2.5 million.

Following is information relating to the fair value of the net assets of Alpha Steel that have been consolidated into our financial statements as a result of our initial investment in Alpha Steel and the transactions under the Membership Interest Purchase Agreement:

As of
(in thousands)	November 12, 2025
Cash	$580
Accounts receivable	4,185
Inventories	912
Property and equipment	1,762
Accounts payable	(4,741)
Accrued expenses	(14)
Total net assets acquired	$2,684

Purchase price:
Fair value of short-term acquisition notes payable	2,638
Fair value of equity method investment at acquisition	2,505
Less: Settlement of pre-existing relationships at carrying value	(2,836)
Total consideration	2,307
Bargain purchase gain	377
Total net assets acquired	$2,684

Largely as a result of an increase in Alpha Steel's net assets from the date the purchase price was established to the November 12, 2025, we recognized a bargain purchase gain of $0.4 million in connection with our acquisition of the remaining interest in Alpha Steel.

Costs incurred in connection with this transaction were not material to our consolidated results. The results of operations attributable to Alpha Steel for the year ended December 31, 2025 were not material. Pro forma information has not been included as the acquisition of Alpha Steel did not have a material impact on our consolidated statements of comprehensive loss for the year ended December 31, 2025.

Disposition

On December 2, 2024, we entered into an asset purchase agreement with a third-party for the sale of certain assets, including intellectual property, associated with our Atlas web-based software platform, used by customers to organize and manage their solar project portfolios, for a price of $0.9 million, plus future potential earnout payments. We also provided certain assistance involving existing customer relationships and access to various systems, including websites, necessary to support the Atlas platform for nine months following the closing. The incremental cost for such assistance was minimal. During the year ended December 31, 2024, we recognized a gain of $0.9 million from the sale of these assets. Revenue associated with the Atlas software platform was not material to our consolidated results during 2024.

In accordance with our existing accounting policy, we recognize a gain from contingent earnout payments upon receipt. During the year ended December 31, 2025, we received and recognized a gain for such earnout payments totaling $0.1 million.

Note 4. Reduction in force

In the fourth quarter of 2024, in order to adjust our overhead costs to reflect market conditions and activity levels at that time, as well as to take advantage of process efficiencies we had gained in previous years due to our design-to-value and cost reduction efforts, we reduced our headcount by 30 employees, or approximately 12% of our existing headcount at that time. Certain of the headcount changes also reflected a shift of our employee base to more cost-effective markets with exceptional talent. We also incurred certain additional involuntary severance and termination-related costs in early 2025.

Involuntary severance and termination-related costs recognized were as follows:

	Year ended December 31,
(in thousands)	2025	2024
Cost of revenue	$34	$70
Research and development	—	34
Selling and marketing	141	382
General and administrative	—	152
Total	$175	$638

All 2025 costs were paid to former employees during 2025. At December 31, 2024, we had accruals totaling approximately $0.2 million for payments that were also made to our former employees during 2025. Payments made to former employees during 2024 from a prior year reduction in force totaled approximately $3.1 million.

Note 5. Accounts receivable, net

Accounts receivable consisted of the following:

(in thousands)	December 31, 2025	December 31, 2024
Trade receivables	$22,722	$22,369
Related party receivables	—	3,121
Revenue recognized in excess of billings	30,889	15,936
Other receivables	5,201	—
Total	58,812	41,426
Allowance for credit losses	(3,069)	(1,717)
Accounts receivable, net	$55,743	$39,709

Information about our related party receivables at December 31, 2024, may be found below in Note 19, "Related party transactions".

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

Other receivables at December 31, 2025 primarily relate to 45X Credits earned by Alpha Steel in connection with their manufacturing activity.

At December 31, 2025, three customers accounted for approximately 21%, 20%, and 14%, respectively, of our customer accounts receivable. At December 31, 2024, three customers accounted for approximately 42%, 21% and 11%, respectively, of our customer accounts receivable.

Activity in the allowance for credit losses in 2025 and 2024, primarily resulting from changes in collectibility estimates related to specific customer accounts, was as follows:

	Year ended December 31,
(in thousands)	2025	2024
Balance at beginning of period	$1,717	$8,557
Amounts charged to earnings during the period	1,352	2,072
Write-offs of accounts	—	(8,912)
Balance at end of period	$3,069	$1,717

Note 6. Inventories

Inventories consisted of the following:

(in thousands)	December 31, 2025	December 31, 2024
Raw materials	$452	$—
Work in process	227	—
Finished goods	9,443	10,660
Allowance for slow-moving and obsolete inventory	(495)	(516)
Total	$9,627	$10,144

Activity in the allowance for slow-moving and obsolete inventory for each period was as follows:

	Year ended December 31,
(in thousands)	2025	2024
Balance at beginning of period	$516	$341
Additions charged to earnings	—	177
Write-offs of obsolete inventory	(21)	(2)
Balance at end of period	$495	$516

Note 7. Prepaid and other current assets

Prepaid and other current assets consisted of the following:

(in thousands)	December 31, 2025	December 31, 2024
Vendor deposits	$6,393	$7,184
Vendor deposits with related party	—	2,005
Prepaid expenses	656	842
Prepaid taxes	789	595
Deferred cost of revenue	360	433
Other current assets	3,096	3,969
Total	$11,294	$15,028

At December 31, 2025 and 2024, other current assets included $2.0 million for a non-interest-bearing advance to a customer related to pre-project construction financing activities. This advance is secured by certain customer assets and is currently due.

Additional information about vendor deposits with a related party may be found below in Note 19, "Related party transactions".

Note 8. Leases

We lease office and warehouse space in various locations, including in the United States, India and Australia. Additionally, we lease space for an applications laboratory in Austin, Texas and research and development facilities in both Seguin, Texas and India. Apart from our acquisition of Alpha Steel, and the related sublease we have on the Alpha Steel facility, the remainder of our manufacturing is outsourced to contract manufacturing partners, and we currently do not own or lease any other manufacturing facilities.

We utilized a weighted average discount rate of approximately 10% in establishing our operating lease ROU assets and liabilities at lease inception. At December 31, 2025, our weighted average remaining lease term for our operating leases was approximately 2.5 years.

Our expense for our operating leases consisted of the following:

	Year ended December 31,
(in thousands)	2025	2024
Operating lease cost	$1,166	$1,123
Short-term lease cost	386	390
Total lease cost	$1,552	$1,513

Reported in:
Cost of revenue	$858	$881
Research and development	74	91
Selling and marketing	88	126
General and administrative	532	415
Total lease cost	$1,552	$1,513

Future remaining operating lease payment obligations were as follows:

(in thousands)	December 31, 2025
2026	535
2027	482
2028	94
2029	57
2030	24
Total lease payments	1,192
Less: imputed interest	(235)
Present value of operating lease liabilities	$957

Current portion of operating lease liability	$404
Operating lease liability, net of current portion	553
Present value of operating lease liabilities	$957

Note 9. Property and equipment, net

Property and equipment consisted of the following:

(in thousands)	December 31, 2025	December 31, 2024
Leasehold improvements	$696	$338
Plant and field equipment	2,600	1,108
Information technology equipment	876	659
Tooling	2,347	1,847
Capitalized software	1,301	1,011
Total	7,820	4,963
Accumulated depreciation	(4,027)	(2,746)
Property and equipment, net	$3,793	$2,217

We recognized depreciation expense associated with our property and equipment each period as follows:

	Year ended December 31,
(in thousands)	2025	2024
Tangible asset depreciation	$1,045	$889
Capitalized software depreciation	236	247
Total depreciation expense	$1,281	$1,136

Note 10. Goodwill

Activity in our goodwill balance, arising largely from our acquisition in 2022 of HX Tracker, a China-based supplier of tracker systems, was as follows:

	Year ended December 31,
(in thousands)	2025	2024
Balance at beginning of period	$7,139	$7,353
Translation	305	(214)
Balance at end of period	$7,444	$7,139

Note 11. Equity method investment

On February 9, 2023, we entered into an LLC Agreement to acquire a 45% interest in Alpha Steel that we accounted for under the equity method of accounting as we were not the primary beneficiary in the operations of this entity as a result of our variable interest. The Selling Members held the remaining 55% interest in Alpha Steel.

Largely as a result of certain provisions in the OBBB, and as disclosed in Note 3, "Acquisition and disposition" above, on November 12, 2025, we purchased 100% of the Membership Interests of Alpha Steel.

In connection with the initial creation of Alpha Steel, we had also entered into an equipment supply agreement with Alpha Steel (as amended, the "Supply Agreement"), effective through June 30, 2027, the terms of which applied to our equipment purchase orders with Alpha Steel.

For the period January 1, 2025 through November 12, 2025 we recognized our share of Alpha Steel's net operating profit of $1.6 million in "Income (loss) from unconsolidated subsidiary" in our Consolidated Statements of Comprehensive Loss. Our share of Alpha Steel's net operating losses for the year ended December 31, 2024 was $1.1 million.

At December 31, 2024, we were contingently liable for issued but unsatisfied purchase orders of Alpha Steel totaling approximately $0.2 million.

Note 12. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	December 31, 2025	December 31, 2024
Accrued cost of revenue	$16,156	$13,033
Related party accrued cost of revenue	—	1,718
Accrued compensation	2,699	3,687
Accrued interest	399	—
Other accrued expenses	4,516	1,696
Total accrued expenses	$23,770	$20,134

Warranty reserves	$10,357	$9,482
Current portion of operating lease liability	404	755
Non-federal tax obligations	(36)	76
Total other current liabilities	$10,725	$10,313

Information about our related party accrued cost of revenue at December 31, 2024, may be found below in Note 19, "Related party transactions".

Other accrued expenses primarily include amounts due for (i) legal and other costs associated with outstanding legal matters and (ii) other professional services.

Activity by period in the Company's warranty accruals was as follows:

	Year ended December 31,
(in thousands)	2025	2024
Balance at beginning of period	$11,904	$11,002
Warranties issued and remediation added during the period	3,140	7,204
Settlements made during the period	(2,367)	(3,384)
Changes in liability for pre-existing warranties	(764)	(2,918)
Balance at end of period	$11,913	$11,904

	As of
	December 31, 2025	December 31, 2024
Warranty accruals are reported in:
Other current liabilities	$10,357	$9,482
Other non-current liabilities	1,556	2,422
Balance at end of period	$11,913	$11,904

Note 13. Income taxes

The components of our loss before income taxes were as follows:

	Year ended December 31,
(in thousands)	2025	2024
United States loss	$(78,927)	$(47,125)
Foreign loss	(125)	(1,251)
Total loss before income taxes	$(79,052)	$(48,376)

The provision for income taxes and the reasons for the differences between provision for income taxes using the U.S. federal income tax rate were as follows:

	Year ended December 31,
(in thousands)	2025	2024
Current -
Federal	$—	$—
State	—	—
Foreign	304	355
	304	355
Deferred -
Federal	—	—
State	—	—
Foreign	221	(125)
	221	(125)
Provision for income taxes	$525	$230

Federal income tax benefit at statutory rate	$(16,601)	$(10,159)
State taxes, net of federal	(1,808)	(1,778)
Research and experimentation tax credit	—	(116)
Change in valuation allowance	10,058	10,724
Stock compensation	473	1,480
IRA Credit - Section 6418 Deduction	(2,172)	—
Deferred tax true ups	912	493
Change in state tax rate	664	(1,508)
Change in fair value of warrant liability	8,544	908
Permanent differences and other	455	186
Provision for income taxes	$525	$230

The components of deferred tax assets and liabilities were as follows:

(in thousands)	December 31, 2025	December 31, 2024
Deferred tax assets:
Fixed assets and intangibles	$145	$115
Leases	131	268
Accrued expenses	4,369	4,629
Net operating loss carryforward	83,670	74,596
Stock options	1,772	2,132
R&D credit carryforward	1,886	2,119
Other	4,837	3,257
Subtotal	96,810	87,116
Less: valuation allowance	(96,640)	(86,582)
Total deferred tax assets	170	534

Deferred tax liabilities:
Leases	(130)	(261)
Prepaid expenses	(40)	(52)
Total deferred tax liabilities	(170)	(313)
Net deferred tax assets	$—	$221

The net change in the total valuation allowance for the year ended December 31, 2025, was an increase of $10.1 million recorded through continuing operations. The net change in the total valuation allowance for the year ended December 31, 2024, was an increase of $10.7 million recorded through continuing operations. In assessing the realizability of deferred tax assets, we considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We considered the scheduled reversal of deferred tax liabilities, carryback potential, projected future taxable income and tax planning strategies in making this assessment. After consideration of these factors and based upon the level of historical taxable losses, we believe it is more likely than not that the Company will not realize the benefits of these deductible differences at December 31, 2025.

We have federal net operating loss carryforwards of approximately $358.2 million at December 31, 2025. These loss carryforwards have an indefinite carryforward period. We also have state net operating loss carryforwards of approximately $156.3 million which begin to expire in 2034.

We have federal general business credit carryforwards of approximately $2.4 million at December 31, 2025, which begin to expire in 2038.

The Internal Revenue Code of 1986, as amended, imposes restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses may be limited as prescribed under Internal Revenue Code Section 382 (“IRC Section 382”). Events which may cause limitations in the amount of the net operating losses that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Utilization of the federal and state net operating losses may be subject to substantial annual limitation due to the ownership change limitations provided by the IRC Section 382 and similar state provisions. An ownership change, as defined under Section 382, occurred on December 31, 2021; however, as of the balance sheet date, all the pre-change net operating losses would not be limited by Section 382 due to the cumulative limit.

We are subject to U.S. federal income tax, as well as income tax in multiple state and foreign jurisdictions. The tax returns for years 2018 and beyond remain open for examination. As of December 31, 2025, we are not currently under audit by any taxing authority.

We account for uncertainty in taxes in accordance with authoritative guidance. Changes in our accruals for unrecognized tax benefits were as follows:

	Year ended December 31,
(in thousands)	2025	2024
Balance at beginning of period	$1,039	$1,039
Increase for tax positions related to the current period	—	—
Increase for tax provisions related to prior periods	—	—
Decrease for tax positions related to prior periods	—	—
Balance at end of period	$1,039	$1,039

The unrecognized tax benefits would not impact the effective tax rate if recognized due to the valuation allowance. We do not anticipate a significant increase or decrease over the next twelve months in the unrecognized tax benefits reported above. As of December 31, 2025, and 2024, we have not accrued any interest or penalties related to unrecognized tax benefits.

Note 14. Debt

(in thousands)	December 31, 2025	December 31, 2024
Acquisition notes	$2,681	$—
Principal amount of term loans	55,171	15,146
Less: discount and deferred loan costs	(35,250)	(5,680)
Total debt, net	22,602	9,466
Less: short-term debt	(12,681)	—
Long-term debt, net	$9,921	$9,466

Acquisition notes

As described further in Note 3, "Acquisition and disposition" above, as consideration for the transactions under the Membership Interest Purchase Agreement, we agreed to pay Post Closing Payments totaling approximately $2.7 million to the Selling Members of Alpha Steel in varying installments within five business days following each of January 1, 2026, April 1, 2026 and July 1, 2026. These payments are secured by Acquisition Notes bearing interest on any unpaid balance at a rate of 3.64% per annum, maturing no later than five business days after July 1, 2026. The short-term Acquisition Notes, as reflected above, have been discounted using a market-participant discount rate resulting in an effective interest rate of approximately 12% until maturity.

Credit agreement and warrant issuance

On the Credit Agreement Closing Date, we entered into the Original Credit Agreement with the Lenders, and Acquiom Agency Services LLC, as administrative agent for the Lenders. On November 11, 2025, we entered into the First Amendment to Credit Agreement to amend certain of the financial covenants applicable to us and in connection with our agreement to acquire 100% of the membership interests of Alpha Steel.

On March 23, 2026, we entered into the Second Amendment pursuant to which: (i) the Lenders provided a waiver relating to our breach of the purchase order covenant for the fiscal quarter ended December 31, 2025; (ii) the Lenders agreed that a purchase order covenant will not apply to us until the fiscal quarter ending March 31, 2027; and (iii) we and the Lenders agreed to further amend the financial covenants under the Credit Agreement. Additionally, pursuant to the Second Amendment, we agreed to repay a portion of the principal amount of the loans outstanding under the Credit Agreement as follows: (x) on the date of the Second Amendment, we repaid $2.5 million of principal and; (y) we are required to repay an additional $2.5 million of principal on May 22, 2026; and (z) $5.0 million of principal on September 30, 2026.

The Credit Agreement provides for a senior secured term facility of up to $75 million, consisting of (i) Initial Term Loans and First Delayed Draw Term Loans (both as defined in the Credit Agreement) that were funded during 2025 in an aggregate principal amount of $37.5 million, and (ii) up to $37.5 million principal amount of Second Delayed Draw Term Loans (as defined in the Credit Agreement) that may be requested by the Company and approved by the Lenders in their sole discretion (collectively, with the Initial Term Loans and the First Delayed Draw Term Loans, the "Term Loans"). The Term Loans currently outstanding mature on July 2, 2029.

The funding of the First Delayed Draw Term Loans occurred following the approval by the Company's stockholders on September 4, 2025, in accordance with Nasdaq Listing Rule 5635(d), of the issuance of an aggregate 6,836,237 shares of our common stock issuable upon exercise of certain warrants (the "New Warrants") granted to the Lenders on the Credit Agreement Closing Date, in excess of certain caps that were applicable to the exercise of New Warrants in the absence of such Company stockholder approval. The New Warrants are (i) exercisable at any time through July 2, 2035, at an exercise price of $0.01 per share, (ii) accounted for as a long-term liability, based on terms that could require cash settlement upon the occurrence of a contingent change in control event, and (iii) were valued at approximately $32.1 million in aggregate on the grant date.

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

The Company is utilizing the proceeds from the Credit Agreement for balance sheet support, growth acceleration and general corporate purposes.

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

In addition to the required prepayments of the ECF Repayment Amounts summarized above, the Credit Agreement also provides for the mandatory prepayment of the indebtedness and other obligations outstanding under the Credit Agreement and other applicable loan documents upon the occurrence of certain events (including in connection with a change in control of the Company) and upon acceleration following an Event of Default (an "Exit Fee Event"). If an Exit Fee Event occurs, the Company shall pay an exit fee (the "Exit Fee") equal to (x) the aggregate amount of all Term Loans extended by the Lenders under the Credit Agreement, multiplied by (y) the Exit Fee

Percentage, minus (z) the amount of interest paid in cash by the Company prior to the Exit Fee Event, where the "Exit Fee Percentage" equals 25% in connection with a change of control transaction, or otherwise equals 50%

The Credit Agreement includes customary repayment and prepayment terms, affirmative and negative covenants and representations and warranties, including restrictions on payment of dividends and other covenants.

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

Financial covenants

As amended by the Second Amendment, the Credit Agreement includes the following covenants.

•
Unrestricted Cash Amount. The Company is required to have unrestricted cash balances as of the last day of the fiscal quarter ending June 30, 2026 equal to the greater of (i) $15.0 million and (ii) $20.0 million minus the total ECR Repayment Amounts paid by the Company pursuant to the Credit Agreement on or prior to June 30, 2026. The Company currently anticipates that this covenant will require the Company to have at least $15.0 million in unrestricted cash as of June 30, 2026. The Company is further required to have unrestricted cash balances as of the last day of the fiscal quarter ending September 30, 2026 and each fiscal quarter thereafter equal to the greater of (i) $10.0 million and (ii) $20.0 million minus the total ECF Repayment Amounts actually paid by the Company to the Lenders pursuant to the Credit Agreement prior to such date. The Company currently anticipates that this financial covenant will require the Company to have at least $10.0 million of unrestricted cash as of September 30, 2026 and each fiscal quarter thereafter.
•
Quarterly Revenue. The Company is required to have consolidated quarterly revenue of at least: (i) $25.0 million for the fiscal quarter ending June 30, 2026; (ii) $50.0 million for the fiscal quarter ending September 30, 2026; and (iii) $75.0 million for the fiscal quarter ending December 31, 2026 and the last day of each fiscal quarter thereafter. This revenue covenant does not apply for the quarter ending March 31, 2026.
•
Consolidated EBITDA. For the 12-month period ending December 31, 2026, the Company’s consolidated EBITDA may not be less than $10.0 million, and for the 12-month period ending December 31, 2027 and the last day of each fiscal year thereafter, the Company’s consolidated EBITDA may not be less than $25.0 million.

Additionally, commencing with the fiscal quarter ending March 31, 2026, the Company’s direct tracker margin must exceed certain thresholds for each fiscal quarter, and the financial covenants include a requirement that the amounts due to the Company under new purchase orders must meet certain thresholds beginning with the fiscal quarter ending March 31, 2027.

At December 31, 2025, the Company was in compliance with all the financial covenants under the Credit Agreement, other than the purchase order covenant for which the Lenders provided a limited waiver pursuant to the Second Amendment.

Debt and warrant issue costs

The Company incurred approximately $1.5 million of costs associated with the issuance of the Term Loans, including lender original issue discount and third-party fees, which are being amortized as additional interest expense over the life of the debt, and approximately $0.2 million of third-party costs were incurred associated with the issuance of the Warrants, which were expensed as incurred.

Previously existing debt and warrants

On December 4, 2024, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor as the purchaser under the Purchase Agreement (the “Investor”). Pursuant to the Purchase Agreement, we sold, and the Investor purchased, $15.0 million in principal amount of senior secured promissory notes (the “Senior Notes”) and warrants exercisable for 1,750,000 shares of our common stock (the “ Original Warrants”) (the “Offering”). A member of our Board of Directors, Pablo Barahona, invested $500,000 in the Investor, which was used to finance a portion of the purchase price of the Offering.

Pursuant to the terms of the Senior Notes, we elected to increase the outstanding principal amount of the Senior Notes by an amount of interest at a rate of 13% per annum ("paid-in-kind" interest) capitalized semiannually on the final business day in June and December of each year. As a result, our outstanding principal balance of the Senior Notes was approximately $16.1 million as of July 2, 2025. The Senior Notes were initially secured by substantially all of our assets.

The Original Warrants issued in the Offering were exercised on June 30, 2025 at an exercise price of $0.10 per share, in return for the issuance of 1,750,000 shares of our common stock. We had previously determined liability classification for the Original Warrants was required based on terms that could require cash settlement upon the occurrence of a contingent change in control event. As a result, the Original Warrants were revalued to current fair value at the date of exercise with the offsetting amount reported in our Consolidated Statements of Comprehensive Loss.

Changes in the number and value of our Original and New Warrants were as follows:

	Year ended December 31,
	2025		2024
	Number of warrants	Value ($000's)	Number of warrants	Value ($000's)
Beginning balance	1,750,000	$9,520	—	$—
Issuance of Original Warrants	—	—	1,750,000	5,198
Exercise of Original Warrants	(1,750,000)	(7,752)	—	—
Issuance of New Warrants under the Credit Agreement	6,836,237	32,061	—	—
Change in fair value of warrant liability	N/A	40,686	N/A	4,322
Ending balance	6,836,237	$74,515	1,750,000	$9,520

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

In accordance with Accounting Standards Codification 470-50, Modifications and Extinguishment, we evaluated the present value of future estimated cash flows of the Senior Notes immediately prior to the amendments described above and the present value of future estimated cash flows under the A&R Promissory Note, inclusive of the fair value of the New Warrants issued to the Investor as described above, and determined that extinguishment accounting was required with respect to the Senior Notes. This resulted in a non-cash charge of $0.2 million for the twelve months ended December 31, 2025, reflected as a "Loss on extinguishment of debt" in the accompanying Condensed Consolidated Statements of Comprehensive Loss due to the required write off of the remaining unamortized debt discount and debt issue costs of the Senior Notes in connection with the amendments described above and the estimated fair value of the A&R Promissory Note of approximately $4.4 million that was determined primarily using Level 2 inputs associated with the fair value of other third party debt issued contemporaneously with the amendment of this debt, as well as market spreads between secured and subordinated debt.

Interest

Total interest expense recognized during the years ended December 31, 2025 and 2024, was $8.2 million and $0.7 million, respectively. The effective interest rate for our long-term debt, including amortization of the discount and deferred loan costs, is approximately 29%.

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

United States Customs and Border Protection assessment

In March of 2023, United States Customs and Border Protection ("CBP") issued notices of tariff assessment that indicated an action taken at the Import Specialist (i.e., the port) level with respect to merchandise imported from Thailand under entry number 004-1058562-5 (the “625 Assessment”) and entry number 004-1063793-9 (the “Original 939 Assessment”, and collectively with the 625 Assessment, the “Original CBP Assessments”). The Original CBP Assessments related to certain torque beams that are used in our Voyager+ product that were imported in 2022. In the Original CBP Assessments, CBP asserted that Section 301 China tariffs, Section 232 steel and aluminum tariffs, and antidumping and countervailing duties applied to the merchandise. Based on correspondence received to date from CBP, including a recent partial acceptance by CBP of our protest on the 625 Assessment as described below, and our calculations based on applicable duty and tariff rates, the 625 Assessment is currently estimated at approximately $0.07 million. In September of 2023, CBP informed us that the amount owed under the Original 939 Assessment was being revised downward to approximately $2.01 million (the "Revised 939 Assessment", and together with the 625 Assessment, the "Revised CBP Assessments"). In particular, CBP accepted our position that the Section 301 tariffs of 25% or 7.5% of the value of the merchandise, depending on tariff classification, as well as the antidumping and countervailing duties, previously assessed under the Original 939 Assessment are not applicable as they are only applicable to articles that are products of China and that, in this case, the finished goods are products of Thailand.

CBP has legally finalized both Revised CBP Assessments. We filed a formal protest for the 625 Assessment in September of 2023 and for the Revised 939 Assessment in March of 2024. On February 11, 2026, CBP partially approved our protest of the 625 Assessment, which reduced our estimated exposure down to $0.07 million. We were notified on March 18, 2026, that CBP had denied our protest of the Revised 939 Assessment. Based on the denial by CBP, we accrued approximately $2.7 million, inclusive of interest, in our consolidated financial results for the year ended December 31, 2025 and expect to pay that amount to CBP, as required. We are currently evaluating our options to challenge this decision by CBP in the U.S. Court of International Trade (the "Court") as to the merits of the disputed tariff classifications. However, because matters of this nature are subject to inherent uncertainties, and unfavorable rulings or developments, including future assessments of additional duties or tariffs owed in respect of other shipments or other materials beyond what is presently included in the Revised CBP Assessments, there can be no certainty that the Company might ultimately prevail in the Court and we could also be subject to future assessments of additional duties or tariffs owed in respect of other shipments or other materials beyond what is presently included in the Revised CBP Assessments, or incur charges that are not currently recorded as liabilities which could have a material adverse effect on our consolidated results of operations, financial position, or liquidity

Customer litigation

On June 11, 2025, FTC Solar, Inc. filed a lawsuit against BayWa r.e. Power Solutions, Inc. ("BayWa") in the United States District Court for the Western District of Texas (Civil Action No. 25-cv-00905-DAE). The complaint alleges breach of contract arising from BayWa’s purported cancellation of a large equipment supply agreement and purchase order for custom solar tracking systems intended for a Texas-based solar energy project. The parties engaged in a formal dispute resolution process, including pre-suit mediation without success. On August 25, 2025, BayWa filed an answer to FTC's complaint and asserted certain counterclaims against FTC. On September 15, 2025, FTC filed a response to BayWa's counterclaims. The parties are now engaged in discovery. While FTC believes it has meritorious claims and intends to vigorously pursue recovery, the outcome of litigation is inherently uncertain, and it is unclear at this time whether FTC or BayWa will recover the amounts sought in their respective claims or whether the outcome would materially affect FTC's financial condition or results of operations.

Note 16. Stockholders' equity

Preferred stock

Our certificate of incorporation, as amended on April 28, 2021, June 8, 2021, and November 29, 2024 (the "Certificate of Incorporation"), authorizes the Company to issue up to 10 million shares of preferred stock with a par value of $0.0001 with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025, there were no shares of preferred stock issued or outstanding.

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

Treasury stock

On July 21, 2020, the Company’s board of directors approved the acquisition of 989,667 shares (on a post-split basis) of common stock for an aggregate price of $0 from founders of the Company. The acquisition of these shares was recorded as treasury stock on the Company’s Consolidated Balance Sheet, and the shares were added to the overall pool of stock available to be utilized for future option/stock award issuances to other employees of the organization.

On January 8, 2021, the Company’s board of directors approved the acquisition of 14,844 shares (on a post-split basis) of common stock for an aggregate price of $0 from founders of the Company. The acquisition of these shares was recorded as treasury stock on the Company’s Consolidated Balance Sheet, and the shares were added to the overall pool of stock available to be utilized for future option/stock award issuances to other employees of the organization.

On April 5, 2021, the Company’s board of directors approved the acquisition of 71,746 shares (on a post-split basis) of common stock for an aggregate price of $0 from founders of the Company. The acquisition of these shares was recorded as treasury stock on the Company’s Consolidated Balance Sheet, and the shares were added to the overall pool of stock available to be utilized for future option/stock award issuances to other employees of the organization.

Reverse stock split

On November 29, 2024, we effected a 1-for-10 reverse stock split of our outstanding common stock (the "Reverse Stock Split"). The Reverse Stock Split did not impact the par value of our common stock or the authorized number of shares of our common stock. We have reflected the retroactive comparative impact of the Reverse Stock Split on (i) the activity in the number of common and treasury shares prior to the Reverse Stock Split in our Consolidated Statements of Changes in Stockholders' Equity (Deficit), and (ii) the full year 2024 net loss per share based on the weighted average number of shares outstanding prior to the Reverse Stock Split in our Consolidated Statements of Comprehensive Loss.

Note 17. ATM program

On May 16, 2025, we filed an amendment to replace an existing Form S-3 shelf registration statement relating to (a) the issuance and sale from time to time in one or more transactions, of up to $65 million in aggregate of our common stock, preferred stock, debt securities and warrants and (b) an at the market offering prospectus covering the offering, issuance and sale of up to a maximum aggregate offering price of approximately $13.75 million of our common stock that may be sold under the applicable Sale Agreement described below in at the market offerings.

On May 1, 2025, we entered into the Sale Agreement with H.C. Wainwright & Co. LLC relating to the sale from time to time of shares of our common stock in accordance with the terms of the Sale Agreement having an aggregate offering price that does not exceed the number or dollar amount of shares of common stock that we may register from time to time for the ATM program, or approximately $13.75 million.

Sales of newly issued shares of our common stock under the ATM program were as follows:

	Year ended December 31, 2025
	Number of shares	Value ($000's)
Sales of newly issued shares of common stock	452,838	$4,710
Less: fees incurred	—	(122)
Net proceeds received	452,838	$4,588

We utilize the net proceeds from offerings under the ATM program for general corporate purposes, including working capital and operating expenses. We may also use a portion of such proceeds to acquire or invest in businesses, products, services or technologies. There can be no assurance regarding the price at which we will be able to sell such shares in the future, whether under the ATM program or other securities offerings, and any sales of our common stock under the ATM program or other securities offerings may be at prices that result in additional dilution to our existing stockholders.

At December 31, 2025, approximately $9.0 million remained available for sale under the existing Sale Agreement and prospectus for the ATM program.

Note 18. Stock compensation and other employee benefit plans

Stock compensation plans

2017 Plan

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

On July 1, 2022, we filed a registration statement on Form S-8 to register 500,000 (on a post-split basis) shares of common stock for issuance upon the settlement of RSUs and the exercise of stock options previously granted under the 2017 Plan that remain outstanding. Since April 27, 2021, no new awards have been or will be granted under the 2017 Plan.

2021 Plan

Our 2021 Stock Incentive Plan (the "2021 Plan"), which was adopted by our Board of Directors and approved by our stockholders on April 16, 2021, and became effective on April 27, 2021, provides for the grant of awards similar to the 2017 Plan, as well as stock bonuses and cash awards. The number of shares initially reserved for issuance under the 2021 Plan was 1,264,524 (on a post-split basis), which automatically increases on January 1 of each calendar year prior to the tenth anniversary of the Plan's effective date in an amount equal to the lesser of (i) 4% of the total number of shares of common stock outstanding on the day prior (December 31st), and (ii) a number of shares of common stock determined by the compensation committee of the Company's board of directors.

In addition, on September 19, 2025, we filed a registration statement on Form S-8 to register an additional 2,000,000 shares of our common stock issuable under the 2021 Plan. The additional shares were approved during a Special Meeting of Stockholders held on September 4, 2025.

Through December 31, 2025, an additional 1,806,544 shares (on a post-split basis) became available for issuance pursuant to the automatic increase provisions of the 2021 Plan and the additional shares approved by stockholders, as described above, resulting in a total number of shares authorized for issuance under the 2021 Plan of 5,071,068 (on a post-split basis).

Employment Inducement Awards

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

2021 ESPP Plan

Concurrent with the adoption of the 2021 Plan, we also adopted the 2021 Employee Stock Purchase Plan (the "2021 ESPP Plan") in order to provide employees of the Company and its designated subsidiaries with an opportunity to purchase the Company's common stock through accumulated payroll deductions at 85% of the stock's fair market value. As of December 31, 2025, this plan has not yet been implemented internally within the Company, and no purchases of common stock have been made pursuant to the 2021 ESPP Plan.

Information on outstanding awards

Stock options generally vest between two and four years from the date of grant, and, for those remaining outstanding as of December 31, 2025, have only service-based vesting conditions.

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

Generally, new shares of authorized common stock are issued to satisfy vesting or exercise of outstanding awards under both the 2017 and 2021 Stock Incentive Plans, although treasury shares are also available for issuance at our discretion.

Stock compensation expense for each period was as follows:

	Year ended December 31,
(in thousands)	2025	2024
Cost of revenue	$1,289	$902
Research and development	316	344
Selling and marketing	165	345
General and administrative	3,190	3,821
Total stock compensation expense	$4,960	$5,412

Information relating to our outstanding option awards was as follows:

Options	Shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Intrinsic value (in thousands)
Outstanding as of December 31, 2024	219,653	$19.73
Granted	—	—
Exercised	(9,500)	$1.55
Forfeited	—	—
Expired	(8,248)	$2.72
Outstanding as of December 31, 2025	201,905	$21.28	5.54	$676

Vested at December 31, 2025 or expected to vest in the future	201,905	$21.28	5.54	$676
Exercisable at December 31, 2025	201,905	$21.28	5.54	$676
Unvested and expected to vest in the future	—	$—	—	$—

At December 31, 2025:
Stock-based compensation cost not yet recognized (in thousands)				$—
Weighted-average remaining expense recognition period (in years)				—

Assumptions used to value option awards were as follows:

	Year ended December 31,
	2025	2024
Black-Scholes-Merton pricing formula weighted-average assumptions:
Expected life (in years)	N/A	1.00
Risk-free interest rate	N/A	4.94%
Volatility	N/A	97.51%
Dividend yield	N/A	0.00%

Valuations:
Grant-date fair value per option	$—	$1.90
Intrinsic value of options exercised (in thousands)	$56	$39
Average intrinsic value per share of options exercised	$5.84	$3.10

Information relating to our outstanding restricted stock unit awards was as follows:

	Shares	Weighted-average grant date fair value
Restricted stock units:
Nonvested as of December 31, 2024	1,566,440	$5.97
Granted	2,753,785	$6.74
Vested	(308,549)	$12.44
Forfeited	(287,710)	$8.11
Nonvested as of December 31, 2025	3,723,966	$5.84

Restricted stock unit vesting conditions:
Service-based vesting	1,207,118	$5.32
Performance conditions and service-based vesting	93,700	$5.23
Market conditions and service-based vesting	2,423,148	$6.13
Nonvested as of December 31, 2025	3,723,966	$5.84

At December 31, 2025:
Stock-based compensation cost not yet recognized (in thousands)		$18,489
Weighted-average remaining expense recognition period (in years)		1.42

The weighted average grant date fair value of RSUs granted during the year ended December 31, 2024 was $2.62 per RSU (on a post-split basis). The total fair value of RSUs vested was approximately $3.8 million and $8.8 million during the years ended December 31, 2025 and 2024, respectively.

Other employee benefit plans

We sponsor a 401(k) savings plan for our U.S. employees, whereby the employees can elect to make pre- or post-tax contributions, subject to certain limitations. We make matching contributions equal to 100% of the first 3% and 50% of the next 2% of an employee's contribution. Employee and company contributions are both immediately vested. Company matching contributions were approximately $0.4 million and $0.5 million for the years ending December 31, 2025 and 2024, respectively.

Employees are also eligible to participate in various employee welfare benefit plans, including medical, dental, vision, prescription and life insurance, in which the Company pays a portion of the cost. All such plans are unfunded.

Note 19. Related party transactions

Alpha Steel

As described further in Note 11, "Equity method investment" above, we acquired 100% of the Membership Interests in Alpha Steel, effective November 12, 2025, and now consolidate the operations of Alpha Steel in our consolidated financial statements as of December 31, 2025 and for the period from November 13, 2025 to December 31, 2025. Prior to that, we accounted for our 45% interest in Alpha Steel under the equity method of accounting, during which time Alpha Steel was considered a related party.

We had $3.1 million of related party receivables from Alpha Steel at December 31, 2024 for future material cost discounts contractually owed to us in connection with the expected receipt of manufacturing cost reductions due to incentives available to Alpha Steel under the IRA as costs are incurred by Alpha Steel to purchase raw materials and manufacture torque tubes and other products that will be used to fulfill purchase orders we issue to Alpha Steel.

At December 31, 2024, we also had related party liabilities to Alpha Steel totaling $1.7 million for the accrued cost of revenue recognized on certain of our customer projects associated with the cost of products that were being manufactured for us by Alpha Steel. Amounts included in our accounts payable balance at December 31, 2024 relating to Alpha Steel totaled $0.5 million.

During the period January 1, 2025 to November 12, 2025, we received invoices from Alpha Steel for purchases totaling $16.1 million and made total deposits of $0.3 million to Alpha Steel. For the year ended December 31, 2024, we received invoices from Alpha Steel for purchases totaling $7.5 million and made total deposits of $2.8 million to

Alpha Steel, of which $2.0 million remained in our balance of related party vendor deposits at December 31, 2024, as shown in Note 7 "Prepaid and other current assets" above.

Other

As described in Note 14, "Debt", above, a member of our Board of Directors, Pablo Barahona, invested $500,000 in the entity that purchased $15.0 million of initial principal amount of our Senior Notes in December 2024. As a result of the exercise during 2025 of the Original Warrants issued in connection with the offering of Senior Notes, Mr. Barahona became the beneficial owner of 58,333 shares of our common stock issued in settlement of the warrant exercise.

Note 20. Net loss per share

	Year ended December 31,
	2025	2024
Net loss (in thousands)	$(79,577)	$(48,606)
Weighted average shares outstanding for calculating basic and diluted loss per share	14,012,298	12,675,923

Diluted and diluted loss per share	$(5.68)	$(3.83)

For purposes of computing diluted loss per share, weighted average common shares outstanding do not include potentially dilutive securities, including warrants, which are anti-dilutive, as shown below.

	For the year ended December 31,
	2025	2024
Anti-dilutive securities excluded from calculating dilutive loss per share:
Shares of common stock issuable under stock option plans outstanding	201,905	219,653
Shares of common stock issuable upon vesting of RSUs	3,723,966	1,566,440
Shares of common stock issuable upon exercise of outstanding warrants	6,836,237	1,750,000
Potential common shares excluded from diluted net loss per share calculation	10,762,108	3,536,093

Holders of the Warrants are not entitled to vote or receive dividends or be deemed to have the rights of a stockholder of the Company. Accordingly, the losses of the Company reflected above are attributed entirely to common stockholders.

Note 21. Fair value measurements

Certain of our cash equivalents include deposits in money market funds that invest primarily in short-term securities issued or guaranteed by the U.S. government or its agencies or instrumentalities and contain no restrictions on immediate redemption. The carrying value for money market fund deposits approximates fair value based on quoted prices in active markets for units held (Level 1 classification), and totaled $0.5 million at December 31, 2025 and $0.5 million at December 31, 2024.

At December 31, 2025 and 2024, we estimated the fair value of our outstanding warrants to be approximately $74.5 million and $9.5 million, respectively, utilizing a Black-Scholes model (Level 2 measurement). The estimated fair value of our warrants is primarily impacted by the closing price of our common stock on Nasdaq at each period end. Other assumptions used, as shown below, have a significantly lesser impact on the fair value of our warrants.

	December 31, 2025	December 31, 2024
Closing stock price on Nasdaq	$10.91	$5.51
Expected term in years	3.5	4.9
Historical volatility of our common stock	118.1%	108.6%
Risk free interest rate	3.6%	4.4%
Dividend yield	0.0%	0.0%

We estimate the carrying value of our Acquisition Notes, as shown in our Consolidated Balance Sheet, approximates fair value at December 31, 2025 due to their recent issuance and short-term nature.

We estimate the fair value of our Term Loans, based primarily on Level 2 inputs involving credit spreads on similar debt and other market participant factors involving observed secured and unsecured recovery rates, to be approximately $16.5 million at December 31, 2025. At December 31, 2024, we estimated the fair value of our long-term debt approximated carrying value due to its then-recent issuance.

We did not hold any other financial instruments measured at fair value on a recurring basis as categorized within the fair value hierarchy at December 31, 2025 and 2024.

Note 22. Sale of investment in unconsolidated subsidiary

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

During the years ended December 31, 2025 and 2024, we received $3.2 million and $8.8 million, respectively, from final payments earned through December 31, 2024. In accordance with our accounting policy, we recognized the gain from these payments upon realization.

Note 23. Segment information and certain concentrations

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

Based on certain significant period cost information regularly provided to our CODM, following is a reconciliation including such costs to our consolidated net loss:

	Year ended December 31,
($ in thousands)	2025	2024
Revenue:
Product	$80,311	$37,520
Service	19,376	9,835
Total revenue	99,687	47,355
Cost of revenue
Product	76,400	48,185
Service	24,167	11,764
Total cost of revenue	100,567	59,949
Gross loss	(880)	(12,594)
Less: significant segment period costs:
Stock-based compensation expense	(3,671)	(4,510)
Personnel costs (excluding stock-based compensation)	(15,455)	(17,663)
Credit loss provisions	(1,352)	(2,072)
Other segment expenses(1)	(14,065)	(15,991)
Interest expense	(8,205)	(665)
Interest income	23	346
Gain from disposal of investment in unconsolidated subsidiary	3,204	8,807
Gain on sale of Atlas	140	906
Loss from change in fair value of warrant liability	(40,686)	(4,322)
Loss on extinguishment of debt	(173)	—
Bargain purchase gain	377	—
Other income, net	140	468
Income (loss) from unconsolidated subsidiary	1,551	(1,086)
Provision for income taxes	(525)	(230)
Net loss	$(79,577)	$(48,606)
Supplemental information:
Indirect personnel costs (excluding stock-based compensation) in cost of revenue	$9,877	$11,362
Total depreciation and amortization expense	$1,275	$1,671
Capital expenditures	$1,129	$1,645
Total assets at period end	$111,812	$89,928

___________

(1) -

Other segment expenses include research and development material and lab expenditures, professional services, marketing, employee travel, facility, insurance, depreciation and certain other period costs.

Geographic concentrations

Third-party revenue was recognized by our subsidiaries established in the following locations:

	Year ended December 31,
(in thousands)	2025	2024
United States	$98,238	$42,253
Australia	1,449	4,369
All other	—	733
Total third-party revenue	$99,687	$47,355

Our long-lived assets, consisting of ROU assets and property and equipment, were in the following locations:

	As of December 31,
(in thousands)	2025	2024
United States	$4,085	$3,047
Australia	5	48
India	672	261
All other	14	10
Total long-lived assets	$4,776	$3,366

Cash and cash equivalents concentration

At December 31, 2025, approximately 93% of our cash and cash equivalents were in financial institutions located in the United States. Certain of our cash equivalents include deposits in money market funds that invest primarily in short-term securities issued or guaranteed by the U.S. government or its agencies or instrumentalities and contain no restrictions on immediate redemption. These deposits totaled $0.5 million at December 31, 2025 and $0.5 million at December 31, 2024.

Customer concentration

During the year ended December 31, 2025, four customers accounted for approximately 28%, 20%, 18% and 12%, respectively, of total revenue. During the year ended December 31, 2024, four customers accounted for approximately 39%, 11%, 11% and 11%, respectively, of total revenue.

Note 24. Subsequent events

On March 23, 2026, we entered into the Second Amendment pursuant to which: (i) the Lenders provided a waiver relating to our breach of the purchase order covenant for the fiscal quarter ended December 31, 2025; (ii) the Lenders agreed that a purchase order covenant will not apply to us until the fiscal quarter ending March 31, 2027; and (iii) we and the Lenders agreed to further amend the financial covenants under the Credit Agreement. Additionally, pursuant to the Second Amendment, we agreed to repay a portion of the principal amount of the loans outstanding under the Credit Agreement as follows: (x) on the date of the Second Amendment, we repaid $2.5 million of principal and; (y) we are required to repay an additional $2.5 million of principal on May 22, 2026; and (z) $5.0 million of principal on September 30, 2026.

We were notified on March 18, 2026, that CBP had denied our protest of the Revised 939 Assessment. See further discussion in Note 15, "Commitments and contingencies" above.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

Our management, including our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. As allowed, management excluded from its assessment of disclosure controls and procedures and internal control over financial reporting the operations of Alpha Steel, which we obtained control of effective November 12, 2025. The assets of the acquired business represented less than 7% of our total assets at December 31, 2025 and their results of operations from the date of acquisition to December 31, 2025 had less than a 1% impact on our consolidated net loss for the year ended December 31, 2025. Based on our evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2025, solely because of the material weakness described below.

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

Identification of material weakness

Our process for determining revenue to be recognized over time involves multiple spreadsheets and inputs from various parties and sources. While this process is robust, it does require manual coordination and from time to time we identify isolated errors that are not material to our consolidated results. We promptly take action to correct such errors, as necessary, prior to including in our publicly reported financial results. These issues have not reflected a systemic concern with our revenue recognition methodology; rather they have arisen from a discrete fact pattern on a specific project. For example, we found that (i) certain spreadsheets had not been updated with the most current cost information available in our general ledger relating to a particular project, (ii) a specific entry was recorded to an incorrect project in one case, and (iii) intercompany margin eliminations associated with Alpha Steel were not applied timely on certain projects. These errors had no material impact on the reported financial results included in this Annual Report.

Due to the significance of our accounting for revenue, we have concluded that the control deficiencies constitute a material weakness in our controls related to the recognition of revenue. As a result, we are actively implementing enhancements to our internal accounting processes and management review controls to strengthen our ability to prevent and detect such errors on a more timely basis in the future. We are also evaluating opportunities to increase automation within the revenue process and reduce manual effort and improve overall control effectiveness.

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

Management has performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 based upon criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that our internal control over financial reporting was not effective as of December 31, 2025, solely because of the material weakness described above.

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

Changes in internal control over financial reporting

There were no changes during the quarter ended December 31, 2025 in our internal control over financial reporting, other than as a result of obtaining control over Alpha Steel, as described above, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

We have adopted an Insider Trading Policy that applies to all directors, officers and employees, a copy of which is included as Exhibit 19.1 to this Annual Report.

During the three months ended December 31, 2025, no executive officers or directors adopted, terminated or amended existing 10b5-1 Plans and no executive officers or directors adopted, terminated or amended a "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We have adopted a Code of Business Conduct and Ethics and an Insider Trading Policy applicable to all of our directors, officers and employees, copies of which are included as Exhibit 14.1 and Exhibit 19.1, respectively, to this Annual Report. In addition, both our Code of Business Conduct and Ethics and our Insider Trading Policy are available on our website at www.ftcsolar.com and paper copies may also be obtained at no cost upon request to our Chief Financial Officer at 10900 Stonelake Blvd., Suite 100, Quarry Oaks II Building, Austin, TX 78759 or by calling (512) 481-4271.

Other information required by Item 10 will be set forth under the captions "Information About FTC Solar, Inc.", "Information About Our Directors", "Board Committees", "Delinquent Section 16(a) Reports" and "Stockholder Proposals" in the 2026 Proxy Statement for the Annual Meeting of Stockholders and is incorporated herein by reference. Except as otherwise specifically incorporated by reference, our 2026 Proxy Statement is not deemed filed as part of this Annual Report.

Item 11. Executive Compensation.

Information required by Item 11 will be set forth under the captions "Information about FTC Solar, Inc. Management" and "Compensation Committee Interlocks and Insider Participation" in the 2026 Proxy Statement for the Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by Item 12 will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2026 Proxy Statement for the Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by Item 13 will be set forth under the captions "Certain Relationships and Related Person Transactions" and "Information About Our Directors" in the 2026 Proxy Statement for the Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Information required by Item 14 will be set forth under the caption "Principal Accountant Fees" in the 2026 Proxy Statement for the Annual Meeting of Stockholders and is incorporated herein by reference.

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
3.1

Amended and Restated Certificate of Incorporation of FTC Solar, Inc. (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2021 and incorporated herein by reference)

3.2

Certificate of Correction of Amended and Restated Certificate of Incorporation (filed as Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 8, 2021 and incorporated herein by reference)

3.3

Certificate of Amendment to the Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2024 and incorporated herein by reference)

3.4

Amended and Restated Bylaws of FTC Solar, Inc. (filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2021 and incorporated herein by reference)

4.1

Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities Exchange Commission on April 19, 2021 and incorporated herein by reference)

4.2

Description of Registrant’s Securities (filed as Exhibit 4.2 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2022 and incorporated herein by reference)

4.3

Amended and Restated Promissory Note dated July 2, 2025 between FTC Solar, Inc. and AV Securities, Inc. (filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7,2025 and incorporated herein by reference)

4.4

Form of Warrant to Purchase Common Stock (filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2025 and incorporated herein by reference)

4.5

Amended and Restated Warrant to Purchase Common Stock dated July 2, 2025 between FTC Solar, Inc. and AV Securities, Inc. (filed as Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2025 and incorporated herein by reference)

10.1

Credit Agreement dated July 2, 2025 by and among FTC Solar, Inc., the lenders party thereto and Acquiom Agency Services LLC, as administrative agent for the lenders+# (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2025 and incorporated herein by reference)

10.2

First Amendment to Credit Agreement, dated November 11, 2025, by and among FTC Solar, Inc. and Acquiom Agency Services LLC, as administrative agent for the lenders+# (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2025 and incorporated herein by reference)

10.3

Form of Governance Rights Side Letter (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2025 and incorporated herein by reference)

10.4

Guarantee and Collateral Agreement dated July 2, 2025 by and among FTC Solar, Inc. and Acquiom Agency Services LLC, as administrative agent for the lender (filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2025 and incorporated herein by reference)

10.5

Patent Security Agreement dated July 2, 2025 by and among FTC Solar, Inc. and Acquiom Agency Services LLC, as administrative agent for the lenders+ (filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2025 and incorporated herein by reference)

10.6

Trademark Security Agreement dated July 2, 2025 by and among FTC Solar, Inc. and Acquiom Agency Services LLC, as administrative agent for the lenders+ (filed as Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2025 and incorporated herein by reference)

10.7

Subordination Agreement dated July 2, 2025 by and among FTC Solar, Inc. and Acquiom Agency Services LLC, as administrative agent for the lenders (filed as Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2025 and incorporated herein by reference)

10.8

Amendment No. 1 to Securities Purchase Agreement and Security Release dated July 2, 2025 between FTC Solar, Inc. and AV Securities, Inc. (filed as Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2025 and incorporated herein by reference)

10.9

Form of Registration Rights Agreement among FTC Solar, Inc. and the holders party thereto (filed as Exhibit 10.8 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2025 and incorporated herein by reference)

10.10

Amended and Restated Registration Rights Agreement dated July 2, 2025 between FTC Solar, Inc. and AV Securities, Inc. (filed as Exhibit 10.9 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2025 and incorporated herein by reference)

10.11

Membership Interest Purchase Agreement, dated November 11, 2025, between FTC Solar, Inc., and the other parties thereto+ (filed as Exhibit 10.12 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2025 and incorporated herein by reference)

10.12

Registration Rights Agreement, dated April 29, 2021, by and among FTC Solar, Inc. and certain holders of its capital stock (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2021 and incorporated herein by reference)

10.13

Amendment No. 1 to Registration Rights Agreement, dated February 17, 2022, by and among FTC Solar, Inc. and certain holders of its capital stock (filed as Exhibit 10.2 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2022 and incorporated herein by reference)

Exhibit Number		Description
10.14	**

FTC Solar, Inc. 2021 Stock Incentive Plan and form of agreement (filed as Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q with the Securities and Exchange Commission on August 11, 2021 and incorporated herein by reference)

10.15	**

Amendment No. 1 to 2021 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2025 and incorporated herein by reference)

10.16	**

FTC Solar, Inc. 2021 Employee Stock Purchase Plan (filed as Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q with the Securities and Exchange Commission on August 11, 2021 and incorporated herein by reference)

10.17

Form of Indemnification Agreement (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 19, 2021 and incorporated herein by reference)

10.18	**

Employment Agreement, dated July 17, 2024, between FTC Solar, Inc. and Yann Brandt (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with Securities and Exchange Commission on July 23, 2024 and incorporated herein by reference)

10.19	**

Employment Agreement, dated April 30, 2021, between FTC Solar, Inc. and Cathy Behnen (filed as Exhibit 10.12 to the Registrant's Annual Report on Form 10-K filed March 31, 2025 and incorporated herein by reference)

10.20	**

Amendment dated August 17, 2022 to Employment Agreement between FTC Solar, Inc. and Cathy Behnen (filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K filed March 31, 2025 and incorporated herein by reference)

10.21	**

Amendment dated May 11, 2023 to Employment Agreement between FTC Solar, Inc. and Cathy Behnen (filed as Exhibit 10.14 to the Registrant's Annual Report on Form 10-K filed March 31, 2025 and incorporated herein by reference)

10.22	**

Employment Agreement by and between FTC Solar, Inc. and Sasan Aminpour (filed as Exhibit 10.14 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2024 and incorporated herein by reference)

10.23	**

Form of Restricted Stock Unit Inducement Agreement between the Registrant and Yann Brandt (filed as Exhibit 99.1 to the Registrant's Current Report on Form S-8 filed with the Securities and Exchange Commission on August 16, 2024 and incorporated herein by reference).

10.24	**

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

FTC Solar, Inc.

Date: March 23, 2026	By:	/s/ Cathy Behnen
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

Name	Title	Date

/s/ Yann Brandt	President and Chief Executive Officer, Director (Principal Executive Officer)	March 23, 2026
Yann Brandt

/s/ Cathy Behnen	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 23, 2026
Cathy Behnen

/s/ Shaker Sadasivam	Chairman of the Board	March 23, 2026
Shaker Sadasivam

/s/ Anthony Alvarez	Director	March 23, 2026
Anthony Alvarez

/s/ Pablo Barahona	Director	March 23, 2026
Pablo Barahona

/s/ Anthony Carroll	Director	March 23, 2026
Anthony Carroll

/s/ Ahmad Chatila	Director	March 23, 2026
Ahmad Chatila

/s/ Lisan Hung	Director	March 23, 2026
Lisan Hung

/s/ Darrell Jackson	Director	March 23, 2026
Darrell Jackson

/s/ David Springer	Director	March 23, 2026
David Springer

/s/ Maximillian Sultan	Director	March 23, 2026
Maximillian Sultan