Form 10-K/A
period 2025-12-31
FTC Solar, Inc.
filed 2026-04-28
CIK 1828161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on June 30, 2025 was $38,128,743.

The number of shares of registrant’s common stock outstanding as of March 20, 2026, was 15,585,198.

EXPLANATORY NOTE

FTC Solar, Inc. is filing this Amendment No. 1 on Form 10-K/A, or this Amendment No. 1, to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, or the Original 10-K, originally filed with the U.S. Securities and Exchange Commission, or SEC, on March 24, 2026, or Original Filing Date, solely for the purpose of including the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Original 10-K by reference from our definitive proxy statement so long as such proxy statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to include the Part III information in the Original Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original 10-K.

This Amendment No. 1 amends and restates in their entirety the cover page and Items 10 through 14 of the Original 10-K. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, this Amendment No. 1 also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV is amended to include the currently dated certifications of our principal executive officer and principal financial officer as exhibits.

Except as described above, no other changes have been made to the Original 10-K. The Original 10-K continues to speak as of the date of the Original 10-K, and we have not updated the disclosures contained therein to reflect any events that have occurred as of a date subsequent to the date of the Original 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-K. Defined terms used, but not defined, herein have the meanings ascribed to them in the Original 10-K.

Unless stated otherwise, references in this Amendment No. 1 to “FTC,” “the Company”, “we”, “our” and “us” are used herein to refer to FTC Solar, Inc.

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

Our amended and restated certificate of incorporation and amended and restated bylaws provide that our Board of Directors are divided into three classes, as nearly equal in number as possible, with the directors in each class serving for a three-year term, and one class being elected each year by our stockholders. Our current directors are divided among the three classes as follows:

●	the Class I directors are Pablo Barahona, Darrell Jackson and David Springer, whose terms will expire at the annual meeting of stockholders to be held in 2028;

●	the Class II directors are Shaker Sadasivam, Yann Brandt, Anthony Carroll and Maximillian Sultan, whose terms will expire at the annual meeting of stockholders to be held in 2026; and

●	the Class III directors are Tony Alvarez, Ahmad Chatila and Lisan Hung, whose terms will expire at the annual meeting of stockholders to be held in 2027.

Listed below are the current directors who are nominated to hold office until their successors are elected and qualified, and their ages as of December 31, 2025.

Name	Age	Position
Yann Brandt	43	President, Chief Executive Officer, Director
Shaker Sadasivam	66	Director(1)(2)(3)
Anthony Carroll	42	Director
Maximillian Sultan	36	Director
Antonio Alvarez	69	Director(3)
Ahmad Chatila	59	Director
Lisan Hung	57	Director(1)(2)
Pablo Barahona	64	Director(3)
Darrell Jackson	68	Director(2)(3)
David Springer	57	Director

(1)	Member of Nominating and Corporate Governance Committee, of which Ms. Hung is chair.

(2)	Member of Compensation Committee, of which Mr. Sadasivam is chair.

(3)	Member of Audit Committee, of which Mr. Alvarez is chair.

Yann Brandt was appointed as our President and Chief Executive Officer and a member of the Board of Directors, effective August 19, 2024. Mr. Brandt served as Chief Commercial Officer of FlexGen Power Systems Inc. since November 2022, and he served as Chief Financial Officer from February 2021 until November 2022. He previously served as Chief Executive Officer of QuickMount PV from June 2018 until June 2020. Prior to QuickMount PV, Mr. Brandt was with Conergy, a leading downstream solar company, where he served as President of the Americas, as well as Global Head of Marketing and Public Relations. Mr. Brandt is a current board member for the Solar Energy Industries Association. Mr. Brandt earned a Bachelor of Science degree in mechanical engineering from The Johns Hopkins University. We believe Mr. Brandt is qualified to serve on our Board of Directors due to his experience as an executive in the renewables industry and his leadership as Chief Executive Officer of FTC Solar.

Shaker Sadasivam has served as Chair of the Board of Directors since January 19, 2023 and has been a member of our Board of Directors since January 2017. Mr. Sadasivam has served as the Chief Executive Officer of Auragent Bioscience, LLC since co-founding the company in 2018. From 2014 to 2016, Mr. Sadasivam served as President and Chief Executive Officer of SunEdison Semiconductor LLC. From 2009 to 2013, Mr. Sadasivam served as Executive Vice President and President of SunEdison. Mr. Sadasivam has served on the board of directors of Coherent Corp. (formerly II-VI Incorporated) since 2016. Mr. Sadasivam also serves on the board of directors of the private companies Sfara, Inc., Dclimate Inc. and Sea Pharma, LLC. Mr. Sadasivam holds a Bachelor of Science degree and a Master of Science degree in chemical engineering from the University of Madras and Indian Institute of Technology, a Master of Business Administration degree from Washington University and a Ph.D. degree in chemical engineering from Clarkson University. We believe Mr. Sadasivam is qualified to serve on our Board of Directors due to his experience as an executive in the renewables industry and his extensive experience with FTC Solar.

Anthony Carroll was appointed as a member of the Board of Directors, effective December 15, 2025. Mr. Carroll is currently the CEO of Veev, a fully owned subsidiary of Lennar focused on efficient and sustainable homebuilding. Prior to joining Veev in early 2024, he was the President of Powin, a global leader in energy storage systems. Before joining Powin in 2022, he served as Managing Director at Siemens Gamesa Electric, leading the Power Conversion and Energy Storage business in North America. He also served in leadership roles for Schneider Electric and Power Electronics. He holds an MBA from Rey Juan Carlos University in Madrid and a Licentiate degree from the University of Valencia. We believe Mr. Carroll is qualified to serve on our Board of Directors due to his renewables industry experience and track record in building and guiding growth businesses.

Maximillian Sultan was appointed as a member of our Board of Directors, effective April 28, 2025. Mr. Sultan is currently a partner in Applied Value Group, a strategy and operations management consulting firm, having joined the firm in August 2013. He has led consulting engagements on issues including sourcing and Supply Chain, product design and innovation, and commercial excellence, and has worked with several renewable energy clients. Mr. Sultan has been a member of the Board of Directors of ES Solar, a private residential and commercial solar installer based in Utah since June 2023. He was also a Board member of Applied Value Technologies from December 2023 to December 2024 and of Division 5 LLC from November 2018 to May 2024. Mr. Sultan holds a Bachelor of Business Administration degree from the Goizueta Business School at Emory University. We believe Mr. Sultan is qualified to serve on our Board of Directors due to his experience in advising other companies on business strategy and operations management.

Tony Alvarez was appointed as a member of the Board of Directors, effective August 5, 2025, having previously been an observer to the Board since 2023. Mr. Alvarez most recently served as EVP of Memory Solutions at Infineon, where he was responsible for all aspects of the company’s memory business. Prior to that, he was CEO of Solaria, a leading residential solar company. Mr. Alvarez’s experience also includes CEO or other senior-level roles at Altierre, Aptina Imaging, Advanced Analogic Technologies, Leadis Technology, as well as 18 years at Cypress Semiconductor. He currently serves on the board of directors at SunPower and has held prior board positions with NexGen Power Systems, SunEdison Semiconductor, ChipMOS Technology, SunEdison, and Validity Sensors. He earned a B.S. and M.S. in Electrical Engineering from the Georgia Institute of Technology.

Ahmad Chatila is one of our co-founders and has served as a member of our Board of Directors since January 2017. Mr. Chatila currently serves as the Managing Partner of Fenice Investment Group, a position he has held since 2017. Mr. Chatila is the co-founder and has served on the board of directors of Dimension Renewable Energy, since 2018. Mr. Chatila was also the transformation architect at Enphase Energy Inc. from 2017 to 2020. Mr. Chatila previously served as Chief Executive Officer and a member of the board of directors of SunEdison from 2009 to 2016, which filed for bankruptcy in 2016. Prior to joining SunEdison, Mr. Chatila served as Executive Vice President of the Memory and Imaging Division of Cypress from 2005 to 2009. Mr. Chatila also serves on the board of directors of the private companies Akra Inc., Ohmium, Inc. and SunEdison Infrastructure Limited. Mr. Chatila previously served as Chair of the board of directors of TerraForm Power, Inc. and TerraForm Global Inc. Mr. Chatila holds a Bachelor of Science degree in electrical engineering from Arizona State University, a Master of Science degree in electrical engineering from Cornell University and has completed the Stanford Executive Program at Stanford University.

Lisan Hung has served as a member of our Board of Directors since April 2021. Ms. Hung previously was a member of the board of directors of Rodgers Silicon Valley Acquisition Corp. (now Enovix Corporation) from December 2020 through July 2021 where she was a member of the audit committee and compensation committee. Ms. Hung is currently the Senior Vice President, General Counsel and Corporate Secretary of Enphase Energy, Inc. From 2014 to 2019, Ms. Hung was the Vice President of Legal Affairs, General Counsel and Corporate Secretary of Crocus Technology, Inc. From 2009 to 2014, she was the Vice President of Legal Affairs, General Counsel and Corporate Secretary of Kovio, Inc. Prior to that, Ms. Hung joined Advanced Micro Devices, Inc. in 1999, where she held a number of progressive leadership roles in the legal department until her departure in 2009 when she was the Director of Law for the Technology Group. Ms. Hung began her legal career at private law firms based in Silicon Valley, California. Ms. Hung holds a J.D. from Santa Clara University School of Law and a Bachelor of Science in Political Economy of Natural Resources from the University of California at Berkeley.

Pablo Barahona was appointed as a member of our Board of Directors effective August 12 2024. Mr. Barahona served as President of Global Retail Markets West for Liberty Mutual from January 2016 through June 2024. Prior to that he served as President and CEO of Liberty Seguros Brazil from 2012 to 2014. Earlier in his career he served as President and CEO of Liberty Seguros Chile, General Manager of Asesorias e Inversiones Benjamin S.A. and CEO of Compania de Seguros PanAmerican. He served as Chairman of the Board for several Liberty Mutual subsidiaries between 2011 and 2019, including in Spain, Colombia, Ecuador, Brazil, Chile, and Portugal. Mr. Barahona earned a master’s degree in economics from Duke University and a Bachelor of Arts degree from Universidad De Chile.

Darrell Jackson was appointed as a member of our Board of Directors, effective April 28, 2025. Since March 2018, Mr. Jackson has been CEO of The Efficace Group, an executive coaching and consulting firm. Previously, Mr. Jackson was President and Chief Executive Officer of Seaway Bank and Trust Company from August 2014 to October 2015 and prior to that spent over 19 years at Northern Trust Company from January 1995 to July 2014 serving in various corporate roles including as Executive Vice President and President, Wealth Management, as well as Senior Vice President, Group Executive, Private Client Services. Mr. Jackson currently serves on the Janus Henderson Investors Mutual Fund Board of Trustees, is an independent director for Amalgamated Financial Corporation and subsidiary Amalgamated Bank of New York and is on the Board of Directors of two privately held companies, Dome Construction, Inc. and William R. Gray and Company (DBA Gray-Bowen-Scott). Mr. Jackson earned a BA in Communications from St. Xavier University (formerly St. Xavier College) and holds an Executive MBA degree from the Kellogg Graduate School of Management at Northwestern University.

David Springer is one of our co-founders and has served as a member of our Board of Directors since January 2017. Mr. Springer previously served as our Chief Executive Officer from January 2017 to May 2019 and as our Executive Vice President, Field Operations from May 2019 to April 2021. Mr. Springer is currently the Chief Operating Officer of Recurrent Energy. From 2013 to 2016, Mr. Springer was the Chief Operating Officer of Solar Materials at SunEdison. From 2011 to 2013, Mr. Springer was the Vice President of Manufacturing at MEMC Electronic Materials Inc. From 2005 to 2011, Mr. Springer held multiple leadership positions, including Vice President of Manufacturing Operations, at Freescale Semiconductor, Inc. Mr. Springer has also served as a Navy submarine officer. Mr. Springer has a Bachelor of Science degree in engineering from the United States Naval Academy.

Executive Officers

Listed below are our executive officers and their ages as of December 31, 2025.

Name	Age	Position
Yann Brandt	43	President and Chief Executive Officer, Director
Sasan Aminpour	62	Chief Operating Officer
Cathy Behnen	62	Chief Financial Officer
Patrick Cook	42	Senior Vice President, Capital Markets and Business Development

Biographical information for Mr. Brandt is included with the Director biographies above.

Sasan Aminpour was appointed Chief Operating Officer, effective March 1, 2023, with responsibility for the Company’s procurement and supply chain, project execution, field operations and engineering organizations. Mr. Aminpour served as our Senior Vice President of Operations from July 2022, when he joined the Company in connection with the acquisition of HX Tracker in which he was one of the owners, until February 2023. From 2012 to 2016, he served as Senior Vice President of Operations responsible for the global EPC (engineering, procurement, construction) function at SunEdison (formerly MEMC Electronic Materials). Earlier in his career, he served as the Senior Vice President of operations for Cypress Semiconductor and prior to that as an operations strategy consultant for McKinsey & Company (“McKinsey”). Mr. Aminpour holds a Master of Science in Computer Integrated Engineering from Middlesex University, UK and a Bachelor of Science in Industrial Engineering from Bosphorus University, Turkey.

Cathy Behnen was appointed Chief Financial Officer on February 12, 2024, having served in this role on an interim basis since November 2, 2023. Ms. Behnen has also been our Chief Accounting Officer since 2020. Prior to joining FTC Solar in 2020, her experience included more than 20 years in financial leadership roles, including serving as CFO and VP of Finance at Penn National Gaming Hollywood Casino Jamul – San Diego from 2017 to 2020, and as the Vice President of Finance and Corporate Controller of The Cosmopolitan of Las Vegas from 2015 to 2017. She also served as Head of Global Audit and Vice President of Business Operations at SunEdison from 2010 to 2015 and was a Partner at the accounting firm RubinBrown LLP. She is a Certified Public Accountant and holds a Bachelor of Science in Accounting from the University of Missouri - Columbia and an MBA from Saint Louis University. There were no arrangements or understandings between Ms. Behnen and any other persons pursuant to which she was selected as Chief Financial Officer.

Patrick M. Cook has been our Senior Vice President, Capital Markets and Business Development since May 14, 2024. From March 31, 2022 through May 14, 2024, Mr. Cook was our Chief Commercial Officer overseeing sales and sales engineering, plus all capital markets functions. Prior to that he served as our Chief Financial Officer and Treasurer from July 2019 to March 31, 2022. Immediately prior to becoming our Chief Financial Officer, Mr. Cook worked in the corporate finance division of Dot Foods. From 2011 to 2017, Mr. Cook held multiple positions at SunEdison, including Vice President of Capital Markets and Corporate Finance and Treasurer of the Solar Energy Business Division. From 2006 to 2011, Mr. Cook held multiple leadership roles within Bank of America’s Structured Finance division, including Vice President of Structured Finance. Mr. Cook holds a Bachelor of Science degree in finance and quantitative methods from Bradley University.

Director Independence

Our Board of Directors undertook a review of the independence of our directors and considered whether any director has a material relationship with us that could compromise that director’s ability to exercise independent judgment in carrying out that director’s responsibilities. Our Board of Directors has affirmatively determined that each of Tony Alvarez, Pablo Barahona, Anthony Carroll, Lisan Hung, Darrell Jackson, Shaker Sadasivam, David Springer and Maximillian Sultan is an “independent director” under the rules of Nasdaq. In making these determinations, our Board of Directors considered the current and prior relationships that each director has with our Company and all other facts and circumstances our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each director, and the transactions involving them described in the section titled “Certain Relationships and Related Person Transactions.”

Board Committees

Our Board of Directors has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The composition and responsibilities of each committee are described below. Our Board of Directors may also establish from time to time any other committees that it deems necessary or desirable. Members serve on these committees until their resignation or until otherwise determined by our Board of Directors.

Audit Committee

Our Audit Committee consists of Tony Alvarez, Pablo Barahona, Darrell Jackson and Shaker Sadasivam, with Mr. Alvarez serving as chair. Our Audit Committee is responsible for, among other things:

●	selecting and hiring our independent auditors, and approving the audit and non-audit services to be performed by our independent auditors;

●	assisting the Board of Directors in evaluating the qualifications, performance and independence of our independent auditors;

●	assisting the Board of Directors in monitoring the quality and integrity of our financial statements and our accounting and financial reporting;

●	assisting the Board of Directors in managing risks associated with AI, cybersecurity threats, providing oversight of management’s cybersecurity risk management efforts, participating in strategic decisions and providing approvals of major initiatives related to cybersecurity;

●	assisting the Board of Directors in monitoring our compliance with legal and regulatory requirements;

●	reviewing with management and our independent auditors the adequacy and effectiveness of our internal control over financial reporting processes;

●	assisting the Board of Directors in giving directions to and actively monitoring the performance of our internal audit function, which reports directly to the Audit Committee with “dotted line” reporting to management;

●	reviewing with management and our independent auditors our annual and quarterly financial statements;

●	assisting the Board of Directors in reviewing the design and operation of our management information systems, including plans for system upgrades and enhancements;

●	reviewing and overseeing all transactions between us and a related person for which review, or oversight is required by applicable law or that are required to be disclosed in our financial statements or Securities and Exchange Commission (“SEC”) filings, and developing policies and procedures for the committee’s review, approval and/or ratification of such transactions;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters; and

●	preparing the Audit Committee report included in our annual proxy statement pursuant to the rules and regulations of the SEC.

Tony Alvarez, Pablo Barahona, Darrell Jackson and Shaker Sadasivam qualify as independent directors for purposes of serving on the Audit Committee under the corporate governance standards of Nasdaq and the independence requirements of Rule 10A-3 under the Exchange Act. Each member of our Audit Committee also meets the financial literacy requirements of Nasdaq listing standards. In addition, our Board of Directors has determined that each of Mr. Barahona, Mr. Jackson and Mr. Sadasivam qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. Our Board of Directors has adopted a written charter for the Audit Committee, which is available on our corporate website at https://investor.ftcsolar.com.

Compensation Committee

Our Compensation Committee consists of Shaker Sadasivam, Lisan Hung and Darrell Jackson, with Mr. Sadasivam serving as chair. The Compensation Committee is responsible for, among other things:

●	reviewing and approving corporate goals and objectives relevant to the compensation of our Chief Executive Officer, evaluating our Chief Executive Officer’s performance in light of those goals and objectives, and, either as a committee or together with the other independent directors (as directed by the Board of Directors), determining and approving our Chief Executive Officer’s compensation level based on such evaluation;

●	reviewing and approving, or making recommendations to the Board of Directors with respect to, the compensation of our other executive officers, including annual base salary, bonus and equity-based incentives and other benefits;

●	reviewing and recommending to the Board of Directors the compensation of our directors;

●	appointing and overseeing any compensation consultants;

●	reviewing and discussing with management our “Compensation Discussion and Analysis” disclosure, if and when required to be included in our annual proxy statement by the rules and regulations of the SEC ;

●	preparing the Compensation Committee report, if and when required to be included in our annual proxy statement by the rules and regulations of the SEC; and

●	reviewing and making recommendations with respect to our equity and equity-based compensation plans.

The Compensation Committee may form subcommittees for any purpose that the Compensation Committee deems appropriate and may delegate to such subcommittees such power and authority as the Compensation Committee deems appropriate.

Our Board of Directors has determined that each of Shaker Sadasivam and Lisan Hung meet the definition of “independent director” for purposes of serving on the Compensation Committee under Nasdaq rules, including the heightened independence standards for members of a Compensation Committee, and are “non-employee directors” as defined in Rule 16b-3 of the Exchange Act. Our Board of Directors has adopted a written charter for the Compensation Committee, which is available on our corporate website at https://investor.ftcsolar.com.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Lisan Hung and Shaker Sadasivam with Ms. Hung serving as chair. The Nominating and Corporate Governance Committee is responsible for, among other things:

●	assisting our Board of Directors in identifying prospective director nominees and recommending nominees to the Board of Directors;

●	overseeing the evaluation of the Board of Directors and management, including participation of the Board members in continuing education activities;

●	reviewing developments in corporate governance practices and developing and recommending a set of corporate governance guidelines;

●	reviewing our succession planning process for the Chief Executive Officer and other members of our executive leadership team;

●	recommending members for each committee of our Board of Directors; and

●	recommending to the Board for approval any changes to our policies related to environmental, social and governance matters.

Our Nominating and Corporate Governance Committee will also consider candidates recommended by stockholders. In considering candidates submitted by stockholders, the Nominating and Corporate Governance Committee will take into consideration the needs of the Board and the qualifications of the candidate, as well as the listing standards of the Nasdaq. The Nominating and Corporate Governance Committee may establish procedures, from time to time, regarding stockholder submission of recommendations for Board candidates.

Our Board of Directors has determined that each of Lisan Hung, Darrell Jackson and Shaker Sadasivam meet the definition of “independent director” for purposes of serving on the Nominating and Corporate Governance Committee under Nasdaq rules. Our Board of Directors has adopted a written charter for the Nominating and Corporate Governance Committee, which is available on our corporate website at https://investor.ftcsolar.com.

Board Leadership Structure

Our current chair, Shaker Sadasivam, is an independent director and also serves as the lead director on the Board. Pursuant to our Corporate Governance Guidelines, when the chair of our Board of Directors is not an independent director, the independent directors on our Board will designate one of the independent directors to serve as the lead independent director. When the chair of our Board of Directors is an independent director, the duties of the lead director, which consist of coordinating the activities of the independent directors, coordinating the agenda for and presiding over sessions of the Board’s independent directors, and facilitating communications between the other members of the Board, will be part of the duties of the chair.

The Board’s Role in Risk Oversight

Our Board has and exercises ultimate oversight responsibility with respect to the management of the strategic, operational, financial and legal risks facing the Company and its operations and financial condition. The Board is involved in setting our business and financial strategies and establishing what constitutes the appropriate level of risk for us. Various committees of the Board also have responsibility for risk management.

The Board delegated to its Audit Committee the responsibility to provide oversight of the Company’s management of risks associated with AI, cybersecurity threats, its accounting functions, financial and compliance risks and internal controls. It has delegated to its Nominating and Corporate Governance Committee the responsibility to oversee the effectiveness of our governance documentation, policies and procedures and our compliance programs.

The Compensation Committee is responsible for assessing the nature and degree of risk that may be created by our compensation policies and practices to ensure the appropriateness of risk-taking and their consistency with our business strategies. To conduct the assessment, the Compensation Committee, with the assistance of Aon, its independent compensation consultant, reviews our compensation policies and practices and in particular, our incentive plans, eligible participants, performance measurements, parties responsible for certifying performance achievement, and sums that could be earned to ensure that our compensation policies and practices do not encourage or create risk-taking that could be reasonably likely to have a material adverse impact on us.

Board and Committee Meeting Attendance

All directors are expected to attend, in person or by teleconference or video conference, the Board meetings and meetings of the Board committees on which they serve. In accordance with our Corporate Governance Guidelines, each director is invited and encouraged to attend our Annual Meeting of Stockholders.

There was a total of five regularly scheduled and special meetings of the Board held during 2025. Also, during the same period, the Audit Committee held four meetings, the Compensation Committee held five meetings and the Nominating and Corporate Governance Committee held one meeting. No current director serving during 2025 attended less than 75% of the aggregate of the Board meetings and meetings of the Board committees on which he or she served during the period they were on the Board. In addition, five members of the Board of Directors were in attendance during the Company’s virtual 2025 Annual Meeting of Stockholders and seven members of the Board of Directors were in attendance during the Company’s virtual Special Meeting of Stockholders held on September 4, 2025.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee will have at any time been one of our executive officers or employees. None of our executive officers currently serves, or has served during the last completed fiscal year, as a member of the board of directors or compensation committee (or other committee performing equivalent functions) of any entity that has one or more of its executive officers serving on our Board of Directors or Compensation Committee.

Code of Business Conduct and Ethics; Insider Trading Policy

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

Item 11. Executive Compensation.

We are currently considered an “emerging growth company” within the meaning of the Exchange Act for purposes of the SEC’s executive compensation disclosure rules. Accordingly, we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year End Table, as well as limited narrative disclosures regarding executive compensation for our last completed fiscal year. Further, our reporting obligations extend only to the following “Named Executive Officers,” which are the individuals who served as principal executive officer and the next two most highly compensated executive officers at the end of the fiscal year ended December 31, 2025 (the “2025 Fiscal Year”).

Mr. Shaker Sadasivam, our Chairman of the Board, performed limited duties of the principal executive officer, from November 2, 2023 until August 19, 2024 consisting solely of signing the Company’s annual and quarterly reports. Mr. Sadasivam was not compensated for performing these services and was not appointed as an officer of the Company. All compensation reported for Mr. Sadasivam in the Summary Compensation Table below was paid with respect to his services as a director pursuant to our regular director compensation program, as described in the section entitled “Director Compensation”.

The following table summarizes the compensation awarded to, earned by or paid to our Named Executive Officers for the 2025 and 2024 Fiscal Years, as applicable. Our compensation packages for the Named Executive Officers primarily consist of base salary, annual bonus and long-term incentive awards consisting of restricted stock unit awards and, in certain cases, stock options.

Summary Compensation Table

Name and Principal Position	Year(1)	Salary $(2)	Bonus $(2)	Stock Awards $(1)	Option Awards $	Non-Equity Incentive Plan Compensation $	All Other Compensation $(3)	Total $
Shaker Sadasivam(4)
Chair, Board of Directors	2024	—	—	44,076	—	—	95,000	139,076

Yann Brandt(5)
President and Chief	2025	650,000	275,000	3,695,000	—	—	10,620	4,630,620
Executive Officer	2024	225,000	1,100,000	1,033,025	—	—	7,792	2,365,817

Sasan Aminpour(6)
Chief Operating Officer	2025	364,000	—	1,191,000	—	—	14,792	1,569,792
	2024	364,000	—	—	—	—	15,200	379,200

Cathy Behnen(7)
Chief Financial Officer	2025	390,000	—	1,396,000	—	—	10,392	1,796,392
	2024	381,250	—	141,120	—	—	10,490	532,860

Patrick Cook(8)
Senior Vice President
Capital Markets and	2025	358,943	—	1,479,000	—	—	16,161	1,854,104
Business Development	2024	358,943	—	—	—	—	66,986	425,929

(1)	Stock awards granted during 2025 and 2024 are shown in the table below.

Name	Supplemental/ initial RSU grant (#)	Grant date fair value of supplemental/ initial RSU grant ($)	RSU grant with market conditions (#)	Grant date fair value of RSU grant with market conditions ($)
2025-
Yann Brandt	125,000	415,000	400,000	3,280,000
Sasan Aminpour	50,000	166,000	125,000	1,025,000
Cathy Behnen	50,000	166,000	150,000	1,230,000
Patrick Cook	75,000	249,000	150,000	1,230,000
2024-
Shaker Sadasivam	9,045	44,076	N/A	N/A
Yann Brandt	400,000	980,800	250,000	52,225
Sasan Aminpour	—	—	—	—
Cathy Behnen	20,000	141,120	—	—
Patrick Cook	—	—	—	—

(2)	Amounts in these columns reflect cash salary and bonus earned by the Named Executive Officers with respect to the relevant fiscal year. See the section entitled “Employment Agreements with Named Executive Officers” below for additional details. Mr. Brandt and Ms. Behnen first became Named Executive Officers in 2024. Mr. Brandt’s employment with the Company began in August 2024 and Ms. Behnen was appointed Chief Financial Officer on a permanent basis, effective February 12, 2024.

(3)	Amounts in this column reflect (i) in the case of Mr. Sadasivam, $95,000 for his annual cash retainer, (ii) in the case of Mr. Brandt (a) for 2025, company-paid life insurance premiums of $120 and $10,500 in 401(k) matching contributions, and (b) for 2024, company-paid life insurance premiums of $42 and $7,750 in 401(k) matching contributions, (iii) in the case of Mr. Aminpour, (a) for 2025, company-paid life insurance premiums of $792 and $14,000 in 401(k) matching contributions, and (b) for 2024, company-paid life insurance premiums of $640 and $14,560 in 401(k) matching contributions, (iv) in the case of Ms. Behnen (a) for 2025, $792 for company-paid life insurance premiums and $9,600 in 401(k) matching contributions, and (b) for 2024, $640 for company-paid life insurance premiums and $9,850 in 401(k) matching contributions, and (v) in the case of Mr. Cook, (a) for 2025, sales commission payments of $2,558, company-paid life insurance premiums of $120 and $13,483 in 401(k) matching contributions, and (b) for 2024, sales commission payments of $53,569, company-paid life insurance premiums of $97 and $13,320 in 401(k) matching contributions.

(4)	Mr. Shaker Sadasivam, our Chairman of the Board, performed limited duties of the principal executive officer, from November 2, 2023 until August 19, 2024 consisting solely of signing the Company’s annual and quarterly reports. Mr. Sadasivam did not receive any additional compensation with respect to these services. All compensation reported for Mr. Sadasivam in the Summary Compensation Table above was paid with respect to his services as a director pursuant to our regular director compensation program, as described in the section entitled “Director Compensation” above. In total, Mr. Sadasivam in 2024 received an annual grant of restricted stock units (“RSUs”) valued at $44,076 with respect to his service as a director and a cash retainer of $95,000.

(5)	Mr. Brandt was appointed President and Chief Executive Officer, effective August 19, 2024. For 2025, Mr. Brandt’s earned salary was paid in cash, and he received $275,000 in cash associated with a portion of his remaining incremental sign-on bonus earned in 2025 based on continued service through October 1, 2025. As shown in footnote (1) above, Mr. Brandt also received (i) a supplemental grant of time-based RSUs valued at $415,000, vesting over a 4-year period from date of grant, made in May 2025, and (ii) a grant of RSUs valued at $3,280,000, made in October 2025, which can be earned based on (a) achievement of specified price levels of the Company’s common stock during a three-year period following grant, and (b) continued service for a specified period of time following achievement. For 2024, Mr. Brandt’s earned salary was paid in cash and he received in cash a portion of his upfront and incremental sign-on bonuses, as described further in the section entitled “Employment Agreements with Named Executive Officers” below. During 2024, Mr. Brandt earned an $825,000 sign-on bonus and the first installment of an incremental sign-on bonus totaling $275,000 due on October 1, 2024, per the terms of his Employment Agreement. At December 31, 2024, the Company had paid Mr. Brandt a total of $550,000 and owed Mr. Brandt the remainder of his upfront and incremental sign-on bonuses totaling $550,000, which was paid in cash to Mr. Brandt during 2025, or utilized for payments by the Company on behalf of Mr. Brandt for taxes due from vesting of certain of his RSUs in 2025. In 2024, Mr. Brandt received initial equity awards upon joining the Company consisting of time-based RSUs with a grant date fair value of $980,800 and RSUs which vest based on the occurrence of certain target price hurdles of our common stock valued at $52,225.

(6)	Mr. Aminpour was named Chief Operating Officer effective March 1, 2023. For 2025 and 2024, Mr. Aminpour’s earned salary was paid in cash. As shown in footnote (1) above, Mr. Aminpour also received (i) a supplemental grant of time-based RSUs valued at $166,000, vesting over a 4-year period from date of grant, made in May 2025, and (ii) a grant of RSUs valued at $1,025,000, made in October 2025, which can be earned based on (a) achievement of specified price levels of the Company’s common stock during a three-year period following grant, and (b) continued service for a specified period of time following achievement.

(7)	Ms. Behnen was named Chief Financial Officer on a permanent basis on February 12, 2024, after serving as Chief Financial Officer on an interim basis since November 2, 2023. For 2025 and 2024, Ms. Behnen’s earned salary was paid in cash. As shown in footnote (1) above, Ms. Behnen also received (i) a supplemental grant of time-based RSUs valued at $166,000, vesting over a 4-year period from date of grant, made in May 2025, and (ii) a grant of RSUs valued at $1,230,000, made in October 2025, which can be earned based on (a) achievement of specified price levels of the Company’s common stock during a three-year period following grant, and (b) continued service for a specified period of time following achievement. In 2024, Ms. Behnen received an initial RSU award upon being named Chief Financial Officer with a grant date fair value of $141,120.

(8)	For 2025 and 2024, Mr. Cook’s earned salary was paid in cash. As shown in footnote (1) above, Mr. Cook also received (i) a supplemental grant of time-based RSUs valued at $249,000, vesting over a 4-year period from date of grant, made in May 2025, and (ii) a grant of RSUs valued at $1,230,000, were made in October 2025, which can be earned based on (a) achievement of specified price levels of the Company’s common stock during a three-year period following grant, and (b) continued service for a specified period of time following achievement.

Employment Agreements with Named Executive Officers

Each of our Named Executive Officers (excluding Mr. Sadasivam, our non-employee Chair of the Board) was a party to an employment agreement with us either during the 2025 or 2024 Fiscal Years, or both, as described in greater detail below.

Yann Brandt Employment Agreement

On July 23, 2024, the Company announced that its Board of Directors had appointed Yann Brandt as the Company’s President, Chief Executive Officer and a member of the Board, all effective as of August 19, 2024 (the “Effective Date”).

In connection with Mr. Brandt’s appointment to the role of President and Chief Executive Officer, the Company and Mr. Brandt entered into an employment agreement dated July 17, 2024. His employment agreement provided for the following:

●	An annual base salary of $650,000 and an annual target incentive award of 100% of his base salary;

●	A sign-on cash payment of $825,000 payable following the Effective Date (the “Upfront Sign-On Bonus Payment”). As of December 31, 2025, this amount has been paid in cash to Mr. Brandt or was utilized for payment by the Company on behalf of Mr. Brandt for taxes due from vesting of certain of his RSUs in 2025. Additionally, Mr. Brandt is to receive a one-time cash payment of $275,000 on each of October 1, 2024, October 1, 2025, and October 1, 2026, so long as he is an active employee as of each such date (each, an “Incremental Sign-On Bonus Payment”). The Incremental Sign-On Bonus Payments due on October 1, 2024 and October 1, 2025 have both been paid by the Company as of December 31, 2025. The Upfront Sign-On Bonus Payment is subject to certain repayment provisions in the event that Mr. Brandt’s employment is terminated by the Company for cause (as defined in the Employment Agreement) or Mr. Brandt resigns his employment other than for good reason (as defined in the Employment Agreement) prior to the second anniversary of the Effective Date;

●	A grant of the following equity awards outside of our 2021 Stock Incentive Plan, as amended (“2021 Plan”):

o	400,000 (post-split basis) RSUs, of which 25% were vested on the grant date and the remainder in equal monthly installment over 36 months following the grant date (the “Time-Based RSUs”);

o	250,000 (post-split basis) RSUs (the “Share-Target RSUs”) that will vest over a four-year period, subject to attainment of the following common stock share value hurdles: (i) 30% of the Share Target RSUs are allocated to the achievement of a $50 (post-split basis) Price Hurdle (as defined in the Employment Agreement); (ii) 30% of the Share Target RSUs are allocated to the achievement of an $80 (post-split basis) Price Hurdle; and (iii) 40% of the Share Target RSUs are allocated to the achievement of a $100 (post-split basis) Price Hurdle. The Share Target RSUs will vest in accordance with the vesting calculation rules set forth in the Employment Agreement on the next subsequent anniversary of the grant date during the four-year performance period during which a Price Hurdle is achieved.

●	Mr. Brandt was not and will not be entitled to any other equity incentive compensation awards during 2025 and 2026, except as the Board or the Compensation Committee of the Board otherwise determine. Starting in 2027, subject to the Company’s achievement of certain common stock trading price thresholds as provided for in the Employment Agreement, Mr. Brandt will be eligible to participate in the Company’s long-term incentive compensation programs adopted by the Compensation Committee from time to time in its discretion. Mr. Brandt’s total target annual long-term incentive compensation opportunity shall be at least $3,000,000, which shall be awarded in a mix of performance stock units (60%) and RSUs (40%);

●	Mr. Brandt is eligible to participate in all benefit plans that the Company makes available to its executives generally;

●	If Mr. Brandt is terminated by the Company without cause or if he resigns for good reason, other than on or following a change in control (as defined in the Employment Agreement), Mr. Brandt will be entitled to receive the following, provided he is in compliance with applicable restrictive covenants under the Employment Agreement and he signs a release which becomes effective: (i) cash severance equal to 1.5 times his base salary; (ii) his Time-Based RSUs will vest in full; (iii) any unpaid annual cash bonus for the immediately preceding fiscal year and a pro rata annual cash bonus for the year in which the termination occurs for days worked through the termination date, based on actual Company financial performance, in each case payable at the same time as annual cash bonuses are paid to senior officers of the Company; (iv) a prorated portion of the Incremental Sign-On Bonus Payment payable following the termination date; and (v) COBRA benefits and a lump sum payment equal to the cost of COBRA benefits for Mr. Brandt, his spouse and his eligible dependents for a period of 18 months following his termination; and

●	If, on or within 12 months following a change in control, Mr. Brandt is terminated by the Company without cause or if he resigns for good reason, Mr. Brandt will be entitled to receive the following, provided he is in compliance with applicable restrictive covenants under the Employment Agreement and he signs a release which becomes effective: (i) cash severance equal to two times the sum of his base salary and target bonus; (ii) any unpaid annual cash bonus for the immediately preceding fiscal year and a pro rata annual cash bonus for the year in which the termination occurs for days worked through the termination date, based on actual Company financial performance, in each case payable at the same time as annual cash bonuses are paid to senior officers of the Company; (iii) COBRA benefits and a lump sum payment equal to the cost of COBRA benefits for Mr. Brandt, his spouse and his eligible dependents for a period of 18 months following his termination; and (iv) his stock option awards will become fully vested and exercisable, his RSUs with time-based vesting (including the Time-Based RSUs) will vest in full, and his performance stock units (including the Share Target RSUs) will become vested in the full amount associated with a given performance condition that has been satisfied upon such change in control or within the 12 months after the change in control, including the share price of the Company that is achieved in connection with the valuation determined as part of the change in control.

Sasan Aminpour Employment Agreement

Effective as of June 14, 2022, the Company entered into an employment agreement with Mr. Aminpour to be our Vice President of Global Operations. Mr. Aminpour was subsequently promoted to Chief Operating Officer, effective March 1, 2023. As of January 1, 2026, Mr. Aminpour’s current base salary is $364,000. Mr. Aminpour is also eligible to earn a target annual cash bonus opportunity equal to 60% of his base salary and to participate in the long-term incentive plan established by the Company.

Pursuant to his employment agreement, if Mr. Aminpour’s employment is terminated by the Company without Cause or by Mr. Aminpour for Good Reason (as each such term is defined in the employment agreement), subject to his execution and non-revocation of a release of claims, Mr. Aminpour will become entitled to the following severance payments and benefits: (i) cash severance equal to 1.0 times his base salary payable in 12 monthly installments; (ii) any earned but unpaid annual cash bonus for the immediately preceding fiscal year and a prorated annual cash bonus for the year of termination, based on actual performance, to be paid at the same time as annual bonuses are paid to other senior officers; and (iii) a lump sum payment equal to the cost of COBRA benefits, if elected by Mr. Aminpour, for 18 months. In the event that the qualifying termination of employment occurs on or within 12 months following a Change in Control (as defined in the employment agreement), Mr. Aminpour would also be entitled to full vesting of any unvested equity-based awards (at target level of achievement for any performance-based award) then held by him. Following a Change in Control, Mr. Aminpour would also be entitled to receive reimbursement for his legal fees and expenses to the extent incurred in disputing in good faith any issue relating to his termination of employment.

Mr. Aminpour is also subject to customary restrictive covenants pursuant to the employment agreement, including an 18-month non-competition and non-solicitation covenant.

On May 11, 2023, the Company and Mr. Aminpour entered into an amendment to Mr. Aminpour’s employment agreement that provided that Mr. Aminpour would forego his cash bonus for the first quarter of 2023 in exchange for a grant of RSUs. The number of RSUs to be granted was determined based on the cash bonus earned with respect to the first quarter of 2023 divided by the 30-day volume-weighted average stock price as of the respective grant date, which occurred in the quarter following the attainment of the bonus.

Mr. Aminpour’s decision to accept RSUs in lieu of his earned 2023 cash bonus, as described above, reflected Mr. Aminpour’s belief in the long-term prospects of the Company.

Cathy Behnen Employment Agreement

Effective as of April 30, 2021, the Company entered into an employment agreement with Ms. Behnen to be our Chief Accounting Officer. On November 3, 2023, the Board of Directors appointed Ms. Behnen as our Chief Financial Officer on an interim basis and subsequently, effective February 12, 2024, the Board of Directors made her appointment as Chief Financial Officer permanent. As of January 1, 2026, Ms. Behnen’s current base salary is $390,000. Ms. Behnen is also eligible to earn a target annual cash bonus opportunity equal to 60% of her base salary and to participate in the long-term incentive plan established by the Company.

Pursuant to her employment agreement, if Ms. Behnen’s employment is terminated by the Company without Cause or by Ms. Behnen for Good Reason (as each such term is defined in the employment agreement), subject to her execution and non-revocation of a release of claims, Ms. Behnen will become entitled to the following severance payments and benefits: (i) cash severance equal to 1.0 times her base salary payable in 12 monthly installments; (ii) any earned but unpaid annual cash bonus for the immediately preceding fiscal year and a prorated annual cash bonus for the year of termination, based on actual performance, to be paid at the same time as annual bonuses are paid to other senior officers; and (iii) a lump sum payment equal to the cost of COBRA benefits, if elected by Ms. Behnen, for 18 months. In the event that the qualifying termination of employment occurs on or within 12 months following a Change in Control (as defined in the employment agreement), Ms. Behnen would also be entitled to full vesting of any unvested equity-based awards (at target level of achievement for any performance-based award) then held by her. Following a Change in Control, Ms. Behnen would also be entitled to receive reimbursement for her legal fees and expenses to the extent incurred in disputing in good faith any issue relating to her termination of employment.

Ms. Behnen is also subject to customary restrictive covenants pursuant to the employment agreement, including an 18-month non-competition and non-solicitation covenant.

Patrick Cook Employment Agreement

Effective as of July 1, 2019, the Company entered into an employment agreement with Mr. Cook as our then Chief Financial Officer. On March 31, 2022, Mr. Cook became our Chief Commercial Officer, responsible for our sales and sales engineering, legal and capital markets functions. As of January 1, 2026, Mr. Cook’s annual base salary was $358,943. Mr. Cook is also eligible to earn a target annual cash bonus opportunity equal to 70% of his base salary and to participate in the long-term incentive plan established by the Company.

Pursuant to his employment agreement, if Mr. Cook’s employment is terminated by the Company without Cause or by Mr. Cook for Good Reason (as each such term is defined in the employment agreement), subject to his execution and non-revocation of a release of claims, Mr. Cook will become entitled to the following severance payments and benefits: (i) cash severance equal to 1.0 times his base salary payable in 12 monthly installments; (ii) any earned but unpaid annual cash bonus for the immediately preceding fiscal year and a prorated annual cash bonus for the year of termination, based on actual performance, to be paid at the same time as annual bonuses are paid to other senior officers; and (iii) a lump sum payment equal to the cost of COBRA benefits, if elected by Mr. Cook, for 18 months. In the event that the qualifying termination of employment occurs on or within 12 months following a Change in Control (as defined in the employment agreement), Mr. Cook would also be entitled to full vesting of any unvested equity-based awards (at target level of achievement for any performance-based award) then held by him. Following a Change in Control, Mr. Cook would also be entitled to receive reimbursement for his legal fees and expenses to the extent incurred in disputing in good faith any issue relating to his termination of employment.

Mr. Cook is also subject to customary restrictive covenants pursuant to the employment agreement, including an 18-month non-competition and non-solicitation covenant.

On May 11, 2023, the Company and Mr. Cook entered into an amendment to Mr. Cook’s employment agreement that provided that Mr. Cook would forego his cash bonus for the first quarter of 2023 in exchange for a grant of RSUs. The number of RSUs to be granted was determined based on the cash bonus earned with respect to the first quarter of 2023 divided by the 30-day volume-weighted average stock price as of the respective grant date, which occurred in the quarter following the attainment of the bonus.

Mr. Cook’s decision to accept RSUs in lieu of a portion of his earned 2023 cash bonus, as described above, reflected Mr. Cook’s belief in the long-term prospects of the Company.

2025 and 2024 Bonus Arrangements

Our officers, including the Named Executive Officers (other than Mr. Sadasivam, our non-employee Chair of the Board), are eligible to participate in our annual incentive plan and to earn a bonus, payable quarterly, based on our financial performance as well as individual performance during each relevant period. Depending on the level of achievement and the resulting funding of the Company-wide bonus pool, the Board of Directors determines bonus eligibility for our Chief Executive Officer, and our Chief Executive Officer determined bonus eligibility for each other Named Executive Officer. As established, each Named Executive Officer could earn a target bonus amount equal to an annual amount of: (i) 100% of base salary for Mr. Brandt, (ii) 70% for Mr. Cook, and (iii) 60% for Mr. Aminpour and Ms. Behnen, respectively.

During 2025 and 2024, the performance metrics established under our incentive plan were our “Critical Success Factors,” a set of metrics related to safety/environmental, quality, delivery, revenue, financials, people/HR, products/solutions (including R&D) and long-term value, which are approved by our Board of Directors and which we track throughout each respective year. During both the 2025 and 2024 Fiscal Years, the Board of Directors determined that the overall level of achievement of the Critical Success Factors, including taking into account overall financial results, was not sufficient in any quarter to qualify for a bonus payment to employees, apart from the upfront and incremental sign-on bonuses earned by Mr. Brandt upon joining the Company in August 2024, as specified in his Employment Agreement, and as described further in the section entitled “Employment Agreements with Named Executive Officers” above.

2025 and 2024 Equity Grants

In General

We generally grant equity-based compensation in the form of restricted stock unit awards to key employees and certain others. Such awards may include time-based or performance-based vesting conditions or may be earned based on achievement of market conditions, such as the price of our common stock. We have on certain occasions in the past, and may continue to do so in future, grant equity-based compensation in the form of stock option awards and restricted stock awards, The grant date fair value of awards made during 2025 and 2024 to the Named Executive Officers is set forth in the Summary Compensation Table above. Additional information regarding awards made to the Named Executive Officers under the Company’s equity plans and which remained outstanding as of December 31, 2025 is detailed in accordance with SEC rules in the Outstanding Equity Awards as of 2025 Fiscal Year-End table below.

In determining the timing and terms of grants of equity-based compensation, unless such awards are on a predetermined schedule, including employment dates in which new employees receive an initial equity award upon joining the Company, we take into account whether material nonpublic information exists and the timing of disclosure of such information in order to attempt to mitigate to the extent possible any effect on the value of the equity-based compensation from disclosure of such information.

Mr. Brandt

In 2025, Mr. Brandt received (i) a supplemental grant in May 2025 of RSUs valued at $415,000, with 25% vesting on the first anniversary of the grant date and the remainder vesting monthly during the four-year period following the date of grant, based on continued service, and (ii) a grant in October 2025 of RSUs valued at $3,280,000, which can be earned based on (a) achievement of specified price levels of the Company’s common stock during a three-year period following the date of grant, and (b) continued service for a specified period of time following achievement of the stock price hurdles.

In 2024, in order to induce Mr. Brandt join the Company as our President and Chief Executive Officer, we issued the Time-based RSUs with a grant date fair value of $980,800 and Share-Target RSUs with a grant date fair value of $52,225 upon the commencement of his employment on August 19, 2024, as described further in the section entitled “Employment Agreements with Named Executive Officers” above. These awards were issued outside of our 2021 Plan. A total of 25% of the Time-Based RSUs vested on the grant date and the remainder will vest in equal monthly installment over 36 months following the grant date. The Share-Target RSUs will vest in accordance with the vesting calculation rules set forth in the Employment Agreement on the next subsequent anniversary of the grant date during the four-year performance period during which a Price Hurdle is achieved.

Other Named Executive Officers

In 2025, Ms. Behnen and Messrs. Aminpour and Cook received supplemental grants in May 2025 of RSUs valued at $166,000, $166,000 and $249,000, respectively. Additionally, Ms. Behnen and Messrs. Aminpour and Cook received grants of RSUs with market conditions valued at $1,230,000, $1,025,000 and $1,230,000, respectively. The supplemental grants in May 2025 vest at a rate of 25% on the first anniversary of the grant date, with the remainder vesting monthly during the four-year period following the date of grant. The grants issued in October 2025 with market conditions can be earned based on (a) achievement of specified price levels of the Company’s common stock during a three-year period following the date of grant, and (b) continued service for a specified period of time following achievement of the stock price hurdles.

In 2024, Ms. Behnen received time-based RSUs upon her appointment as Chief Financial Officer on February 12, 2024, with a grant date fair value of $141,120. No other equity awards were issued to the other Named Executive Officers in 2024.

Mr. Aminpour was a party to a grant of performance-based RSUs in June 2022, upon joining the Company following the acquisition of HX Tracker. The grant, as amended by the Board of Directors on January 10, 2024, provided for vesting of (i) one-half of the awards (18,700 RSUs) (post-split basis) upon achievement of specified megawatt delivery targets for the Company’s one-panel in-portrait trackers sold under the Pioneer brand name for the period from June 2022 to March 2025, inclusive of a grace period (the “First Performance Period”) and (ii) one-half of the awards (18,700 RSUs) (post-split basis) upon achievement of specified megawatt delivery targets for certain of the Company’s one-panel in-portrait trackers for the period from January 2025 to March 2026, inclusive of a grace period (the “Second Performance Period”). On October 24, 2025, the Compensation Committee of the Board of Directors approved a payout of RSUs based on 35% achievement of the delivery targets for the First Performance Period, however issuance of the RSUs to Mr. Aminpour and the other employee participant in this grant has not yet occurred as of April 28, 2026. Determination of the payout for the Second Performance Period is still being finalized as of April 28, 2026 for approval by the Board of Directors.

Pension and Non-Qualified Deferred Compensation Plans; Employee Benefits

We do not maintain a pension plan or non-qualified deferred compensation plan for any of our Named Executive Officers.

Our compensation program for Named Executive Officers (excluding Mr. Sadasivam, our non-employee Chair of the Board) also features other benefits, including participation in (i) our 401(k) savings plan, which is a tax-qualified defined contribution plan under which participants can save for retirement subject to such limits as may be determined by the Internal Revenue Service in each applicable year), and (ii) life, disability and health insurance benefits, on the same general terms as other participants in these programs.

Outstanding Equity Awards as of 2025 Fiscal Year End

The following table provides information regarding unexercised or unearned stock option awards and unvested or unearned stock awards held by our Named Executive Officers as of December 31, 2025.

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)(2)	Market value of shares or units of stock that have not vested ($)(3)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)(4)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)(3)
Yann Brandt(1)	—	—	—	N/A	N/A	291,673	3,182,152	650,000	7,091,500
Sasan Aminpour	—	—	—	N/A	N/A	63,462	692,370	214,350	2,338,559
Cathy Behnen	—	—	—	N/A	N/A	64,003	698,273	190,000	2,072,900
Patrick Cook	20,375	—	—	4.75	11/4/2029	84,475	921,622	210,000	2,291,100

(1)	At December 31, 2025, the amounts disclosed as outstanding stock awards include 166,673 unvested time-based RSUs (Market value of $1,818,402) and 250,000 unearned RSUs with market conditions (Market value of $2,727,500) issued as employee inducement awards outside of our 2021 Plan. The remainder of the awards shown in the table above as outstanding were issued under our 2021 Plan.

(2)	The unvested restricted stock unit awards issued under the 2021 Plan at December 31, 2025 vest, and an equal number of shares of our common stock are deliverable to the grantee, with respect to one quarter of the award upon the first anniversary of the grant date, and with respect to 1/48 of the award each month thereafter on the monthly anniversary until the end of the four year vesting period, subject to the Named Executive Officer continuing to be employed by us through each such date. With respect to the unvested RSUs issued as employee inducement awards outside of the 2021 Plan, a total of 25% of the Time-Based RSUs vested on the grant date and the remainder are vesting in equal monthly installment over 36 months following the grant date.

(3)	Based on the closing price of $10.91 per share of our common stock as of December 31, 2025, the last trading day of the year.

(4)	RSUs with market conditions will be earned and vested in specified percentages upon the achievement of different price targets of our common stock over a period of 3- 4 years from the date of grant, as specified by the terms of the grant. RSUs with performance conditions will be earned and vested upon the achievement of specified delivery targets for our one-panel in-portrait trackers sold under the Pioneer brand name over a period extending through March 31, 2026. Issuance of the RSUs associated with the payout for the First Performance Period has not occurred as of April 28, 2026. Determination of the payout for the Second Performance Period of RSUs with performance conditions is still being finalized as of April 28, 2026 for approval by the Board of Directors.

FTC Solar, Inc. 2021 Stock Incentive Plan

The Board of Directors adopted, as of April 16, 2021, and the stockholders of the company have approved the 2021 Plan which became effective with the initial public of the Company. The purpose of the 2021 Plan is to provide additional incentives to selected officers, employees, non-employee directors, independent contractors and consultants, to strengthen their commitment, motivate them to faithfully and diligently perform their responsibilities and to attract and retain competent and dedicated persons who are essential to the success of our business and whose efforts will impact our long-term growth and profitability. The material terms of the 2021 Plan are summarized below.

Administration and Eligibility

The 2021 Plan is administered by the Compensation Committee of our Board of Directors, which complies with applicable requirements of Section 16 of the Exchange Act and other applicable legal or stock exchange listing requirements. The plan administrator may interpret the 2021 Plan and may prescribe, amend and rescind rules and make all other determinations necessary or desirable for the administration of the 2021 Plan.

The 2021 Plan permits the plan administrator to select the officers, employees, non-employee directors, independent contractors and consultants who will receive awards, to determine the terms and conditions of those awards, including but not limited to the exercise price or other purchase price of an award, the number of shares of our common stock or cash or other property subject to an award, the term of an award and the vesting schedule applicable to an award, and to amend the terms and conditions of outstanding awards.

Shares Available and Certain Limitation

The number of shares initially reserved for issuance under the 2021 Plan was 1,264,524 (on a post-split basis) (the “Initial Maximum”), which automatically increases on January 1 of each calendar year prior to the tenth anniversary of the Plan’s effective date in an amount equal to the lesser of (i) 4% of the total number of shares of common stock outstanding on the day prior (December 31st), and (ii) a number of shares of common stock determined by the Compensation Committee of the Company’s Board of Directors. Through December 31, 2025, an additional 1,806,544 shares (on a post-split basis) became available for issuance pursuant to the automatic increase provisions of the 2021 Plan. In addition, at a Special Meeting of Stockholders on September 4, 2025, an amendment was approved to our 2021 Plan to reserve an additional 2,000,000 shares of our common stock for issuance under the 2021 Plan. This, when combined with the shares added through the automatic increase provisions, resulted in a total number of shares authorized for issuance under the 2021 Plan of 5,071,068 (on a post-split basis). A subsequent increase to the Initial Maximum effective January 1, 2026, if any, has not yet been approved by the Board of Directors as of April 28, 2026. The number of shares of our common stock that may be granted for incentive stock options is, however, limited to the Initial Maximum. Non-employee directors may not be granted awards during any calendar year with a grant date fair value that, when aggregated with such non-employee director’s cash fees with respect to such calendar year, exceed $750,000 in total value or $1,000,000 in total value upon initial appointment.

Shares of our common stock subject to an award under the 2021 Plan that remain unissued upon the cancellation, termination or expiration of the award will again become available for grant under the 2021 Plan. However, shares of our common stock that are exchanged by a participant or withheld by us as full or partial payment in connection with any award under the 2021 Plan, as well as any shares of our common stock exchanged by a participant or withheld by us to satisfy the tax withholding obligations related to any award, will not be available for subsequent awards under the 2021 Plan. To the extent an award is paid or settled in cash, the number of shares of our common stock previously subject to the award will again be available for grants pursuant to the 2021 Plan. To the extent that an award can only be settled in cash, such award will not be counted against the total number of shares of our common stock available for grant under the 2021 Plan.

Awards and Vesting

RSUs and Restricted Stock. RSUs and restricted stock may be granted under the 2021 Plan. The plan administrator will determine the purchase price, vesting schedule and performance objectives, if any, applicable to the grant of RSUs and restricted stock. If the restrictions, performance objectives or other conditions determined by the plan administrator are not satisfied, the RSUs and restricted stock will be forfeited. Subject to the provisions of the 2021 Plan and the applicable individual award agreement, the plan administrator may provide for the lapse of restrictions in installments or the acceleration or waiver of restrictions (in whole or part) under certain circumstances as set forth in the applicable individual award agreement, including the attainment of certain performance goals, a participant’s termination of employment or service, or a participant’s death or disability. The rights of RSU and restricted stockholders upon a termination of employment or service will be set forth in individual award agreements.

Unless the applicable award agreement provides otherwise, participants with restricted stock will generally have all of the rights of a stockholder during the restricted period, including the right to vote and receive dividends declared with respect to such restricted stock, provided that any dividends declared during the restricted period with respect to such restricted stock will generally only become payable if the underlying restricted stock vests. During the restricted period, participants with RSUs will generally not have any rights of a stockholder, but, if the applicable individual award agreement so provides, may be credited with dividend equivalent rights that will be paid at the time that shares of our common stock in respect of the related RSUs are delivered to the participant.

Stock Options. We may issue stock options under the 2021 Plan. Options granted under the 2021 Plan may be in the form of non-qualified options or “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) as set forth in the applicable individual option award agreement. The exercise price of all options granted under the 2021 Plan will be determined by the plan administrator, but in no event may the exercise price be less than 100% of the fair market value of the related shares of our common stock on the date of grant. The maximum term of all stock options granted under the 2021 Plan will be determined by the plan administrator but may not exceed ten years. Each stock option will vest and become exercisable (including in the event of the optionee’s termination of employment or service) at such time and subject to such terms and conditions as determined by the plan administrator in the applicable individual option agreement.

Stock Appreciation Rights. Stock Appreciation Rights (“SARs”) may be granted under the 2021 Plan either alone or in conjunction with all or part of any option granted under the 2021 Plan. A free-standing SAR granted under the 2021 Plan entitles its holder to receive, at the time of exercise, an amount per share equal to the excess of the fair market value (at the date of exercise) of a share of our common stock over the base price of the free-standing SAR. A SAR granted in conjunction with all or part of an option under the 2021 Plan entitles its holder to receive, at the time of exercise of the SAR and surrender of the related option, an amount per share equal to the excess of the fair market value (at the date of exercise) of a share of our common stock over the exercise price of the related option. Each SAR will be granted with a base price that is not less than 100% of the fair market value of the related shares of our common stock on the date of grant. The maximum term of all SARs granted under the 2021 Plan will be determined by the plan administrator but may not exceed ten years. The plan administrator may determine to settle the exercise of a SAR in shares of our common stock, cash or any combination thereof.

Each free-standing SAR will vest and become exercisable (including in the event of the SAR holder’s termination of employment or service) at such time and subject to such terms and conditions as determined by the plan administrator in the applicable individual free-standing SAR agreement. SARs granted in conjunction with all, or part of an option will be exercisable at such times and subject to all of the terms and conditions applicable to the related option.

Other Stock-Based Awards. Other stock-based awards, valued in whole or in part by reference to, or otherwise based on, shares of our common stock (including dividend equivalents) may be granted under the 2021 Plan. Any dividend or dividend equivalent awarded under the 2021 Plan will be subject to the same restrictions, conditions and risks of forfeiture as the underlying awards and will only become payable if the underlying awards vest. The plan administrator will determine the terms and conditions of such other stock-based awards, including the number of shares of our common stock to be granted pursuant to such other stock-based awards, the manner in which such other stock-based awards will be settled (e.g., in shares of our common stock or cash or other property), and the conditions to the vesting and payment of such other stock-based awards (including the achievement of performance objectives).

Bonuses payable in fully vested shares of our common stock and awards that are payable solely in cash may also be granted under the 2021 Plan.

Performance Criteria. The plan administrator may grant equity-based awards and incentives under the 2021 Plan that are subject to the achievement of performance objectives selected by the plan administrator in its sole discretion. The business criteria may be expressed in terms of attaining a specified level of the particular criteria or the attainment of a percentage increase or decrease in the particular criteria, and may be applied to us or any of our affiliates, or one of our divisions or strategic business units or a division or strategic business unit of any of our affiliates, or may be applied to our performance relative to a market index, a group of other companies or a combination thereof, all as determined by the plan administrator. The business criteria may also be subject to a threshold level of performance below which no payment will be made, levels of performance at which specified payments will be made, and a maximum level of performance above which no additional payment will be made. The plan administrator will have the authority to make equitable adjustments to the business criteria, as may be determined by the plan administrator in its sole discretion.

Certain Transactions and Withholding Taxes

In the event of a merger, consolidation, reclassification, recapitalization, spin-off, spin-out, repurchase, reorganization, corporate transaction or event, special or extraordinary dividend or other extraordinary distribution (whether in the form of shares of our common stock, cash or other property), stock split, reverse stock split, subdivision or consolidation, combination, exchange of shares or other change in corporate structure affecting the shares of our common stock, an equitable substitution or proportionate adjustment shall be made, at the sole discretion of the plan administrator, in (i) the aggregate number of shares of our common stock reserved for issuance under the 2021 Plan, (ii) the kind and number of securities subject to, and the exercise price or base price of, any outstanding options and SARs granted under the 2021 Plan, (iii) the kind, number and purchase price of shares of our common stock, or the amount of cash or amount or type of property, subject to outstanding restricted stock, RSUs, stock bonuses and other stock-based awards granted under the 2021 Plan or (iv) the performance goals and periods applicable to awards granted under the 2021 Plan. Equitable substitutions or adjustments other than those listed above may also be made as determined by the plan administrator. In addition, the plan administrator may terminate all outstanding awards for the payment of cash or in-kind consideration having an aggregate fair market value equal to the excess of the fair market value of the shares of our common stock, cash or other property covered by such awards over the aggregate exercise price or base price, if any, of such awards, but if the exercise price or base price of any outstanding award is equal to or greater than the fair market value of the shares of our common stock, cash or other property covered by such award, our Board of Directors may cancel the award without the payment of any consideration to the participant.

Unless otherwise determined by the plan administrator and evidenced in an award agreement, in the event that (i) a “change in control” (as defined in the 2021 Plan) occurs and (ii) a participant’s employment or service is terminated without cause, or with good reason (to the extent applicable), within 12 months following the change in control, then (a) any unvested or unexercisable portion of any award carrying a right to exercise shall become fully vested and exercisable, and (b) the restrictions, deferral limitations, payment conditions and forfeiture conditions applicable to an award granted under the 2021 Plan will lapse and such unvested awards will be deemed fully vested and any performance conditions imposed with respect to such awards will be deemed to be achieved at target performance levels.

Each participant will be required to make arrangements satisfactory to the plan administrator regarding payment of an amount up to the maximum statutory rates in the participant’s applicable jurisdictions with respect to any award granted under the 2021 Plan, as determined by us. We have the right, to the extent permitted by law, to deduct any such taxes from any payment of any kind otherwise due to the participant. With the approval of the plan administrator, the participant may satisfy the foregoing requirement by either electing to have us withhold from delivery of shares of our common stock, cash or other property, as applicable, or by delivering already owned unrestricted shares of our common stock, in each case, having a value not exceeding the applicable taxes to be withheld and applied to the tax obligations. We may also use any other method of obtaining the necessary payment or proceeds, as permitted by law, to satisfy our withholding obligation with respect to any award.

Amendment, Termination and Clawback Provisions

The 2021 Plan provides our Board of Directors with the authority to amend, alter or terminate the 2021 Plan, but no such action may adversely affect the rights of any participant with respect to outstanding awards without the participant’s consent. The plan administrator may amend an award, prospectively or retroactively, but no such amendment may adversely affect the rights of any participant without the participant’s consent. Stockholder approval of any such action will be obtained if required to comply with applicable law.

No award will be granted pursuant to the 2021 Plan on or after the tenth anniversary of the effective date of the 2021 Plan (although awards granted before that time will remain outstanding in accordance with their terms).

We adopted a clawback policy compliant with Nasdaq rules effective July 27, 2023. All awards granted pursuant to the 2021 Plan are subject to the provisions of our clawback policy and may be further subject to such deductions and clawbacks as may be required to be made pursuant to any law, government regulation or stock exchange listing requirement. Our clawback policy is included as Exhibit 97.1 to this Annual Report on Form 10-K.

Prior Stock Incentive Plan

Prior to the Company’s initial public offering, the Company granted equity awards under the 2017 Stock Incentive Plan (“2017 Plan”). Effective upon the initial public offering, the 2017 Plan was superseded by the 2021 Plan and no further awards will be made under the 2017 Plan.

2024 Employee Inducement Award Grant

In connection with the appointment of Mr. Yann Brandt as the Company’s President and Chief Executive Officer, effective August 19, 2024, the Company issued the following awards to Mr. Brandt outside of the Company’s 2021 Stock Plan, as amended:

●	400,000 (post-split basis) Time-Based RSUs, of which 25% were vested on the grant date and the remainder in equal monthly installment over 36 months following the grant date; and

●	250,000 (post-split basis) Share-Target RSUs that will vest over a four-year period, subject to attainment of the following common stock share value hurdles: (i) 30% of the Share Target RSUs are allocated to the achievement of a $50 (post-split basis) Price Hurdle (as defined in the Employment Agreement); (ii) 30% of the Share Target RSUs are allocated to the achievement of an $80 (post-split basis) Price Hurdle; and (iii) 40% of the Share Target RSUs are allocated to the achievement of a $100 (post-split basis) Price Hurdle. The Share Target RSUs will vest in accordance with the vesting calculation rules set forth in the Employment Agreement on the next subsequent anniversary of the grant date during the four-year performance period during which a Price Hurdle is achieved.

Pursuant to the employee inducement award exemption under Nasdaq Listing Rule 5635(c)(4), the issuance of these employee inducement awards was approved by the Board of Directors of the Company.

Potential Payments Upon Termination or Change in Control

Circumstances Resulting in Severance

Ms. Behnen and Messrs. Aminpour and Cook. Pursuant to the employment agreements entered into with each of Ms. Behnen, Mr. Aminpour and Mr. Cook, the officers would be entitled to the following severance payments and benefits upon a termination by us without Cause or by the executive for Good Reason (as each such term is defined in the agreement), subject to the execution and non-revocation of a general release of claims: (i) cash severance equal to 1 times his base salary (payable in substantially equal installments over 12 months following the termination of employment in accordance with our regular payroll practices); (ii) any earned but unpaid annual cash bonus for the immediately preceding fiscal year and a prorated annual cash bonus for the year in which the date of termination occurs based on actual performance, to be paid at the same time as annual bonuses are paid to other senior officers; and (iii) a lump sum payment equal to the cost of COBRA benefits for the executive and his spouse and eligible dependents for a period of 18 months following the date of termination, payable on the first regularly scheduled payroll date on or following the 60 days after the date of termination. In the event that the qualifying termination of employment occurs on or within 12 months following a Change in Control (as defined in the employment agreement), Ms. Behnen and Messrs. Aminpour and Cook, respectively would also be entitled (x) to full vesting of any unvested equity-based awards (at target level of achievement for any performance-based award) then held and (y) to receive reimbursement for legal fees and expenses to the extent incurred in disputing in good faith any issue relating to their termination of employment.

Mr. Brandt. The summary of the Employment Agreement with Mr. Brandt above under “Yann Brandt Employment Agreement” is incorporated herein by reference.

Under Equity Compensation Plans

2021 Plan. Unless otherwise determined by the plan administrator and evidenced in an award agreement, in the event that (i) a “change in control” (as defined in the 2021 Plan) occurs and (ii) a participant’s employment or service is terminated without cause, or with good reason (to the extent applicable), within 12 months following the change in control, then (a) any unvested or unexercisable portion of any award carrying a right to exercise shall become fully vested and exercisable, and (b) the restrictions, deferral limitations, payment conditions and forfeiture conditions applicable to an award granted under the 2021 Plan will lapse and such unvested awards will be deemed fully vested and any performance conditions imposed with respect to such awards will be deemed to be achieved at target performance levels.

2017 Plan Option Award Agreements. The option award agreements with the current Named Executive Officers under the 2017 Plan provide that outstanding vested options will expire three months following the participant’s termination date.

In the event that (i) a “change in control” (as defined in the 2017 Plan) occurs and (ii) a participant incurs a qualifying termination of employment within 12 months following the change in control, then (a) any unvested or unexercisable portion of any award carrying a right to exercise shall become fully vested and exercisable, and (b) any restrictions and forfeiture conditions applicable to an award will lapse. The completion of the IPO in 2021 did not constitute a change in control under the 2017 Plan.

Director Compensation

Our non-employee directors are entitled to the following compensation, as applicable. The following compensation for non-employee directors was approved by our Board of Directors at the time of the Company’s initial public based on advice from the Company’s outside compensation consultant, Aon.

Cash Compensation

Each non-employee director will receive, in respect of his or her service on our Board of Directors, an annual cash retainer equal to $50,000. Beginning in 2026, these annual retainers will be payable in equal quarterly installments.

The non-employee chair of the Board is entitled to receive, in respect of his or her service as the non-employee chair of the Board, an additional annual cash retainer equal to $30,000, payable in equal quarterly installments.

Each committee chair is entitled to receive the following additional annual cash compensation for service on our Board of Directors and its committees, in each case payable in equal quarterly installments:

●	$20,000 annual cash retainer for service as the committee chair of the Audit Committee;

●	$15,000 annual cash retainer for service as the committee chair of the Compensation Committee; and

●	$10,000 annual cash retainer for service as the committee chair of the Nominating and Corporate Governance Committee

Beginning in 2026, non-chair members of each committee will receive the following additional annual cash compensation for committee service, in each case payable in equal quarterly installments:

●	$10,000 annual cash retainer for service on the Audit Committee;

●	$7,500 annual cash retainer for service on the Compensation Committee; and

●	$5,000 annual cash retainer for service on the Nominating and Corporate Governance Committee

Such fees will be prorated for any partial year of service.

Equity Compensation

With respect to 2025, upon each non-employee director’s appointment to our Board of Directors, the director received, in respect of the director’s service on our Board of Directors, an initial grant of RSUs as specified by the Board equal to 1.5 times the number of shares determined by the Board for an annual grant. The initial grant will vest in three equal installments on each of the first three anniversaries of the date of grant, subject in each case to the non-employee director’s continued service on our Board of Directors through and including the applicable vesting date.

Beginning in 2026, upon each non-employee director’s appointment to our Board of Directors, the director will receive, in respect of the director’s service on our Board of Directors, an initial grant of 37,500 RSUs. The initial grant will vest in three equal installments on each of the first three anniversaries of the date of grant, subject in each case to the non-employee director’s continued service on our Board of Directors through and including the applicable vesting date

During 2025, each non-employee director received, in respect of his or her service on our Board of Directors, an annual grant of RSUs as specified by the Board equal to (i) 50% of the number of awards valued at $155,000, plus (ii) 50% of the number of awards determined based on (a) the percentage representing the median of equity awards granted to directors by our peer companies, in relation to the outstanding shares of those companies, multiplied by (b) the number of shares of our outstanding stock. The annual grant will be upon the director’s initial appointment to the Board and, in subsequent years, on the date of each annual meeting of stockholders. Each annual grant will vest in one year from the date of grant, subject to the non-employee director’s continued service on our Board of Directors through and including such vesting date.

Beginning in 2026, each non-employee director will receive, in respect of his or her service on our Board of Directors, an annual grant of 25,000 RSUs. The annual grant will be upon the director’s initial appointment to the Board and, in subsequent years, on the date of each annual meeting of stockholders. Each annual grant will vest in one year from the date of grant, subject to the non-employee director’s continued service on our Board of Directors through and including such vesting date.

Other Benefits

Each of our non-employee directors will, at the director’s election, be partially reimbursed for his or her cost of procuring health insurance coverage for the director and his or her dependents, as determined in the discretion of the Compensation Committee.

Director Compensation

The following table sets forth information regarding compensation earned by or paid to our directors and our Board observer for the 2025 Fiscal Year.

Name	Fees Earned or Paid in Cash $	Stock Awards(1) $	All Other Compensation $	Total $
Shaker Sadasivam(2)	95,000	41,517	—	136,517
Tony Alvarez(3)	29,167	114,667	—	143,834
Pablo Barahona	50,000	41,517	—	91,517
Anthony Carroll(4)	2,083	125,766	—	127,849
Ahmad Chatila	50,000	41,517	—	91,517
Lisan Hung(5)	60,000	41,517	—	101,517
Darrell Jackson(6)	33,333	87,916	—	121,249
Dean Priddy(7)	40,834	59,787	—	100,621
David Springer	50,000	41,517	—	91,517
Maximillian Sultan(8)	—	—	—	—

(1)	Members of the Board of Directors are eligible to receive grants of RSUs under the 2021 Stock Incentive Plan, as amended (“2021 Plan”) upon initial election to the Board of Directors and annually thereafter on the date of each annual meeting of stockholders, the number of which is determined based on a formula described under “Equity Compensation” above. Grants made upon initial election to the Board of Directors will vest in three equal installments on each of the first three anniversaries of the date of grant, subject in each case to the non-employee director’s continued service on our Board of Directors through and including the applicable vesting date. The annual RSU awards will vest in full on the first anniversary of the date of grant subject to continued service by the director. Amounts shown in the table above represent the aggregate grant date fair value of the restricted stock unit awards made to each non-employee director during the 2025 Fiscal Year, computed in accordance with FASB ASC Topic 718. For the year ended December 31, 2025, We consider the closing price of our common stock, as reported on Nasdaq, to be the fair value of our RSU grants with service or performance-based vesting terms. RSU grants to our directors were as follows:

Name	Initial RSU grant upon election to Board (#)	Grant date fair value of initial RSU grant upon election to Board ($)	Annual RSU grant (#)	Grant date fair value of annual RSU grant ($)
Shaker Sadasivam	—	—	9,045	41,517
Tony Alvarez	13,567	73,126	7,707	41,541
Pablo Barahona	—	—	9,045	41,517
Anthony Carroll	13,567	125,766	—	—
Ahmad Chatila	—	—	9,045	41,517
Lisan Hung	—	—	9,045	41,517
Darrell Jackson	13,567	46,399	9,045	41,517
Dean Priddy	—	—	9,045	59,787
David Springer	—	—	9,045	41,517

(2)	Mr. Sadasivam is Chair of the Board of Directors and is also Chair of the Compensation Committee of the Board.

(3)	Mr. Alvarez was appointed to the Board of Directors, effective August 5, 2025, and is Chair of the Audit Committee. The annual RSU grant to Mr. Alvarez was prorated for the remaining period of time until the 2027 annual meeting of stockholders.

(4)	Mr. Carroll was appointed to the Board of Directors, effective December 15, 2025.

(5)	Ms. Hung is Chair of the Nominating and Corporate Governance Committee of the Board.

(6)	Mr. Jackson was appointed to the Board of Directors, effective April 28, 2025.

(7)	Mr. Priddy resigned from the Board of Directors, effective August 4, 2025. Mr. Priddy’s annual stock award granted on June 12, 2025, was forfeited upon his resignation without vesting and replaced with a fully vested grant for an equivalent number of shares of common stock upon his resignation.

(8)	Mr. Sultan was nominated to the Board by AV Securities, Inc. pursuant to the terms of the Promissory Note placement which closed in December 2024. As such, the Company does not compensate Mr. Sultan for his service on the Board of Directors.

As of December 31, 2025, our current directors held the following unvested restricted stock unit awards in the aggregate:

Name	RSUs outstanding #
Shaker Sadasivam	9,045
Tony Alvarez	21,274
Pablo Barahona	18,091
Anthony Carroll	13,567
Ahmad Chatila	9,045
Lisan Hung	9,045
Darrell Jackson	22,612
David Springer	9,045
Maximillian Sultan	—

No director held any outstanding stock option awards as of December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities authorized for issuance under equity compensation plans

At December 31, 2025, shares of our common stock were issuable under our 2017 Stock Incentive Plan (the “2017 Plan”) and our 2021 Plan, both of which were adopted by our board of directors and stockholders, as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Stock options	201,905	$21.28	N/A
Restricted stock units	3,307,293	—	N/A
Equity compensation plans not approved by security holders:
Restricted stock units	416,673	—	—
Total	3,925,871	$21.28	660,993

Security Ownership of Certain Beneficial Owners and Management

The following table shows information regarding the beneficial ownership of our common stock for the following:

●	Each stockholder known by us to beneficially own more than 5% of our common stock;

●	Each of our 2025 Named Executive Officers;

●	Each of our directors; and

●	All current executive officers and directors as a group.

The amounts and percentages of our common stock beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial” owner of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days of April 28, 2026. Securities that can be so acquired are not deemed to be outstanding for purposes of computing any other person’s percentage.

Our determination of the percentage of beneficial ownership is based on 15,970,751 shares of our common stock outstanding as of April 28, 2026. Unless otherwise indicated, the business address of each such beneficial owner is c/o 10900 Stonelake Blvd., Suite 100, Quarry Oaks II Building, Austin, Texas 78759.

Each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

	Shares of Common Stock Beneficially Owned
Name of Beneficial Owner	Number	Percentage
5% Stockholders:
AV Securities, Inc.(1)	2,140,384	11.8%
South Lake One LLC(2)	1,486,759	9.3%
ARC Family Trust(3)	1,174,086	7.4%
Named Executive Officers and Directors:
Yann Brandt(4)	310,271	1.9%
Sasan Aminpour(5)	119,252	* %
Cathy Behnen(6)	46,657	* %
Patrick Cook(7)	197,076	1.2%
Shaker Sadasivam(8)	1,530,280	9.6%
Anthony (Tony) Alvarez(9)	25,450	* %
Pablo Barahona(10)	79,292	* %
Anthony Carroll(11)	65,638	* %
Ahmad Chatila(12)	237,812	1.5%
Lisan Hung(13)	46,208	* %
Darrell Jackson(14)	13,567	* %
David Springer(15)	839,203	5.3%
Maximillian Sultan(16)	—	* %
All Named Executive Officers and Directors as a group (13 individuals)	3,510,706	21.6%

*	Less than one percent (1%)

(1)	According to information provided by AV Securities, Inc., consists of 2,140,384 shares of common stock issuable upon exercise of warrants issued by the Company on July 2, 2025. The warrants are exercisable at any time through July 2, 2035 at an exercise price of $0.01 per share.

(2)	Based on Amendment No. 1 to Schedule 13G filed February 1, 2023 on behalf of South Lake One LLC (“South Lake One”), South Cone Investments Limited Partnership (“South Cone”), and South Lake Management LLC (“South Lake Management”). South Lake Management is controlled and managed by the Class A and Class B members of its Board of Managers whereby no member of the Board of Managers has direct or indirect control of South Lake Management, and no member of South Lake Management individually has the power to control South Lake Management or replace its Board of Managers. South Lake Management directly controls South Cone as its general partner with the power to manage South Cone. South Cone directly owns 100% of the issued and outstanding membership interest of South Lake One. South Lake One is managed by the Class A and Class B members of its Board of Managers whereby no member of the Board of Manager has direct or indirect control of South Lake One. South Cone, as the sole member of South Lake One, has the power to control South Lake One and replace its Board of Managers. South Lake One directly holds an aggregate of 1,486,759 shares (post-split basis) of our common stock. South Cone and South Lake Management each indirectly holds an aggregate of 1,486,759 shares (post-split basis) of our common stock. The principal business address for South Lake One, South Cone and South Lake Management is 5711 Pdte. Riesco, Office No. 1603, Las Condes, Santiago, Chile.

(3)	The ARC Family Trust was established by Mr. Chatila for the benefit of certain members of his family. Based on Amendment No. 3 of Schedule 13G filed February 14, 2025, Mr. Shaker Sadasivam, the Chair of our Board of Directors, is the trustee of the ARC Family Trust and has shared voting and dispositive power with respect to the shares of common stock held by ARC Family Trust. As of April 28, 2026, Mr. Sadasivam had sole voting and dispositive power with respect to an additional 347,149 shares of common stock currently held and 9,045 shares of common stock to be issued from the settlement of RSUs that will vest within 60 days of April 28, 2026 (see footnote (3) below). The address of this stockholder is 20 Montchanin Road, Suite 100, Greenville, DE 19807.

(4)	Consists of (i) 234,752 shares of common stock held by Mr. Brandt, (ii) 24,999 shares of common stock to be issued from the settlement of RSUs that have vested, and (iii) 50,520 shares of common stock that will vest within 60 days of April 28, 2026 held by Mr. Brandt.

(5)	Consists of (i) 88,081 shares of common stock held by Mr. Aminpour, (ii) 3,168 shares of common stock to be issued from the settlement of RSUs that have vested, (iii) 12,878 shares of common stock to be issued from the settlement of performance unit RSUs that have vested, and (iv) 15,125 shares of common stock to be issued from the settlement of RSUs that will vest within 60 days of April 28, 2026, held by Mr. Aminpour.

(6)	Consists of (i) 29,359 shares of common stock held by Ms. Behnen, (ii) 2,528 shares of common stock to be issued from the settlement of RSUs that have vested, and (iii) 14,770 shares of common stock to be issued from the settlement of RSUs that will vest within 60 days of April 28, 2026, held by Ms. Behnen.

(7)	Consists of (i) 25,121 shares of common stock held by Mr. Cook, (ii) options for 20,375 shares of common stock that have vested as of April 28, 2026, but have not yet been exercised, held by Mr. Cook, (iii) 878 shares of common stock to be issued from the settlement of RSUs that have vested, (iv) 21,645 shares of common stock to be issued from the settlement of RSUs that will vest within 60 days of April 28, 2026, held by Mr. Cook, (v) 110,197 shares of common stock held by the Etnyre 2021 Family Trust, of which Mr. Cook is trustee, (vi) 9,430 shares of common stock held by the Cook 2021 Family Trust, of which Mr. Cook is trustee, and (vii) 9,430 shares of common stock held by the Patrick Cook 2021 Trust, of which Mr. Cook is trustee.

(8)	Consists of (i) 1,174,086 shares of common stock held by the ARC Family Trust, (ii) 45,439 shares of common stock held by Mr. Sadasivam, (iii) 301,710 shares of common stock held by ChristSivam, LLC, and (iv) 9,045 shares of common stock to be issued from the settlement of RSUs that will vest within 60 days of April 28, 2026 held by Mr. Sadasivam. Mr. Sadasivam is the trustee of the ARC Family Trust and has shared voting and dispositive power with respect to the shares of common stock held by ARC Family Trust. Mr. Sadasivam is also the Manager of ChristSivam, LLC and has sole voting and dispositive power with respect to the shares of common stock held by ChristSivam, LLC. See also above footnote (4) for further information about ARC Family Trust. Mr. Sadasivam has no pecuniary interest in any shares of common stock held by ARC Family Trust and therefore disclaims beneficial ownership of any such shares for purposes of Section 16 of the Exchange Act. The address of this stockholder is 1950 Pine Run Drive, Chesterfield, MO 63108.

(9)	Consists of 25,450 shares of common stock held by Mr. Alvarez.

(10)	Consists of (i) 70,247 shares of common stock held by Mr. Barahona, and (ii) 9,045 shares of common stock to be issued from settlement of RSUs that will vest within 60 days of April 28, 2026, held by Mr. Barahona.

(11)	Consists of (i) 20,638 shares of common stock held by Mr. Carroll, and (ii) options for 45,000 shares of common stock that have vested as of April 28, 2026, held by Mr. Carroll.

(12)	Consists of (i) 228,767 shares of common stock held by Mr. Chatila, and (ii) 9,045 shares of common stock to be issued from settlement of RSUs that have vested as of April 28, 2026, held by Mr. Chatila.

(13)	Consists of (i) 37,163 shares of common stock held by Mr. Hung, and (ii) 9,045 shares of common stock to be issued from the settlement of RSUs that will vest within 60 days of April 28, 2026, held by Ms. Hung.

(14)	Consists of (i) 13,567 shares of common stock to be issued from the settlement of RSUs that will vest within 60 days of April 28, 2026, held by Mr. Jackson.

(15)	Consists of (i) 680,177 shares of common stock held by Mr. Springer, (ii) 9,045 shares of common stock to be issued from the settlement of RSUs that will vest within 60 days of April 28, 2026, held by Mr. Springer, (iii) 49,136 shares of common stock held by the DS 2022 GRAT, (iv) 33,615 shares of common stock held by ZS 2021 Trust, (v) 33,615 shares of common stock held by NS 2021 Trust, and (vi) 33,615 shares of common stock held by AS 2021 Trust. As stated in Amendment No. 3 to Schedule 13G filed February 14, 2025, with respect to the DS 2022 GRAT, Mr. Springer is (a) the sole trustee, (b) has sole voting and dispositive power with respect to the shares of common stock held by the trust and (c) has sole power to acquire for himself any asset held in the trust, including the shares of common stock, by substituting other property of equivalent value. With respect to the ZS 2021 Trust, the NS 2021 Trust and the AS 2021 Trust, Mr. Springer has sole power to acquire for himself any asset held in the trust, including the shares of common stock, by substituting other property of equivalent value.

(16)	Mr. Sultan was nominated to the Board by AV Securities, Inc. pursuant to the terms of the Promissory Note placement which closed in December 2024. As such, the Company does not compensate Mr. Sultan for his service on the Board of Directors.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In addition to the compensation arrangements, including employment, termination of employment and change in control arrangements discussed in the sections titled “Director Compensation” and “Executive Compensation,” above, the following is a description of each transaction or agreement since January 1, 2024 and each currently proposed transaction in which:

●	we have been or are to be a party;

●	the amount involved exceeds $120,000; and

●	any of our directors, officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Master Supply Agreement with Recurrent Energy

On January 29, 2025, the Company’s Board of Directors approved entry into a master supply agreement with Recurrent Energy (“Recurrent”) to supply tracker hardware and systems to Recurrent for cash consideration contemplated in the master supply agreement and to issue common stock warrants to Recurrent from time to time, based on the volume of trackers procured by Recurrent. David Springer, a member of our Board of Directors, is the Chief Operating Officer of Recurrent.

As of April 28, 2026, the Company had recognized no revenue from transactions with Recurrent and had issued no common stock warrants to Recurrent.

Debt and Warrant Offering

On December 4, 2024, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor as the purchaser under the Purchase Agreement (the “Investor”). Pursuant to the Purchase Agreement, we sold, and the Investor purchased $15.0 million in principal amount of our senior secured promissory notes and warrants for purchase of an aggregate of up to 1,750,000 shares of our common stock at an exercise price of $0.10 per share (the “Offering”). A member of our Board of Directors, Pablo Barahona, invested $500,000 in the Investor, which was used to finance the purchase price of the Offering.

Pursuant to the Purchase Agreement and related promissory note, the Investor nominated Mr. Maximillian Sultan to our Board of Directors, and he was appointed as an independent director effective April 28, 2025. As such, the Company does not provide compensation to Mr. Sultan for his services on our Board of Directors,

Related party receivables, deposits and payables

On November 11, 2025, we entered into a Membership Interest Purchase Agreement with the Selling Members pursuant to which we agreed to purchase 100% of the membership interests (the “Membership Interests”) of Alpha Steel, with such transaction closing on November 12, 2025. Prior to November 12, 2025, we held a 45% interest in Alpha Steel. As consideration for the transactions under the Membership Interest Purchase Agreement, we agreed to pay the selling members a total of approximately $2.7 million in varying installments during 2026 for their Membership Interests.

At December 31, 2024, we had related party receivables totaling $3.1 million for future material cost discounts contractually owed to us by Alpha Steel in connection with the expected receipt of manufacturing incentives available to Alpha Steel under the Inflation Reduction Act as costs were incurred by Alpha Steel to purchase raw materials and manufacture torque tubes and other products that were used to fulfill purchase orders we issued to Alpha Steel.

We also had related party liabilities to Alpha Steel at December 31, 2024 totaling $1.7 million for the accrued cost of revenue recognized on certain of our customer projects associated with the cost of products that were being manufactured for us by Alpha Steel. Amounts included in our accounts payable balance at December 31, 2024 relating to Alpha Steel totaled $0.5 million.

During the period January 1, 2025 to November 12, 2025, we received invoices from Alpha Steel for purchases totaling $16.1 million and made total deposits of $0.3 million to Alpha Steel. For the year ended December 31, 2024, we received invoices from Alpha Steel for purchases totaling $7.5 million and made total deposits of $2.8 million to Alpha Steel, of which $2.0 million remained in our balance of related party vendor deposits at December 31, 2024.

Registration Rights Agreements

On April 29, 2021, we entered into a registration rights agreement with certain holders of our common stock, options, RSUs and similar instruments, providing such holders with certain registration rights. Thurman J. “T.J.” Rodgers (our former Chair of the Board of Directors) and Shaker Sadasivam (our current Chair of the Board of Directors), along with David Springer, Ahmad Chatila and Lisan Hung, each a current member of our Board of Directors, Isidoro Quiroga Cortés, Tamara Mullings and Dean Priddy, each a former member of our Board of Directors, Anthony P. Etnyre, our former Chief Executive Officer, Patrick Cook, our former Chief Financial Officer and Chief Commercial Officer and current Senior Vice President, Capital Markets and Business Development, Deepak Navnith, our former Chief Operations Officer, Nagendra Cherukupalli, our former Chief Technology Officer, Ali Mortazavi, our former Executive Vice President, Global Sales and Marketing, Jay B. Grover, our former Vice President, Supply Chain and Kristian Nolde, our former Vice President, Marketing and Strategy, as well as ARC Family Trust, an entity affiliated with Shaker Sadasivam and that was created for the benefit of family members of Ahmad Chatila, South Lake One, an entity affiliated with Isidoro Quiroga Cortés, Catherine L. Springer, the Rodgers Trust, an entity affiliated with Thurman J. “T.J.” Rodgers and certain trusts created for the benefit of family members of certain former officers and members of our Board of Directors are a party to such registration rights agreement. Additionally, on February 17, 2022, we amended the registration rights agreement in order to add Sean Hunkler, our then President and Chief Executive Officer, and Ayna.AI LLC (successor in interest to Fernweh Engaged Operator Company LLC), an entity related to South Lake One and Isidoro Quiroga Cortés as parties to the registration rights agreement.

On December 4, 2024, we entered into a registration rights agreement with the Investor in our Offering, as described above, in which we agreed to file with the SEC an initial Registration Statement on Form S-3 (the “Registration Statement”) covering the resale of 1,750,000 shares of our common stock issuable upon exercise of the warrants included in the Offering. We filed the Registration Statement on December 30, 2024, and it was declared effective by the SEC on January 7, 2025.

On July 2, 2025, we entered into a Credit Agreement by and among the Company, as borrower, each lender party thereto (the “Lenders”), and Acquiom Agency Services LLC, as administrative agent for the Lenders. The Credit Agreement was subsequently amended on November 11, 2025 and March 23, 2026. In connection with the Credit Agreement, as amended, we agreed that upon request of those Lenders representing more than 50% of the sum of all loans and commitments outstanding, we would enter into a registration rights agreement with respect to all shares of common stock issuable upon exercise of warrants held by the Lenders when such request was made and within a specified period of time file a Registration Statement on Form S-3. As of April 28, 2026, the Lenders held warrants for issuance of 6,836,237 shares of our common stock. We have received no request to date to enter into a registration rights agreement associated with those outstanding warrants that is substantially in the form specified in the Credit Agreement.

Indemnification Agreements

We are party to indemnification agreements with each of our directors and certain of our executive officers. In connection with our initial public offering, we entered into separate indemnification agreements with each of our directors and executive officers. These agreements require us to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to us, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. We have also purchased directors’ and officers’ liability insurance for each of our directors and executive officers.

There is no pending litigation or proceeding naming any of our directors or executive officers pursuant to which indemnification is being sought, and we are not aware of any pending or threatened litigation that may result in claims for indemnification by any director or executive officer.

Policies and Procedures for Related Person Transactions

Our Board of Directors has adopted a written policy on transactions with related persons setting forth the policies and procedures for the review and approval or ratification of transactions involving us and “related persons.” For the purposes of this policy, “related persons” includes our executive officers, directors and director nominees and their immediate family members, and beneficial owners of more than 5% of our outstanding common stock and their immediate family members.

The policy covers, with certain exceptions set forth in Item 404 of Regulation S-K, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our Audit Committee is tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction with an unrelated person and the extent of the related person’s interest in the transaction. All related person transactions may only be consummated if our Audit Committee has approved or ratified such transaction in accordance with the guidelines set forth in the policy. Any member of the Audit Committee who is a related person with respect to a transaction under review will not be permitted to participate in the deliberations or vote respecting approval or ratification of the transaction. However, such director may be counted in determining the presence of a quorum at a meeting of the Audit Committee that considers the transaction.

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed by BDO USA, P.C. (“BDO”) for the year ended December 31, 2025 and 2024:

	Year ended December 31,
(in thousands)	2025	2024
Audit fees	$905	$809
Audit-related fees	—	—
Tax fees	—	—
All other fees	13	—
Total	$918	$809

Audit fees: Audit fees are primarily for the audits of the Company’s consolidated financial statements included in the Annual Reports on Form 10-K and reviews of the Company’s consolidated financial statements included in the Quarterly Reports on Form 10-Q during each respective year, as well as required comfort letters and consents that generally only the auditor can reasonably provide.

Audit-related fees: BDO did not provide audit-related services to the Company in either 2025 or 2024..

Tax fees: BDO did not provide tax compliance services to the Company in either 2025 or 2024.

All other fees: Inventory count observation services were provided in 2025 in connection with the November 2025 acquisition of 100% of the Membership Interests in Alpha Steel.

Audit work performed by persons other than BDO’s full-time, permanent employees during each of the years ended December 31, 2025 and 2024 did not exceed 50% of total hours expended in either year.

The Audit Committee of the Board of Directors approved all services provided by BDO prior to the performance of those services and will approve all services to be provided by BDO in the future prior to the performance of those services.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) Documents filed as part of this Annual Report.

(1) Financial Statements. No financial statements are filed with this Amendment No. 1. The financial statements and notes thereto were included as part of the Original 10-K.

(2) Financial Statements Schedules. Financial statement schedules have been omitted because they are either not required, not applicable, or the information is otherwise included in the Original 10-K.

(3) The exhibits listed on the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this Amendment No. 1.

Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of FTC Solar, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2021 and incorporated herein by reference)
3.2	Certificate of Correction of Amended and Restated Certificate of Incorporation (filed as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 8, 2021 and incorporated herein by reference)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2024 and incorporated herein by reference)
3.4	Amended and Restated Bylaws of FTC Solar, Inc. (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2021 and incorporated herein by reference)
4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities Exchange Commission on April 19, 2021 and incorporated herein by reference)
4.2	Description of Registrant’s Securities (filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2022 and incorporated herein by reference)
4.3	Amended and Restated Promissory Note dated July 2, 2025 between FTC Solar, Inc. and AV Securities, Inc. (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7,2025 and incorporated herein by reference)
4.4	Form of Warrant to Purchase Common Stock (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2025 and incorporated herein by reference)
4.5	Amended and Restated Warrant to Purchase Common Stock dated July 2, 2025 between FTC Solar, Inc. and AV Securities, Inc. (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2025 and incorporated herein by reference)
10.1	Credit Agreement dated July 2, 2025 by and among FTC Solar, Inc., the lenders party thereto and Acquiom Agency Services LLC, as administrative agent for the lenders+# (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2025 and incorporated herein by reference)
10.2	First Amendment to Credit Agreement, dated November 11, 2025, by and among FTC Solar, Inc. and Acquiom Agency Services LLC, as administrative agent for the lenders+# (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2025 and incorporated herein by reference)
10.3	Form of Governance Rights Side Letter (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2025 and incorporated herein by reference)
10.4	Guarantee and Collateral Agreement dated July 2, 2025 by and among FTC Solar, Inc. and Acquiom Agency Services LLC, as administrative agent for the lender (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2025 and incorporated herein by reference)
10.5	Patent Security Agreement dated July 2, 2025 by and among FTC Solar, Inc. and Acquiom Agency Services LLC, as administrative agent for the lenders+ (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2025 and incorporated herein by reference)
10.6	Trademark Security Agreement dated July 2, 2025 by and among FTC Solar, Inc. and Acquiom Agency Services LLC, as administrative agent for the lenders+ (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2025 and incorporated herein by reference)
10.7	Subordination Agreement dated July 2, 2025 by and among FTC Solar, Inc. and Acquiom Agency Services LLC, as administrative agent for the lenders (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2025 and incorporated herein by reference)
10.8	Amendment No. 1 to Securities Purchase Agreement and Security Release dated July 2, 2025 between FTC Solar, Inc. and AV Securities, Inc. (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2025 and incorporated herein by reference)
10.9	Form of Registration Rights Agreement among FTC Solar, Inc. and the holders party thereto (filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2025 and incorporated herein by reference)
10.10	Amended and Restated Registration Rights Agreement dated July 2, 2025 between FTC Solar, Inc. and AV Securities, Inc. (filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2025 and incorporated herein by reference)
10.11	Membership Interest Purchase Agreement, dated November 11, 2025, between FTC Solar, Inc., and the other parties thereto+ (filed as Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2025 and incorporated herein by reference)
10.12	Registration Rights Agreement, dated April 29, 2021, by and among FTC Solar, Inc. and certain holders of its capital stock (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2021 and incorporated herein by reference)
10.13	Amendment No. 1 to Registration Rights Agreement, dated February 17, 2022, by and among FTC Solar, Inc. and certain holders of its capital stock (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2022 and incorporated herein by reference)

Exhibit Number	Description
10.14**	FTC Solar, Inc. 2021 Stock Incentive Plan and form of agreement (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q with the Securities and Exchange Commission on August 11, 2021 and incorporated herein by reference)
10.15**	Amendment No. 1 to 2021 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2025 and incorporated herein by reference)
10.16**	FTC Solar, Inc. 2021 Employee Stock Purchase Plan (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q with the Securities and Exchange Commission on August 11, 2021 and incorporated herein by reference)
10.17	Form of Indemnification Agreement (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 19, 2021 and incorporated herein by reference)
10.18**	Employment Agreement, dated July 17, 2024, between FTC Solar, Inc. and Yann Brandt (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with Securities and Exchange Commission on July 23, 2024 and incorporated herein by reference)
10.19**	Employment Agreement, dated April 30, 2021, between FTC Solar, Inc. and Cathy Behnen (filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed March 31, 2025 and incorporated herein by reference)
10.20**	Amendment dated August 17, 2022 to Employment Agreement between FTC Solar, Inc. and Cathy Behnen (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed March 31, 2025 and incorporated herein by reference)
10.21**	Amendment dated May 11, 2023 to Employment Agreement between FTC Solar, Inc. and Cathy Behnen (filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed March 31, 2025 and incorporated herein by reference)
10.22**	Employment Agreement by and between FTC Solar, Inc. and Sasan Aminpour (filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2024 and incorporated herein by reference)
10.23**	Form of Restricted Stock Unit Inducement Agreement between the Registrant and Yann Brandt (filed as Exhibit 99.1 to the Registrant’s Current Report on Form S-8 filed with the Securities and Exchange Commission on August 16, 2024 and incorporated herein by reference).
10.24**	Form of Share Target Restricted Stock Unit Inducement Agreement between the Registrant and Yann Brandt (filed as Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 16, 2024 and incorporated herein by reference).
14.1	Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2024 and incorporated herein by reference).
19.1	Insider Trading Policy (filed as Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2024 and incorporated herein by reference).
21.1	List of Subsidiaries of FTC Solar, Inc. (filed as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2026).
23.1	Consent of BDO USA, P.C. (filed as Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2026).
24.1	Power of Attorney (included in signature page to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2026).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2026).
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2026).
31.3*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2026).
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 32.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2026).
97.1	FTC Solar, Inc. Clawback Policy (filed as Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2024 and incorporated herein by reference)
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Management contract or compensatory plan or arrangement

+	Certain of the schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(10). The Company hereby undertakes to furnish supplementally a copy of all omitted schedules to the SEC upon its request.

#	Portions of this exhibit are redacted in accordance with Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of April, 2026.

FTC Solar, Inc.

By:	/s/ Cathy Behnen
Cathy Behnen
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)