Form 10-Q
period 2026-03-31
FTC Solar, Inc.
filed 2026-05-05
CIK 1828161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

N/A
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

As of April 30, 2026, 16,005,294 shares of the registrant's common stock were outstanding.

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

The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We believe that these factors include, but are not limited to, the factors set forth under Part II, Item 1A. "Risk Factors" of this Quarterly Report, and more comprehensively in Part I, Item 1A "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2025 ("2025 Annual Report"). Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements.

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

ITEM 1. FINANCIAL STATEMENTS

FTC Solar, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except shares and per share data)	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$5,639	$21,105
Accounts receivable, net of allowance for credit losses of $3,071 and $3,069 at March 31, 2026 and December 31, 2025, respectively	56,388	55,743
Inventories	9,425	9,627
Prepaid and other current assets	12,371	11,294
Total current assets	83,823	97,769
Operating lease right-of-use assets	868	983
Property and equipment, net	3,721	3,793
Goodwill	7,527	7,444
Other assets	1,910	1,823
Total assets	$97,849	$111,812
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$11,615	$13,247
Short-term debt	9,711	12,681
Accrued expenses	26,441	23,770
Income taxes payable	445	630
Deferred revenue	4,833	7,172
Other current liabilities	10,401	10,725
Total current liabilities	63,446	68,225
Long-term debt	12,887	9,921
Operating lease liability, net of current portion	436	553
Deferred income taxes	178	—
Warrant liability	25,773	74,515
Other non-current liabilities	1,278	1,556
Total liabilities	103,998	154,770
Commitments and contingencies (Note 12)
Stockholders’ deficit
Preferred stock par value of $0.0001 per share, 10,000,000 shares authorized; none issued as of March 31, 2026 and December 31, 2025	—	—
Common stock par value of $0.0001 per share, 850,000,000 shares authorized; 15,818,330 and 15,537,344 shares issued and outstanding as of March 31, 2026 and December 31, 2025	2	2
Treasury stock, at cost; 1,076,257 shares as of March 31, 2026 and December 31, 2025	—	—
Additional paid-in capital	388,759	384,648
Accumulated other comprehensive loss	(191)	(290)
Accumulated deficit	(394,719)	(427,318)
Total stockholders' deficit	(6,149)	(42,958)
Total liabilities and stockholders’ deficit	$97,849	$111,812

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Condensed Consolidated Statements of Comprehensive Results of Operations

(unaudited)

	Three months ended March 31,
(in thousands, except shares and per share data)	2026	2025
Revenue:
Product	$11,762	$18,202
Service	5,503	2,601
Total revenue	17,265	20,803
Cost of revenue:
Product	13,808	20,111
Service	4,684	4,139
Total cost of revenue	18,492	24,250
Gross loss	(1,227)	(3,447)
Operating expenses
Research and development	1,118	924
Selling and marketing	1,715	1,136
General and administrative	7,998	5,053
Total operating expenses	10,831	7,113
Loss from operations	(12,058)	(10,560)
Interest expense	(3,896)	(711)
Interest income	5	6
Gain from disposal of investment in unconsolidated subsidiary	—	3,204
Gain from change in fair value of warrant liability	48,742	4,604
Other income, net	1	4
Loss from unconsolidated subsidiary	—	(112)
Income (loss) before income taxes	32,794	(3,565)
Provision for income taxes	(195)	(254)
Net income (loss)	32,599	(3,819)
Other comprehensive income:
Foreign currency translation adjustments	99	28
Comprehensive income (loss)	$32,698	$(3,791)
Net income (loss) per share:
Basic	$2.09	$(0.30)
Diluted	$(0.72)	$(0.58)
Weighted-average common shares outstanding:
Basic	15,568,299	12,888,695
Diluted	22,396,369	14,588,972

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

For the three months ended March 31, 2026:

	Preferred stock		Common stock		Treasury stock
(in thousands, except shares)	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-In capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' deficit
Balance as of December 31, 2025	—	$—	15,537,344	$2	1,076,257	$—	$384,648	$(290)	$(427,318)	$(42,958)
Shares issued during the period for vested restricted stock awards	—	—	112,286	—	—	—	—	—	—	—
Sale of shares	—	—	168,700	—	—	—	805	—	—	805
Stock offering costs	—	—	—	—	—	—	(31)	—	—	(31)
Stock-based compensation	—	—	—	—	—	—	3,337	—	—	3,337
Net income	—	—	—	—	—	—	—	—	32,599	32,599
Other comprehensive gain	—	—	—	—	—	—	—	99	—	99
Balance as of March 31, 2026	—	$—	15,818,330	$2	1,076,257	$—	$388,759	$(191)	$(394,719)	$(6,149)

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

FTC Solar, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended March 31,
(in thousands)	2026	2025
Cash flows from operating activities
Net income (loss)	$32,599	$(3,819)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Stock-based compensation	3,337	280
Depreciation and amortization	365	302
Gain from change in fair value of warrant liability	(48,742)	(4,604)
Gain from sale of property and equipment	—	(3)
Amortization of debt discount and issue costs	2,197	210
Paid-in-kind non-cash interest	1,001	492
Provision for obsolete and slow-moving inventory	194	—
Loss from unconsolidated subsidiary	—	112
Gain from disposal of investment in unconsolidated subsidiary	—	(3,204)
Warranties issued and remediation added	438	1,045
Warranty recoverable from manufacturer	122	80
Credit loss provisions (credits)	2	(92)
Deferred income taxes	178	426
Lease expense	256	327
Impact on cash from changes in operating assets and liabilities:
Accounts receivable	(647)	(4,437)
Inventories	8	3,316
Prepaid and other current assets	(1,111)	918
Other assets	(185)	(216)
Accounts payable	(1,635)	1,688
Accruals and other current liabilities	1,858	2,539
Deferred revenue	(2,339)	(3,069)
Other non-current liabilities	(396)	(415)
Lease payments and other, net	(272)	(359)
Net cash used in operations	(12,772)	(8,483)
Cash flows from investing activities:
Purchases of property and equipment	(276)	(83)
Proceeds from sale of property and equipment	—	3
Proceeds from disposal of investment in unconsolidated subsidiary	—	3,204
Net cash (used in) provided by investing activities	(276)	3,124
Cash flows from financing activities:
Repayments of borrowings	(3,033)	—
Proceeds from sale of common stock	805	—
Stock offering costs paid	(21)	—
Financing costs paid	(170)	—
Proceeds from stock option exercises	—	3
Net cash (used in) provided by financing activities	(2,419)	3
Effect of exchange rate changes on cash and cash equivalents	1	18
Decrease in cash and cash equivalents	(15,466)	(5,338)
Cash and cash equivalents at beginning of period	21,105	11,247
Cash and cash equivalents at end of period	$5,639	$5,909
Supplemental disclosures of cash flow information:
Purchases of property and equipment included in ending accounts payable and accruals	$17	$4
Paid-in-kind and exit fee non-cash interest added to debt	$1,001	$492
Cash paid during the period for interest	$887	$8
Cash paid during the period for taxes, net of refunds	$231	$7

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

2. Summary of significant accounting policies

Basis of presentation and principles of consolidation

The accompanying unaudited Condensed Consolidated Financial Statements include the results of the Company and its wholly owned subsidiaries and have been prepared based on the assumption that the Company will continue as a going concern and are in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X. As discussed further in "Liquidity and Going Concern" below, given the Company's current cash balances, subject to required reductions in the principal amount of our outstanding debt and required compliance with certain financial covenants during the remainder of 2026, as well as recurring operating losses and cash outflows from operations, management has concluded that there is substantial doubt about the Company's ability to continue as a going concern during the next year.

In the opinion of management, all adjustments of a normal recurring nature have been made that are considered necessary for a fair statement of our financial position as of March 31, 2026 and December 31, 2025, and our results of operations for the three months ended March 31, 2026 and cash flows for the three months ended March 31, 2026 and 2025. The Condensed Consolidated Balance Sheet as of December 31, 2025 has been derived from the Company’s audited Consolidated Financial Statements but does not include all disclosures required by U.S. GAAP. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. Intercompany balances and transactions have been eliminated in consolidation.

Certain information and disclosures normally included in the notes to our annual Consolidated Financial Statements prepared in accordance with U.S. GAAP have been omitted from these interim Condensed Consolidated Financial Statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Therefore, these unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

We currently operate in one business segment, the manufacturing and servicing of solar tracker systems. See Note 17, "Segment information" below for further discussion.

Liquidity and Going Concern

We have incurred cumulative operating losses since inception and have a history of cash outflows from operations, inclusive of $12.8 million in cash utilized in our operating activities during the three months ended March 31, 2026. As of March 31, 2026, we had cash on hand of $5.6 million, $20.4 million of working capital and a stockholders' deficit of $6.1 million.

ATM program

As of March 31, 2026, in addition to our cash on hand and working capital, we had approximately $8.24 million of remaining capacity available for future sales of our common stock under an effective prospectus supplement to our at the market facility under the At the Market Offering Agreement dated May 1, 2025 (the "Sale Agreement") with H.C. Wainwright & Co. LLC, and the related prospectus covering the offering, issuance and sale of up to a maximum aggregate offering price of approximately $13.75 million of our common stock that may be sold under such At the Market Offering Agreement in at the market offerings (the "ATM program"), described further in Note 13, "ATM program" below. There can be no assurance regarding the price at which we will be able to sell such shares in the future, whether under the ATM program or other securities offerings, and any sales of our common stock under the ATM program or other securities offerings may be at prices that result in additional dilution to our existing stockholders.

Second Amendment to Credit Agreement

As described further in Note 11, "Debt", on March 23, 2026, we entered into a Second Amendment and Limited Waiver to our Credit Agreement (the “Second Amendment”) pursuant to which the Lenders: (i) provided a waiver relating to our breach of the purchase order covenant in our Credit Agreement for the fiscal quarter ended December 31, 2025; (ii) agreed that a purchase order covenant will not apply to us until the fiscal quarter ending March 31, 2027; and (iii) agreed to further amend certain other existing financial covenants under the Credit Agreement, including the elimination of the minimum revenue and cash covenants for the quarter ended March 31, 2026. Additionally, in connection with the Second Amendment, we agreed to repay a portion of the principal amount outstanding under the Credit Agreement as follows: (x) $2.5 million of principal was repaid on March 23, 2026; (y) $2.5 million of principal will be repaid on May 22, 2026; and (z) $5.0 million of principal will be repaid on September 30, 2026.

Payments for acquisition of Alpha Steel

On November 11, 2025, we entered into a Membership Interest Purchase Agreement with the other equity holders (the "Selling Members") of Alpha Steel LLC ("Alpha Steel") pursuant to which we agreed to acquire all of their membership interests for a purchase price of approximately $2.7 million, which was evidenced by promissory notes payable in various installments during 2026 (the "Acquisition Notes"). As of March 31, 2026, we had made a required payment of approximately $0.5 million to the Selling Members, with remaining installments, plus accrued interest, due by no later than July 2026. The Acquisition Notes are secured by all of Alpha Steel's assets, provided, however, the security interests granted to each of the Selling Members under the Acquisition Notes are subordinate and junior to the security interests in favor of the Lenders under the Credit Agreement.

Conclusion of substantial doubt

In view of the requirements for quarterly cash interest payments and certain specified principal payments under the Credit Agreement (including the required prepayments summarized above) and principal and interest payments for the Acquisition Notes, as well as our history of operating losses and cash outflows, and considering that the availability of additional financing provided by the Credit Agreement in the form of Second Delayed Draw Term Loans is not completely within our control, we believe these factors create uncertainty as to our ability to fully meet the financial covenant requirements under the Credit Agreement during the twelve months following issuance of this Quarterly Report. Therefore, we have concluded that substantial doubt exists as to our ability to continue as a going concern within the next year.

Our ability to meet our liquidity needs over the next year is dependent upon (i) our cash on hand (subject to (x) required principal repayments of $2.5 million and $5.0 million during May 2026 and September 2026, respectively, under the Credit Agreement, as well as principal and interest payments due for the Acquisition Notes, and (y) a $15.0 million minimum unrestricted cash covenant under the Credit Agreement effective for the quarter ending June 30, 2026 and as further reduced by required principal repayments under the Credit Agreement thereafter) and our compliance with the financial covenants under the Credit Agreement, (ii) our current expectations of increased project activity and cash flow during the twelve-month period following issuance of our consolidated financial statements, (iii) the availability of additional proceeds in the form of Second Delayed Draw Term Loans that may be requested by the Company, subject to approval by the Lenders in their sole discretion, (iv) utilization, as appropriate, of the capacity available for future sales of our common stock under the ATM program, and (v) if we determine necessary, our ability to raise additional capital through other securities offerings. In addition, we continue to remain focused on implementing additional cost savings steps, which could impact, among other things, the location of our headcount and the level of services currently provided by third parties.

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

The Company’s accounts receivables are derived from revenue earned from customers primarily located in the United States and Australia. For the periods included in this Quarterly Report, no company locations other than in the United States accounted for more than 10% of our consolidated revenue. Most of our customers are project developers, solar asset owners and EPC contractors that design and build solar energy projects. We typically rely on a small number of customers that account for a large portion of our revenue each period and our outstanding receivables at each period end.

Cash and cash equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Certain of our cash equivalents include deposits in money market funds that invest primarily in short-term securities issued or guaranteed by the U.S. government or its agencies or instrumentalities and contain no restrictions on immediate redemption. These deposits totaled $0.6 million at both March 31, 2026 and December 31, 2025. Interest earned on cash equivalents is included in interest income in our Condensed Consolidated Statements of Comprehensive Results of Operations.

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

No impairment of goodwill was recognized as of March 31, 2026 or during 2025.

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

Contract assets and liabilities: The timing of revenue recognition, billing, and cash collection results in the recognition of accounts receivable, unbilled receivables for revenue recognized in excess of billings, and deferred revenue in the Condensed Consolidated Balance Sheets. We have elected to use the practical expedient of expensing incremental costs of obtaining a contract for our contracts of less than one year in duration. We may receive advances or deposits from our customers before revenue is recognized, resulting in contract liabilities, which are reflected as “deferred revenue” in our Condensed Consolidated Balance Sheets. Customer deposits are short term as the related performance obligations are typically fulfilled within 12 months. Changes in deferred revenue relate to fluctuations in the timing of customer deposits and completion of performance obligations. Revenue recognized during the three months ended March 31, 2026, from amounts included in deferred revenue at December 31, 2025, totaled $4.5 million. Approximately $4.1 million of revenue was recognized during the three months ended March 31, 2025, from amounts included in deferred revenue at December 31, 2024, which totaled $5.3 million.

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

Inflation Reduction Act of 2022 (“IRA”)

The IRA was enacted into law on August 16, 2022, and provides for various clean energy credits, including an Advanced Manufacturing Production Credit under Section 45X (“45X Credit”) for eligible parts, including torque tubes and structural fasteners. We receive the benefit of the 45X Credits earned by our wholly owned subsidiary Alpha Steel as products are manufactured. Utilizing guidance in IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, we recognize the benefits of these reductions as they are earned during the manufacturing process and reflect them as other receivables, as we frequently monetize the amounts due, and as a reduction in our cost of revenue.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act, which accelerates the phase-outs and terminations of various eligible federal tax credits enacted as part of the IRA.

Accounting standards adopted in current period

Effective January 1, 2026, we adopted on a prospective basis Accounting Standards Update ("ASU") 2025-05, Financial Instruments - Credit Losses (Topic 326). In connection with the adoption of this new standard, we elected to utilize the practical expedient to assume that current conditions as of the balance sheet date will persist through a reasonable and supportable forecast period when adjusting historical data to be used in the estimation of credit losses. There was no material impact on the Company's financial condition or results of operations upon adoption.

Recent accounting pronouncements not yet adopted

In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU No. 2023-09 - Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 requires companies to disclose (i) additional categories of information about federal, state and foreign income taxes above a quantitative threshold in their rate reconciliation table and (ii) income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes for annual periods, as well as other disclosure changes. As an emerging growth company, we are not required to adopt ASU 2023-09 prior to our annual reporting for the year ending December 31, 2026, although earlier adoption is permitted. We are currently evaluating the impact of ASU 2023-09 on our existing income tax disclosures and the method of adoption.

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

Other standards that have been issued but not yet adopted as of March 31, 2026, are either not applicable to us or are not expected to have any material impact upon adoption.

3. Accounts receivable, net

Accounts receivable consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Trade receivables	$25,135	$22,722
Revenue recognized in excess of billings	27,735	30,889
Other receivables	6,589	5,201
Total	59,459	58,812
Allowance for credit losses	(3,071)	(3,069)
Accounts receivable, net	$56,388	$55,743

Other receivables at March 31, 2026 and December 31, 2025 primarily relate to 45X Credits earned in connection with manufacturing activity by our wholly owned subsidiary, Alpha Steel.

Approximately $14.3 million of net accounts receivable are related to certain large projects that have been deferred or are in dispute and have been outstanding for more than a year. We are continuing to seek resolution with our customers to collect the amounts owed to us and have taken into consideration what we ultimately expect to recover in our estimate of the allowance for credit losses. Actual results could differ from our estimates.

Activity in the allowance for credit losses during the three months ended March 31, 2026 and 2025 was as follows:

	Three months ended March 31,
(in thousands)	2026	2025
Balance at beginning of period	$3,069	$1,717
Amounts charged (credited) to earnings during the period	2	(92)
Balance at end of period	$3,071	$1,625

4. Inventories

Inventories consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Raw materials	$781	$452
Work in process	257	227
Finished goods	9,076	9,443
Allowance for slow-moving and obsolete inventory	(689)	(495)
Total	$9,425	$9,627

Activity in the allowance for slow-moving and obsolete inventory during the three months ended March 31, 2026 and 2025 was as follows:

	Three months ended March 31,
(in thousands)	2026	2025
Balance at beginning of period	$495	$516
Additions charged to earnings	194	—
Balance at end of period	$689	$516

5. Prepaid and other current assets

Prepaid and other current assets consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Vendor deposits	$7,539	$6,393
Prepaid expenses	720	656
Prepaid taxes	847	789
Deferred cost of revenue	353	360
Other current assets	2,912	3,096
Total	$12,371	$11,294

At March 31, 2026 and December 31, 2025, other current assets included $2.0 million for a non-interest-bearing customer advance related to pre-project construction financing activities. This advance is secured by certain customer assets and is currently due.

6. Leases

We lease office and warehouse space in various locations, including in the United States, India and Australia. Additionally, we lease space for an applications laboratory in Austin, Texas and research and development facilities in both Seguin, Texas and India. We also sub-lease the Alpha Steel facility. Apart from Alpha Steel, the remainder of our manufacturing is outsourced to contract manufacturing partners, and we currently do not own or lease any of those outsourced manufacturing facilities.

Our expense for our operating leases consisted of the following:

	Three months ended March 31,
(in thousands)	2026	2025
Operating lease cost	$256	$327
Short-term lease cost	283	66
Total lease cost	$539	$393

Reported in:
Cost of revenue	$449	$183
Research and development	19	7
Selling and marketing	22	27
General and administrative	49	176
Total lease cost	$539	$393

Future remaining operating lease payment obligations were as follows:

(in thousands)	March 31, 2026
Remainder of 2026	$386
2027	482
2028	94
2029	57
2030	24
Total lease payments	1,043
Less: imputed interest	(218)
Present value of operating lease liabilities	$825

Current portion of operating lease liability	$389
Operating lease liability, net of current portion	436
Present value of operating lease liabilities	$825

7. Property and equipment, net

Property and equipment consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Leasehold improvements	$711	$696
Plant and field equipment	2,598	2,600
Information technology equipment	967	876
Tooling	2,483	2,347
Capitalized software	1,341	1,301
Total	8,100	7,820
Accumulated depreciation	(4,379)	(4,027)
Property and equipment, net	$3,721	$3,793

Depreciation expense for the three months ended March 31, 2026 and 2025, totaled $0.4 million and $0.3 million, respectively.

8. Goodwill

During the three months ended March 31, 2026 and 2025, activity in our goodwill balance was as follows:

	Three months ended March 31,
(in thousands)	2026	2025
Balance at beginning of period	$7,444	$7,139
Translation	83	34
Balance at end of period	$7,527	$7,173

9. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	March 31, 2026	December 31, 2025
Accrued cost of revenue	$20,411	$16,156
Accrued compensation	1,610	2,699
Accrued interest	209	399
Other accrued expenses	4,211	4,516
Total accrued expenses	$26,441	$23,770

Warranty reserves	$10,089	$10,357
Current portion of operating lease liability	389	404
Non-federal tax collections, net of obligations	(77)	(36)
Total other current liabilities	$10,401	$10,725

Other accrued expenses primarily include amounts due for (i) legal costs associated with outstanding corporate or legal matters and (ii) other professional services.

Activity by period in the Company's warranty accruals was as follows:

	Three months ended March 31,
(in thousands)	2026	2025
Balance at beginning of period	$11,913	$11,904
Warranties issued and remediation added during the period	438	1,045
Settlements made during the period	(702)	(656)
Changes in liability for pre-existing warranties	(282)	(442)
Balance at end of period	$11,367	$11,851

	As of
	March 31, 2026	March 31, 2025
Warranty accruals are reported in:
Other current liabilities	$10,089	$9,645
Other non-current liabilities	1,278	2,206
Balance at end of period	$11,367	$11,851

10. Income taxes

For the three months ended March 31, 2026 and 2025, we recorded income tax expense of $0.20 million and income tax expense of $0.25 million, respectively. These amounts for each period were lower than the statutory rate of 21%, primarily due to a valuation allowance established against the U.S. deferred tax assets.

We have had no material change in our unrecognized tax benefits since December 31, 2025. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of March 31, 2026, and December 31, 2025, we had no accrued interest or penalties related to unrecognized tax benefits.

11. Debt

(in thousands)	March 31, 2026	December 31, 2025
Acquisition notes	$2,211	$2,681
Principal amount of term loans	53,633	55,171
Accrued exit fee	19	—
Less: discount and deferred loan costs	(33,265)	(35,250)
Total debt, net	22,598	22,602
Less: short-term debt	(9,711)	(12,681)
Long-term debt, net	$12,887	$9,921

Acquisition Notes

In connection with our acquisition of 100% of the Membership Interests in Alpha Steel in November 2025, we agreed to pay approximately $2.7 million in various installments during 2026, which was evidenced by Acquisition Notes. During the quarter ended March 31, 2026, we made a required principal payment of approximately $0.5 million to the Selling Members. The Acquisition Notes bear interest on any unpaid balance at a rate of 3.64% per annum, mature no later than five business days after July 1, 2026, and are secured by all of Alpha Steel's assets, provided, however, the security interests granted to each of the Selling Members under the Acquisition Notes are subordinate and junior to the security interests in favor of the Lenders under the Credit Agreement described below. The Acquisition Notes were discounted upon issuance at a market-participant discount rate resulting in an effective interest rate of approximately 12% until maturity.

Credit Agreement and New Warrants

We entered into a Credit Agreement, effective July 2, 2025 (the "Original Credit Agreement:"), with various lenders (the "Lenders") and Acquiom Agency Services LLC, as Administrative Agent. On November 1, 2025 we entered into a First Amendment to Credit Agreement to amend certain of the financial covenants applicable to us and in connection with our agreement to acquire 100% of the membership interests in Alpha Steel. On March 23, 2026, we entered into the Second Amendment pursuant to which: (i) the Lenders provided a waiver relating to our breach of the purchase order covenant for the fiscal quarter ended December 31, 2025; (ii) the Lenders agreed that a purchase order covenant will not apply to us until the fiscal quarter ending March 31, 2027; and (iii) we and the Lenders agreed to further amend the financial covenants under the Credit Agreement. The amended financial covenants applicable under the Credit Agreement are summarized below. Additionally, in connection with the Second Amendment, we agreed to repay a portion of the principal amount outstanding under the Credit Agreement as follows: (x) $2.5 million of principal was repaid on March 23, 2026; (y) $2.5 million of principal will be repaid on May 22, 2026; and (z) $5.0 million of principal will be repaid on September 30, 2026. The amount of each of the foregoing principal repayments is referred to as an "ECF Repayment Amount". The Original Credit Agreement, as amended, is referred to throughout as the "Credit Agreement".

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

Upon entering into the Credit Agreement, we also issued warrants (the "New Warrants") to the Lenders for an aggregate 6,836,237 shares of our common stock. The New Warrants are (i) exercisable at any time through July 2, 2035, at an exercise price of $0.01 per share, and (ii) accounted for as a long-term liability, based on terms that could require cash settlement upon the occurrence of a contingent change in control event.

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

In addition to the required principal payments under the Second Amendment, the Credit Agreement also provides for the mandatory prepayment of the indebtedness and other obligations outstanding under the Credit Agreement and other applicable loan documents upon the occurrence of certain events (including in connection with a change in control of the Company) and upon acceleration following an Event of Default (an "Exit Fee Event"). If an Exit Fee Event occurs, the Company shall pay an exit fee (the "Exit Fee") equal to (x) the aggregate amount of all Term Loans extended by the Lenders under the Credit Agreement, multiplied by (y) the Exit Fee Percentage, minus (z) the amount of interest paid in cash by the Company prior to the Exit Fee Event, where the "Exit Fee Percentage" equals 25% in connection with a change of control transaction, or otherwise equals 50%.

As a result of the principal payments required in 2026 under the terms of the Second Amendment, we now estimate an Exit Fee of approximately $2.6 million will be owed upon maturity of the debt, in addition to the repayment at maturity of any outstanding principal under the Term Loans, plus accrued and unpaid interest. We are accreting each period, as additional interest expense using the interest method, an amount for the expected exit fee obligation that we estimate will be due on July 2, 2029. The amount accrued as of March 31, 2026 for the exit fee obligation is reflected as a component of our total debt balance.

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

Additionally, the Company’s direct tracker margin must exceed certain thresholds for each fiscal quarter, beginning with the fiscal quarter ended March 31, 2026, and the financial covenants also include a requirement that the amounts due to the Company under new purchase orders must meet certain thresholds beginning with the fiscal quarter ending March 31, 2027.

At March 31, 2026, the Company was in compliance with all applicable financial covenants under the Credit Agreement.

Senior Notes and Original Warrants

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

Changes in the number and value of our Original and New Warrants were as follows:

	Three months ended March 31,
	2026		2025
	Number of warrants	Value ($000's)	Number of warrants	Value ($000's)
Beginning balance	6,836,237	$74,515	1,750,000	$9,520
Change in fair value of warrant liability	N/A	(48,742)	N/A	(4,604)
Ending balance	6,836,237	$25,773	1,750,000	$4,916

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

Interest

Total interest expense recognized during the three months ended March 31, 2026 and 2025, was $3.9 million and $0.7 million, respectively. The effective interest rate for our long-term debt, including accretion of the exit fee obligation and amortization of the discount and deferred loan costs, is approximately 30%.

12. Commitments and contingencies

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

CBP has legally finalized both Revised CBP Assessments. We filed a formal protest for the 625 Assessment in September of 2023 and for the Revised 939 Assessment in March of 2024. On February 11, 2026, CBP partially approved our protest of the 625 Assessment, which reduced our estimated exposure down to $0.07 million. We were notified on March 18, 2026, that CBP had denied our protest of the Revised 939 Assessment. Based on the denial by CBP, we accrued approximately $2.7 million, inclusive of interest, in our consolidated financial results for the year ended December 31, 2025. We are currently evaluating our options to challenge this decision by CBP in the U.S. Court of International Trade (the "Court") as to the merits of the disputed tariff classifications. However, because matters of this nature are subject to inherent uncertainties, and unfavorable rulings or developments, including future assessments of additional duties or tariffs owed in respect of other shipments or other materials beyond what is presently included in the Revised CBP Assessments, there can be no certainty that the Company might ultimately prevail in the Court and we could also be subject to future assessments of additional duties or tariffs owed in respect of other shipments or other materials beyond what is presently included in the Revised CBP Assessments, or incur charges that are not currently recorded as liabilities which could have a material adverse effect on our consolidated results of operations, financial position, or liquidity.

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

13. ATM program

On May 16, 2025, we filed an amendment to replace an existing Form S-3 shelf registration statement relating to (a) the issuance and sale from time to time in one or more transactions, of up to $65 million in aggregate of our common stock, preferred stock, debt securities and warrants and (b) an at the market offering prospectus covering the offering, issuance and sale of up to a maximum aggregate offering price of approximately $13.75 million of our common stock that may be sold under our ATM program.

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

Sales of newly issued shares of our common stock under the ATM program were as follows:

	Three months ended March 31, 2026		Three months ended March 31, 2025
	Number of shares	Amount ($000's)	Number of shares	Amount ($000's)
Sales of newly issued shares of common stock	168,700	$805	—	—
Less: fees incurred	—	(21)	—	—
Total	168,700	$784	—	$—

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

At March 31, 2026, approximately $8.2 million remained available for sale under the existing Sale Agreement and prospectus for the ATM program.

14. Stock-based compensation

Stock-based compensation expense for each period was as follows:

	Three months ended March 31,
(in thousands)	2026	2025
Cost of revenue	$645	$243
Research and development	158	60
Selling and marketing	103	16
General and administrative	2,431	(39)
Total stock compensation expense	$3,337	$280

15. Related party transactions

On November 11, 2025, we entered into a Membership Interest Purchase Agreement with the Selling Members of Alpha Steel pursuant to which we agreed to acquire all of their membership interests, effective November 12, 2025. Prior to November 12, 2025, we held a 45% interest in Alpha Steel, which was accounted for under the equity method of accounting and during which time Alpha Steel was considered a related party.

As of March 31, 2026 and December 31, 2025, Alpha Steel was consolidated into our financial results as a wholly owned subsidiary and all intercompany balances as of those dates had been eliminated in consolidation, including Alpha Steel's intercompany results of operations for the three months ended March 31, 2026 and the period from November 13, 2025 to December 31, 2025.

During the three months ended March 31, 2025, we received invoices from Alpha Steel for purchases totaling $4.7 million.

16. Net income (loss) per share

	Three months ended March 31,
($ in thousands)	2026	2025
Net income (loss) for basic calculation	$32,599	$(3,819)
Less: decrease in fair value of warrants	(48,742)	(4,604)
Net loss for diluted calculation	$(16,143)	$(8,423)

Weighted average shares outstanding for calculating basic income (loss) per share	15,568,299	12,888,695
Add: Assumed exercise of warrants	6,828,070	1,700,277
Weighted average shares outstanding for calculating diluted loss per share	22,396,369	14,588,972

Basic income (loss) per share	$2.09	$(0.30)
Diluted loss per share	$(0.72)	$(0.58)

For purposes of computing diluted loss per share, weighted average common shares outstanding do not include potentially dilutive securities that are anti-dilutive, as shown below.

	For the three months ended March 31,
	2026	2025
Anti-dilutive securities excluded from calculating dilutive loss per share:
Shares of common stock issuable under stock option plans outstanding	201,905	206,405
Shares of common stock issuable upon vesting of RSUs	3,731,661	1,593,926
Potential common shares excluded from diluted net loss per share calculation	3,933,566	1,800,331

17. Segment information

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

Based on certain significant period cost information regularly provided to our Chief Operating Decision Maker, following is a reconciliation of such costs to our consolidated net income (loss) for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
($ in thousands)	2026	2025
Revenue:
Product	$11,762	$18,202
Service	5,503	2,601
Total revenue	17,265	20,803
Cost of revenue
Product	13,808	20,111
Service	4,684	4,139
Total cost of revenue	18,492	24,250
Gross loss	(1,227)	(3,447)
Less: significant segment period costs:
Stock-based compensation expense	(2,692)	(37)
Personnel costs (excluding stock-based compensation)	(3,728)	(4,310)
Credit loss provisions	(2)	92
Other segment expenses(1)	(4,409)	(2,858)
Interest expense	(3,896)	(711)
Interest income	5	6
Gain from disposal of investment in unconsolidated subsidiary	—	3,204
Gain from change in fair value of warrant liability	48,742	4,604
Other income, net	1	4
Loss from unconsolidated subsidiary	—	(112)
Provision for income taxes	(195)	(254)
Net income (loss)	$32,599	$(3,819)
Supplemental information:
Indirect personnel costs (excluding stock-based compensation) in cost of revenue	$2,646	$2,504
Total depreciation and amortization expense	$365	$302
Capital expenditures	$276	$83
Total assets at period end	$97,849	$84,061

(1)

Other segment expenses include research and development material and lab expenditures, professional services, marketing, employee travel, facility, insurance, depreciation and amortization and certain other period costs.

18. Subsequent events

Effective April 29, 2026, our Board of Directors ("Board") appointed Anthony Carroll as the Company's new President and Chief Executive Officer, replacing Yann Brandt. Mr. Carroll has served on our Board since December 15, 2025, and will continue to be a member of the Board. Mr. Carroll previously served as Chief Executive Officer until April 2026 of Veev, a wholly-owned subsidiary of Lennar focused on efficient and sustainable homebuilding.

Mr. Brandt also departed as a member of our Board, effective April 29, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and related notes included in Item 1 of this Form 10-Q and along with information included in our 2025 Annual Report. In addition to historical financial information, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in Part I, Item 1A. "Risk Factors" included in our 2025 Annual Report. Additionally, our historical results are not necessarily indicative of the results that may be expected in any future period.

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

In 2019, 90% of our supply chain was sourced from China. As of March 31, 2026, we have qualified suppliers outside of China for certain of our commodities and we continue to work to have second-source capability for all Chinese-manufactured components to help reduce the extent to which our supply chain for U.S.-based projects is subject to existing tariffs and to be able to quickly address potential future regulatory and governmental policy changes. We have entered into partnerships with manufacturers based in the United States, India, South Africa, Spain, Turkey, Thailand and Vietnam to diversify our supply chain and optimize costs.

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

On April 5, 2025, the United States imposed a universal 10% "reciprocal" tariff on most imports into the United States, excluding certain products and certain qualifying imports from Canada and Mexico. Throughout 2025, tariff rates continued to change and fluctuate as negotiations continued between the United States and various countries. As an example, the United States increased the reciprocal tariff rate on China from 10% to 125%, in addition to other tariffs of 20% imposed on China earlier in 2025 and the Section 301 tariffs imposed on many Chinese-origin products during the first Trump Administration, and China imposed a retaliatory 125% tariff on goods imported from the United States in response. In May 2025, the U.S. and China agreed to a 90-day rollback whereby the United States cut the Chinese levies from 145% to 30% and China lowered the duties on U.S. goods from 125% to 10%, effective May 14, 2025. This rollback period was subsequently extended through November 10, 2026. New reciprocal tariffs were also announced on selected countries that were well above the universal 10% tariff rate. On February 20, 2026, the U.S. Supreme Court rejected the Trump Administration's use of the International Emergency Economic Powers Act as a basis for the imposition of tariffs and, as a result of that ruling, on March 6, 2026, CBP outlined plans to establish a system for tariff refunds in 45 days following an order on March 4, 2026, by the Court of International Trade for CBP to progress with a tariff refund process. Following the ruling by the U.S. Supreme Court, the Trump Administration announced it would utilize authority under Section 122 of the Trade Act of 1974 to implement tariffs of up to 15% for a limited period of time without U.S. Congressional approval and may ultimately replace such tariffs with longer-lasting authority under Section 301 of the Trade Act. As of the filing of this Quarterly Report, matters involving tariffs continue to evolve and change. Depending on the terms of our existing contracts with customers, we may not in all cases be able to fully recover the increased cost for delivery of tracker systems currently being manufactured for our customers by our international vendors due to higher tariffs currently in place or that may be imposed in the future, which has and may continue to impact our expected profitability under certain contracts. Imposition of new or higher tariffs could also adversely affect the amount or timing of our future revenue, results of operations or cash flows.

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

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act, which accelerates the phase-outs and terminations of various eligible federal tax credits enacted as part of the IRA.

The reduction, elimination or expiration of government incentives for, or regulations mandating the use of, as well as corporate commitments to the use of renewable energy and solar energy specifically, could reduce demand for solar energy systems and harm our business, financial condition and results of operations.

Disruptions in Transportation and Supply Chain. Our costs are affected by the costs of certain components and materials, such as steel, motors and micro-chips, as well as transportation costs. Capacity constraints, particularly with regard to U.S. manufactured steel output, current market conditions, extreme adverse weather events and international conflicts may constrain the supply of materials and disrupt the flow of materials from international vendors, which could impact the cost of our products and services, along with overall rates of inflation in the global economy. For example, the war with Iran has led to recent increases in the price of oil which can affect transportation costs we are required to pay for delivery of materials to our customers that we may not be able to recover under the terms of our contracts. While inflation rates and certain costs have moderated recently, the overall level of various other costs, including fuel costs, continues to be elevated. Although we don't believe inflation has had a material impact on our results as presented in this report, such cost increases and decreases could impact our future operating margins, if material.

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

Key Components of Our Results of Operations

The following discussion describes certain line items in our Condensed Consolidated Statements of Comprehensive Results of Operations.

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

During 2025, and for the three months ended March 31, 2026 and 2025, we added new employees in certain areas in response to current project activity levels. Certain of our headcount changes also reflect a shift of our employee base to more cost-effective markets with exceptional talent. Our gross profit may vary period-to-period due to changes in our headcount, ASP, product costs, product versus service mix, customer mix, geographical mix, shipping methods, warranty costs and seasonality.

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

Results of Operations - Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

	Three months ended March 31,
	2026		2025
(in thousands, except percentages)	Amounts	Percentage of revenue	Amounts	Percentage of revenue
Revenue:
Product	$11,762	68.1%	$18,202	87.5%
Service	5,503	31.9%	2,601	12.5%
Total revenue	17,265	100.0%	20,803	100.0%
Cost of revenue:
Product	13,808	80.0%	20,111	96.7%
Service	4,684	27.1%	4,139	19.9%
Total cost of revenue	18,492	107.1%	24,250	116.6%
Gross loss	(1,227)	(7.1%)	(3,447)	(16.6%)
Operating expenses
Research and development	1,118	6.5%	924	4.4%
Selling and marketing	1,715	9.9%	1,136	5.5%
General and administrative	7,998	46.3%	5,053	24.3%
Total operating expenses	10,831	62.7%	7,113	34.2%
Loss from operations	(12,058)	(69.8%)	(10,560)	(50.8%)
Interest expense	(3,896)	(22.6%)	(711)	(3.4%)
Interest income	5	0.0%	6	0.0%
Gain from disposal of investment in unconsolidated subsidiary	—	0.0%	3,204	15.4%
Gain from change in fair value of warrant liability	48,742	282.3%	4,604	22.1%
Other income, net	1	0.0%	4	0.0%
Loss from unconsolidated subsidiary	—	0.0%	(112)	(0.5%)
Income (loss) before income taxes	32,794	189.9%	(3,565)	(17.1%)
Provision for income taxes	(195)	(1.1%)	(254)	(1.2%)
Net income (loss)	$32,599	188.8%	$(3,819)	(18.4%)

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

	Three months ended March 31,
(in thousands)	2026	2025	$ Change	% Change
Product	$11,762	$18,202	$(6,440)	(35.4)%
Service	5,503	2,601	2,902	111.6%
Total revenue	$17,265	$20,803	$(3,538)	(17.0)%

Product revenue

The decrease in product revenue for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily due to a decrease of 52% in the amount of MW produced due mainly to project size and timing. This was partially offset by an increase of 34% in ASP for the three months ended March 31, 2026, resulting from project mix changes as compared to the three months ended March 31, 2025.

Service revenue

The increase in service revenue for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, primarily resulted from (i) an increase of 56% in logistics activity levels and (ii) an increase of 35% in ASP as compared to the three months ended March 31, 2025 as a result of project size and pricing.

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

	Three months ended March 31,
(in thousands)	2026	2025	$ Change	% Change
Product	$13,808	$20,111	$(6,303)	(31.3)%
Service	4,684	4,139	545	13.2%
Total cost of revenue	$18,492	$24,250	$(5,758)	(23.7)%
Gross loss	$(1,227)	$(3,447)	$2,220	64.4%
Gross loss percentage of revenue	(7.1%)	(16.6%)

The decrease in cost of revenue for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily driven by a decrease of 52% in MW produced and lower shipping and warehousing costs. This was partially offset by (i) additional costs related to the inclusion of Alpha Steel, (ii) higher tariffs, and (iii) an increase of 56% in logistics activity levels.

Our gross margin percentage of revenue for the three months ended March 31, 2026 was a negative 7.1%, compared to a negative 16.6% for the three months ended March 31, 2025.

We had negative gross margin for the three months ended March 31, 2026 due mainly to the impact of the low levels of product revenues which were not sufficient to fully cover our indirect costs.

We had negative gross margin for the three months ended March 31, 2025 due to (i) the impact of low product revenue levels which were not sufficient to cover our direct costs and (ii) insufficient service revenue to fully cover our warehousing costs.

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

	Three months ended March 31,
(in thousands)	2026	2025	$ Change	% Change
Research and development	$1,118	$924	$194	21.0%

The increase in research and development expenses for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily attributable to (i) higher spending on lab and other research activities totaling $0.1 million. and (ii) higher stock-based compensation costs of $0.1 million due to recent grants of new awards. Research and development expenses as a percentage of revenue were 6.5% for the three months ended March 31, 2026, as compared to 4.4% for the three months ended March 31, 2025.

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

	Three months ended March 31,
(in thousands)	2026	2025	$ Change	% Change
Selling and marketing	$1,715	$1,136	$579	51.0%

The increase in selling and marketing expenses for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily attributable to (i) higher payroll costs of $0.2 million due to higher headcount levels, (ii) higher professional services and stock-based compensation expense of $0.2 million, (iii) higher credit loss provisions of $0.1 million, and (iv) increased travel. Selling and marketing costs as a percentage of revenue were 9.9% for the three months ended March 31, 2026, compared to 5.5% for the three months ended March 31, 2025.

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

	Three months ended March 31,
(in thousands)	2026	2025	$ Change	% Change
General and administrative	$7,998	$5,053	$2,945	58.3%

The increase in general and administrative expenses for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily attributable to (i) higher stock-based compensation expense of $2.5 million as a result of new award grants, (ii) higher professional service costs of $1.0 million, largely attributable to increased legal fees and (iii) increased travel and facility costs. These increases were partially offset by lower payroll expense of $0.7 million, due mainly to lower headcount levels and lower bonus and severance costs. General and administrative expenses as a percentage of revenue were 46.3% for the three months ended March 31, 2026, compared to 24.3% for the three months ended March 31, 2025.

Interest expense

	Three months ended March 31,
(in thousands)	2026	2025	$ Change	% Change
Interest expense	$3,896	$711	$3,185	448.0%

Interest expense is related mainly to our outstanding short- and long-term debt and consisted of the following:

	Three Months Ended March 31,
	2026	2025
Amortization of debt discount and issue cost	$2,197	$210
Paid-in-kind and exit fee non-cash interest added to debt	1,001	492
Current period interest paid in cash	488	8
Accrued interest at period end	209	—
Interest in accounts payable and other	1	1
Total interest expense	$3,896	$711

Gain from change in fair value of warrant liability

	Three months ended March 31,
(in thousands)	2026	2025	$ Change	% Change
Gain from change in fair value of warrant liability	$48,742	$4,604	$44,138	958.7%

The New Warrants issued in connection with the Credit Agreement, as described further in Note 11, "Debt" in our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report, are classified as a long-term liability. Due largely to a decrease in the price of our common stock during the three months ended March 31, 2026, the fair value of the New Warrants decreased from $74.5 million at December 31, 2025 to $25.8 million as of March 31, 2026, resulting in recognition of a non-cash gain during the three months ended March 31, 2026.

Loss from unconsolidated subsidiary

	Three months ended March 31,
(in thousands)	2026	2025	$ Change	% Change
Loss from unconsolidated subsidiary	$—	$(112)	$112	(100.0%)

On November 11, 2025, we entered into a Membership Interest Purchase Agreement with the other equity holders of Alpha Steel pursuant to which we acquired 100% of the membership interests in Alpha Steel, effective November 12, 2025. As a result, Alpha Steel is now our wholly owned subsidiary and the financial results of Alpha Steel since November 12, 2025 have been included in our consolidated results. Prior to November 12, 2025, we held a 45% interest in Alpha Steel, which we accounted for under the equity method of accounting. The loss from unconsolidated subsidiary for the three months ended March 31, 2025 represented our share of the net operating results incurred by Alpha Steel during that period.

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

We have incurred cumulative operating losses since inception and have a history of cash outflows from operations, inclusive of $12.8 million in cash utilized in our operating activities during the three months ended March 31, 2026. As of March 31, 2026, we had cash on hand of $5.6 million, $20.4 million of working capital and a stockholders' deficit of $6.1 million.

ATM program

As of March 31, 2026, in addition to our cash on hand and working capital, we had approximately $8.24 million of remaining capacity available for future sales of our common stock under an effective prospectus supplement to our at the market facility under the At the Market Offering Agreement dated May 1, 2025 (the "Sale Agreement") with H.C. Wainwright & Co. LLC, and the related prospectus covering the offering, issuance and sale of up to a maximum aggregate offering price of approximately $13.75 million of our common stock that may be sold under such At the Market Offering Agreement in at the market offerings (the "ATM program"), described further in Note 13, "ATM program" below. There can be no assurance regarding the price at which we will be able to sell such shares in the future, whether under the

ATM program or other securities offerings, and any sales of our common stock under the ATM program or other securities offerings may be at prices that result in additional dilution to our existing stockholders.

Second Amendment to Credit Agreement

As described further in Note 11, "Debt" in Part I, Item 1 of this Quarterly Report, on March 23, 2026, we entered into a Second Amendment and Limited Waiver to our Credit Agreement (the “Second Amendment”) pursuant to which the Lenders: (i) provided a waiver relating to our breach of the purchase order covenant in our Credit Agreement for the fiscal quarter ended December 31, 2025; (ii) agreed that a purchase order covenant will not apply to us until the fiscal quarter ending March 31, 2027; and (iii) agreed to further amend certain other existing financial covenants under the Credit Agreement, including the elimination of the minimum revenue and cash covenants for the quarter ended March 31, 2026. Additionally, in connection with the Second Amendment, we agreed to repay a portion of the principal amount outstanding under the Credit Agreement as follows: (x) $2.5 million of principal was repaid on March 23, 2026; (y) $2.5 million of principal will be repaid on May 22, 2026; and (z) $5.0 million of principal will be repaid on September 30, 2026.

Payments for acquisition of Alpha Steel

On November 11, 2025, we entered into a Membership Interest Purchase Agreement with the other equity holders (the "Selling Members") of Alpha Steel LLC ("Alpha Steel") pursuant to which we agreed to acquire all of their membership interests for a purchase price of approximately $2.7 million, which was evidenced by promissory notes payable in various installments during 2026 (the "Acquisition Notes"). As of March 31, 2026, we had made a required payment of approximately $0.5 million to the Selling Members, with remaining installments, plus accrued interest, due by no later than July 2026. The Acquisition Notes are secured by all of Alpha Steel's assets, provided, however, the security interests granted to each of the Selling Members under the Acquisition Notes are subordinate and junior to the security interests in favor of the Lenders under the Credit Agreement.

Conclusion of substantial doubt

In view of the requirements for quarterly cash interest payments and certain specified principal payments under the Credit Agreement (including the required prepayments summarized above) and principal and interest payments for the Acquisition Notes, as well as our history of operating losses and cash outflows, and considering that the availability of additional financing provided by the Credit Agreement in the form of Second Delayed Draw Term Loans is not completely within our control, we believe these factors create uncertainty as to our ability to fully meet the financial covenant requirements under the Credit Agreement during the twelve months following issuance of this Quarterly Report. Therefore, we have concluded that substantial doubt exists as to our ability to continue as a going concern within the next year.

Our ability to meet our liquidity needs over the next year is dependent upon (i) our cash on hand (subject to (x) required principal repayments of $2.5 million and $5.0 million during May 2026 and September 2026, respectively, under the Credit Agreement, as well as principal and interest payments due for the Acquisition Notes, and (y) a $15.0 million minimum unrestricted cash covenant under the Credit Agreement effective for the quarter ending June 30, 2026 and as further reduced by required principal repayments under the Credit Agreement thereafter) and our compliance with the financial covenants under the Credit Agreement, (ii) our current expectations of increased project activity and cash flow during the twelve-month period following issuance of our consolidated financial statements, (iii) the availability of additional proceeds in the form of Second Delayed Draw Term Loans that may be requested by the Company, subject to approval by the Lenders in their sole discretion, (iv) utilization, as appropriate, of the capacity available for future sales of our common stock under the ATM program, and (v) if we determine necessary, our ability to raise additional capital through other securities offerings. In addition, we continue to remain focused on implementing additional cost savings steps, which could impact, among other things, the location of our headcount and the level of services currently provided by third parties.

Outstanding debt and warrants

Short-term debt

In connection with our acquisition of 100% of the Membership Interests in Alpha Steel in November 2025, we agreed to pay approximately $2.7 million in various installments during 2026, which was evidenced by Acquisition Notes. During the quarter ended March 31, 2026, we made a required principal payment of approximately $0.5 million to the Selling Members. The Acquisition Notes bear interest on any unpaid balance at a rate of 3.64% per annum and were discounted upon issuance at a market-participant discount rate resulting in an effective interest rate of approximately 12% until maturity. At March 31, 2026, the outstanding balance of our Acquisition

Notes totaled approximately $2.2 million. We made a principal reduction of $1.1 million in April 2026 and the remaining balance, plus accrued interest, is required to be paid upon maturity no later than five business days after July 1, 2026.

The remainder of our short-term debt at March 31, 2026 consists of $7.5 million of required principal payments during the next twelve months on our Term Loans, as described further below

Credit Agreement and New Warrants

We entered into the Original Credit Agreement, effective July 2, 2025, with various lenders (the "Lenders") and Acquiom Agency Services LLC, as Administrative Agent. On November 1, 2025 we entered into a First Amendment to Credit Agreement to amend certain of the financial covenants applicable to us and in connection with our agreement to acquire 100% of the membership interests in Alpha Steel. On March 23, 2026, we entered into the Second Amendment pursuant to which: (i) the Lenders provided a waiver relating to our breach of the purchase order covenant for the fiscal quarter ended December 31, 2025; (ii) the Lenders agreed that a purchase order covenant will not apply to us until the fiscal quarter ending March 31, 2027; and (iii) we and the Lenders agreed to further amend the financial covenants under the Credit Agreement. The amended financial covenants applicable under the Credit Agreement are summarized below. Additionally, in connection with the Second Amendment, we agreed to repay a portion of the principal amount outstanding under the Credit Agreement as follows: (x) $2.5 million of principal was repaid on March 23, 2026; (y) $2.5 million of principal will be repaid on May 22, 2026; and (z) $5.0 million of principal will be repaid on September 30, 2026. The amount of each of the foregoing principal repayments is referred to as an "ECF Repayment Amount". The Original Credit Agreement, as amended, is referred to below as the "Credit Agreement".

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

Upon entering into the Credit Agreement, we also issued warrants (the "New Warrants") to the Lenders for an aggregate 6,836,237 shares of our common stock. The New Warrants are (i) exercisable at any time through July 2, 2035, at an exercise price of $0.01 per share, and (ii) accounted for as a long-term liability, based on terms that could require cash settlement upon the occurrence of a contingent change in control event.

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

In addition to the required principal payments under the Second Amendment, the Credit Agreement also provides for the mandatory prepayment of the indebtedness and other obligations outstanding under the Credit Agreement and other applicable loan documents upon the occurrence of certain events (including in connection with a change in control of the Company) and upon acceleration following an Event of Default (an "Exit Fee Event"). If an Exit Fee Event occurs, the Company shall pay an exit fee (the "Exit Fee") equal to (x) the aggregate amount of all Term Loans extended by the Lenders under the Credit Agreement, multiplied by (y) the Exit Fee Percentage, minus (z) the amount of interest paid in cash by the Company prior to the Exit Fee Event, where the "Exit Fee Percentage" equals 25% in connection with a change of control transaction, or otherwise equals 50%.

As a result of the principal payments required in 2026 under the terms of the Second Amendment, we now estimate an Exit Fee of approximately $2.6 million will be owed upon maturity of the debt, in addition to the repayment at maturity of any outstanding principal under the Term Loans, plus accrued and unpaid interest. We are accreting each period, as additional interest expense using the interest method, an amount for the expected exit fee obligation that we estimate will be due on July 2, 2029. The amount accrued as of March 31, 2026 for the exit fee obligation is reflected as a component of our total debt balance as shown in Note 11, "Debt", included in Part I, Item 1 of this Quarterly Report.

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

Additionally, the Company’s direct tracker margin must exceed certain thresholds for each fiscal quarter, beginning with the fiscal quarter ended March 31, 2026, and the financial covenants also include a requirement that the amounts due to the Company under new purchase orders must meet certain thresholds beginning with the fiscal quarter ending March 31, 2027.

At March 31, 2026, the Company was in compliance with all applicable financial covenants under the Credit Agreement.

Senior Notes and Original Warrants

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

Changes in the number and value of our Original and New Warrants were as follows:

	Three months ended March 31,
	2026		2025
	Number of warrants	Value ($000's)	Number of warrants	Value ($000's)
Beginning balance	6,836,237	$74,515	1,750,000	$9,520
Change in fair value of warrant liability	N/A	(48,742)	N/A	(4,604)
Ending balance	6,836,237	$25,773	1,750,000	$4,916

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

At March 31, 2026, the outstanding principal balance of our Term Loans and the A&R Promissory Note totaled approximately $53.6 million, including accrued paid-in-kind interest to date. As noted above, $7.5 million of principal with respect to the Term Loans is required to be paid during the remainder of 2026 and has been classified as short-term debt at March 31, 2026. The remaining outstanding Term Loan and A&R Promissory principal, plus accrued paid-in-kind interest and any applicable Exit Fee, will be due upon maturity, as indicated above.

Statements of cash flows

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three months ended March 31,
(in thousands)	2026	2025
Net cash used in operations	$(12,772)	$(8,483)
Net cash (used in) provided by investing activities	(276)	3,124
Net cash (used in) provided by financing activities	(2,419)	3
Effect of exchange rate changes on cash and cash equivalents	1	18
Decrease in cash and cash equivalents	$(15,466)	$(5,338)

Operating activities

During the three months ended March 31, 2026, we used approximately $8.1 million of cash to fund a portion of our current period expenditures for personnel and facilities, legal and professional fees, insurance, research and development and various other operating activities. This compares to approximately $8.4 million used during the three months ended March 31, 2025, also to fund a portion of our prior period expenditures for various operating activities as described above.

During the three months ended March 31, 2026, we used approximately $4.7 million primarily from changes in working capital, mainly related to timing of customer receipts and vendor payments and changes in activity levels.

Our working capital decreased by approximately $9.2 million from $29.5 million at December 31, 2025 to $20.4 million at March 31, 2026. The decrease was largely attributable to the use of cash described above, partially offset by changes in other working capital balances due to activity levels.

Investing activities

During the three months ended March 31, 2026, we had capital expenditures of approximately $0.3 million, primarily for tooling and new computer and IT equipment.

During the three months ended March 31, 2025, we received $3.2 million of contingent earnout payments from our investment in Dimension that we sold in 2021. We also had capital expenditures of nearly $0.1 million, primarily for tooling.

Financing activities

During the three months ended March 31, 2026, we made (i) principal payments of $3.0 million relating to required payments on our outstanding Term Loan and Acquisition Note debt, and (ii) payments for legal fees totaling $0.2 million incurred in connection with entering into the Second Amendment to our Credit Agreement. We also sold 168,700 new shares of our common stock under our ATM program receiving proceeds of approximately $0.8 million. Proceeds received from stock option exercises were minimal during the three months ended March 31, 2025.

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

Judgments and assumptions

The timing and amounts of revenue and cost of revenue recognition, as well as recording of related receivables and deferred revenue, is highly dependent on our identification of performance obligations in each contract and our estimates by contract of total project cost and our progress toward project completion as of each period end. Certain estimates are subject to factors outside of our control that may impact our suppliers, our costs and the global supply chain. As an example, as described further in "Key Factors Affecting Our Performance" above, we are impacted by (i) changes in project timing by customers, (ii) government regulations, (iii) increases in tariffs, and (iv) disruptions in transportation and supply chains, including the impact of changes in the cost of transportation due to changes in fuel prices as a result of international conflicts or other market disruptions. We base our estimates on the best information available at each period end, but future events and their effects cannot be determined with certainty, and actual results could differ materially from our assumptions and estimates.

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

Adjustments to the allowance are largely dependent on historical experience involving amounts previously collected from our customers in recent years or based on specific changes in a customer's ability to pay. As an example, during the years ended December 31, 2025 and 2024, we recognized additional credit loss provisions of nearly $1.4 million and $2.1 million, respectively, related to our assessments in each year as to the ability by certain specific customers to fully pay contractual amounts owed us. Historical experience, when used in making such adjustments, may not reflect current actual experience.

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

Expected Volatility: Since the Company did not have a trading history of its common stock prior to our IPO and since such trading history subsequent to our IPO may be less than the expected term of an award or our warrants, the expected volatility is derived from a weighted average of (i) our historical volatility over our entire trading history, with respect to certain more recent awards, and, if needed, (ii) the average historical stock volatilities of several public companies within the Company’s industry that it considers to be comparable to its business over a period equivalent to the expected term of the stock option grants, or awards granted with market conditions.

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

In estimating the fair value of the consolidated company, we used our market capitalization based on our closing stock price on the Nasdaq Capital Market at March 31, 2026. Our daily closing stock price is affected by numerous factors, some of which may not directly involve the operations of the company and, historically, has demonstrated high volatility.

We did not identify any impairments of our long-lived assets or goodwill during the three months ended March 31, 2026 and 2025.

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

Non-GAAP Financial Measures

Adjusted EBITDA, adjusted net loss and adjusted earnings per share ("EPS")

We utilize Adjusted EBITDA, Adjusted Net Loss, and Adjusted EPS as supplemental measures of our performance. We define Adjusted EBITDA as net income (loss) plus (i) provision for (benefit from) income taxes, (ii) interest expense, less interest income, (iii) depreciation expense, (iv) amortization expense, (v) stock-based compensation, (vi) loss from changes in the fair value of our warrant liability, and (vii) Chief Executive Officer ("CEO") transition costs, non-routine legal fees, costs associated with our reverse stock split, severance and certain other costs (credits). We also deduct (i) the contingent gains arising from earnout payments and project escrow releases relating to the disposal of our investment in an unconsolidated subsidiary, and (ii) gains from changes in the fair value of our warrant liability from net income or loss in arriving at Adjusted EBITDA. We define Adjusted Net Loss as net income (loss) plus (i) amortization of debt discount and issue costs and intangibles, (ii) stock-based compensation, (iii) loss from changes in the fair value of our warrant liability, (iv) CEO transition costs, non-routine legal fees, costs associated with our reverse stock split, severance and certain other costs (credits), and (v) the income tax expense (benefit) of those adjustments, if any. We also deduct (i) the contingent gains arising from earnout payments and project escrow releases relating to the disposal of our investment in an unconsolidated subsidiary, and (ii) gains from changes in the fair value of our warrant liability from net income (loss) in arriving at Adjusted Net Loss. Adjusted EPS is defined as Adjusted Net Loss on a per share basis using our weighted average diluted shares outstanding.

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

Because of these limitations, Adjusted EBITDA, Adjusted Net Loss, and Adjusted EPS should not be considered in isolation or as substitutes for performance measures calculated in accordance with U.S. GAAP, and you should not rely on any single financial measure to evaluate our business. These non-GAAP financial measures, when presented, are reconciled to the most closely applicable U.S. GAAP measure as disclosed below for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026		2025
(in thousands, except shares and per share data)	Adjusted EBITDA	Adjusted Net Loss	Adjusted EBITDA	Adjusted Net Loss
Net income (loss) per U.S. GAAP	$32,599	$32,599	$(3,819)	$(3,819)
Reconciling items -
Provision for income taxes	195	—	254	—
Interest expense	3,896	—	711	—
Interest income	(5)	—	(6)	—
Amortization of debt discount and issue costs in interest expense	—	2,197	—	210
Depreciation expense	351	—	302	—
Amortization expense	14	14	—	—
Stock-based compensation	3,337	3,337	280	280
Gain from disposal of investment in unconsolidated subsidiary(a)	—	—	(3,204)	(3,204)
Gain from change in fair value of warrant liability(b)	(48,742)	(48,742)	(4,604)	(4,604)
CEO transition(c)	135	135	160	160
Reverse stock split(d)	—	—	1	1
Severance costs(e)	—	—	175	175
Adjusted Non-GAAP amounts	$(8,220)	$(10,460)	$(9,750)	$(10,801)

U.S. GAAP net loss per share:
Basic	N/A	$2.09	N/A	$(0.30)
Diluted	N/A	$(0.72)	N/A	$(0.58)

Adjusted Non-GAAP net loss per share (Adjusted EPS):
Basic	N/A	$(0.67)	N/A	$(0.84)
Diluted	N/A	$(0.67)	N/A	$(0.84)

Weighted-average common shares outstanding for adjusted net loss:
Basic	N/A	15,568,299	N/A	12,888,695
Diluted	N/A	15,568,299	N/A	12,888,695

(a)

We exclude the gain from collections of contingent contractual amounts arising from the sale in 2021 of our investment in an unconsolidated subsidiary as these amounts are not considered part of our normal ongoing operations. The payment received in 2025 was the final contingent payment owed.

(b)	We exclude non-cash changes in the fair value of our outstanding warrants as we do not consider such changes to impact or reflect changes in our core operating performance.
(c)

In connection with hiring a new CEO in August 2024, we agreed to upfront and incremental sign-on bonuses (collectively, the "sign-on bonuses"), a portion of which was paid to our CEO in 2024 and 2025, with clawback provisions until 2026, and a portion of which will be paid during 2026, all contingent upon continued employment. These sign-on bonuses are being expensed over the applicable service periods. We do not view these sign-on bonuses as being part of the normal ongoing compensation arrangements for our CEO.

(d)

We incurred certain professional fees in 2025 to finalize various administrative tasks associated with the Reverse Stock Split that was consummated effective November 29, 2024. We do not consider these fees to be part of our normal ongoing operations.

(e)

Severance costs were incurred during 2025, due to restructuring changes that involuntarily impacted a number of employees, in order to adjust our operations to reflect current market and activity levels and to take advantage of process efficiencies gained.

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

We had $5.6 million of cash and cash equivalents on hand, the vast majority of which was located in the United States as of March 31, 2026. We regularly maintain cash balances with various financial institutions that exceed federally insured amounts, but we have experienced no losses associated with these amounts to date. We periodically evaluate the financial health of the financial institutions we use and may take action in future periods, similar to past actions, to reallocate cash balances between financial institutions based on our evaluation.

Certain of our cash equivalents include deposits in money market funds that invest primarily in short-term securities issued or guaranteed by the U.S. government or its agencies or instrumentalities and contain no restrictions on immediate redemption. The carrying value for these money market fund deposits approximates fair value based on quoted prices in active markets for units held (Level 1 classification) and totaled nearly $0.6 million at March 31, 2026 and over $0.5 million at December 31, 2025.

At March 31, 2026, the outstanding principal balance, including accrued paid-in-kind interest, of our Term Loans and A&R Promissory Note totaled $53.6 million. We also had New Warrants outstanding for 6,836,237 shares of our common stock at March 31, 2026. The New Warrants are exercisable at any time through July 2, 2035, at an exercise price of $0.01 per share.

The fair value of our debt is impacted by changes in interest and market rates for similar debt and the fair value of our New Warrants is largely impacted by changes in the trading price of our common stock, among other factors.

We have no other financial instruments as of March 31, 2026 or December 31, 2025, other than certain non-functional currency intercompany and third-party receivables and payables, which are subject to foreign exchange, interest rate or market risks.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this Quarterly Report. As allowed, management excluded from its assessment of disclosure controls and procedures and internal control over financial reporting the operations of Alpha Steel, which we obtained control of effective November 12, 2025. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2026, solely because of the material weakness described below.

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

Identification of material weakness

Our process for determining revenue to be recognized over time involves multiple spreadsheets and inputs from various parties and sources. While this process is robust, it does require manual coordination and from time to time we identify isolated errors that are not material to our consolidated results. We promptly take action to correct such errors, as necessary, prior to including in our publicly reported financial results. These issues have not reflected a systemic concern with our revenue recognition methodology; rather they have arisen from a discrete fact pattern on a specific project. For example, we found during 2025 that (i) certain spreadsheets had not been updated with the most current cost information available in our general ledger relating to a particular project, (ii) a specific entry was recorded to an incorrect project in one case, and (iii) intercompany margin eliminations associated with Alpha Steel were not applied timely on certain projects. These errors had no material impact on the reported financial results included in this Quarterly Report.

Due to the significance of our accounting for revenue, we have concluded that the control deficiencies noted constitute a material weakness in our controls related to the recognition of revenue. As a result, we are actively implementing enhancements to our internal accounting processes and management review controls to strengthen our ability to prevent and detect such errors on a more timely basis in the future. We are also evaluating opportunities to increase automation within the revenue process and reduce manual effort and improve overall control effectiveness.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CBP has legally finalized both Revised CBP Assessments. We filed a formal protest for the 625 Assessment in September of 2023 and for the Revised 939 Assessment in March of 2024. On February 11, 2026, CBP partially approved our protest of the 625 Assessment, which reduced our estimated exposure down to $0.07 million. We were notified on March 18, 2026, that CBP had denied our protest of the Revised 939 Assessment. Based on the denial by CBP, we accrued approximately $2.7 million, inclusive of interest, in our consolidated financial results for the year ended December 31, 2025. We are currently evaluating our options to challenge this decision by CBP in the U.S. Court of International Trade (the "Court") as to the merits of the disputed tariff classifications. However, because matters of this nature are subject to inherent uncertainties, and unfavorable rulings or developments, including future assessments of additional duties or tariffs owed in respect of other shipments or other materials beyond what is presently included in the Revised CBP Assessments, there can be no certainty that the Company might ultimately prevail in the Court and we could also be subject to future assessments of additional duties or tariffs owed in respect of other shipments or other materials beyond what is presently included in the Revised CBP Assessments, or incur charges that are not currently recorded as liabilities which could have a material adverse effect on our consolidated results of operations, financial position, or liquidity.

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

ITEM 1A. RISK FACTORS

We are subject to a number of risks that in some cases have and moving forward if realized could further adversely affect our business, strategies, prospects, financial condition, results of operations and cash flows. Some of the more significant risks and uncertainties we face include those summarized below. In addition to the risk factors set forth below and the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors set forth in Item 1A. "Risk Factors" in our 2025 Annual Report, which could materially affect our business, financial condition, or future results. Please carefully consider all of the information in this Quarterly Report and our 2025 Annual Report, including the full set of risks set forth in Item 1A. "Risk Factors" of our 2025 Annual Report, and in our other filings with the SEC before making an investment decision regarding us. There have been no material changes to the risk factors disclosed in Part I, Item 1A, "Risk Factors" of our 2025 Annual Report which are summarized below.

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
•
Risks Related to Our Capital Strategy, Our Credit Agreement and Ownership of Our Common Stock
o
The terms and covenants, including the financial covenants, set forth in the Credit Agreement, as amended, restrict our business. In addition, our operations may not provide sufficient cash to meet the repayment obligations under the Credit Agreement or to satisfy the minimum cash, revenue, purchase order and other financial covenants that apply to the Company under the Credit Agreement. If we default under the Credit Agreement, including breaches of the financial covenants, our financial condition and results of operations could be adversely affected, including, without limitation as a result of the reclassification of the term loan balances under the Credit Agreement from long-term debt to current or the Lenders' exercise of their rights under the Credit Agreement, including the requirement that the Company reasonably cooperate in good faith with the Lenders to pursue alternative strategic transactions, in the case of a breach of the financial covenants or the Lenders' foreclosure on their first priority security interest in substantially all of our assets.
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
o
Changes in the U.S. trade environment, including the further imposition of import tariffs, could adversely affect the amount or timing of our revenue, results of operations or cash flows.
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

None.

(b)
Furnish the information required by Item 407(c)(3) of Regulation S-K (§229.407 of this chapter)

None

(c)
Furnish the information required by Item 408(a) of Regulation S-K (17 CFR 229.408(a)).

None of our directors or officers adopted, amended or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K during the three months ended March 31, 2026.

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

Second Amendment to Credit Agreement, dated March 23, 2026, by and among FTC Solar, Inc. and Acquiom Agency Services LLC, as administrative agent for the Lenders# (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2026 and incorporated herein by reference)

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

FTC SOLAR, INC.

Date: May 5, 2026	/s/ Cathy Behnen
Cathy Behnen, Chief Financial Officer