Form 10-K/A
period 2025-12-31
FTC Solar, Inc.
filed 2026-06-15
CIK 1828161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

FTC Solar, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment No. 2”) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, originally filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”) on March 24, 2026 (the “Original Form 10-K”), as amended by the Form 10-K/A filed by the Company with the SEC on April 28, 2026 (“Amendment No. 1” and the Original Form 10-K as amended by Amendment No. 1, the “Amended Form 10-K”), solely for the purpose of amending the beneficial ownership table contained in Part III, Item 12 of the Amended Form 10-K in order to reflect the deletion of AV Securities, Inc. (“AV Securities”) from such beneficial ownership table based on the further certification provided by AV Securities regarding its lack of beneficial ownership of Company securities.

Accordingly, this Amendment No. 2 consists only of the facing page, this explanatory note, Item 12, the signature pages to Form 10-K and the applicable exhibits. The Original Form 10-K and Amendment No. 1 thereto are otherwise unchanged. This Amendment No. 2 should be read in conjunction with the Original Form 10-K and Amendment No. 1 thereto. Further, this Amendment No. 2 does not reflect any subsequent events occurring after the filing date of either of the Original Form 10-K or Amendment No. 1 thereto, and it does not modify or update in any way the disclosures made in the Original Form 10-K or Amendment No. 1 thereto, except as described above.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 2 also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV is amended to include the currently dated certifications of our principal executive officer and principal financial officer as exhibits.

Unless stated otherwise, references in this Amendment No. 2 to “FTC,” “the Company”, “we”, “our” and “us” are used herein to refer to FTC Solar, Inc.

TABLE OF CONTENTS

		Page
PART III
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	1

PART IV
Item 15.	Exhibit and Financial Statement Schedules	4

	SIGNATURES	7

PART III

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

	Shares of Common Stock Beneficially Owned
Name of Beneficial Owner	Number	Percentage
5% Stockholders:

South Lake One LLC(2)	1,486,759	9.3%
ARC Family Trust(3)	1,174,086	7.4%
Named Executive Officers and Directors:
Yann Brandt(4)	310,271	1.9%
Sasan Aminpour(5)	119,252	*	%
Cathy Behnen(6)	46,657	*	%
Patrick Cook(7)	197,076	1.2%
Shaker Sadasivam(8)	1,530,280	9.6%
Anthony (Tony) Alvarez(9)	25,450	*	%
Pablo Barahona(10)	79,292	*	%
Anthony Carroll(11)	65,638	*	%
Ahmad Chatila(12)	237,812	1.5%
Lisan Hung(13)	46,208	*	%
Darrell Jackson(14)	13,567	*	%
David Springer(15)	839,203	5.3%
Maximillian Sultan(16)	—	*	%
All Named Executive Officers and Directors as a group (13 individuals)	3,510,706	21.6%

*	Less than one percent (1%)

(1)	[Reserved].

(2)	Based on Amendment No. 1 to Schedule 13G filed February 1, 2023 on behalf of South Lake One LLC (“South Lake One”), South Cone Investments Limited Partnership (“South Cone”), and South Lake Management LLC (“South Lake Management”). South Lake Management is controlled and managed by the Class A and Class B members of its Board of Managers whereby no member of the Board of Managers has direct or indirect control of South Lake Management, and no member of South Lake Management individually has the power to control South Lake Management or replace its Board of Managers. South Lake Management directly controls South Cone as its general partner with the power to manage South Cone. South Cone directly owns 100% of the issued and outstanding membership interest of South Lake One. South Lake One is managed by the Class A and Class B members of its Board of Managers whereby no member of the Board of Manager has direct or indirect control of South Lake One. South Cone, as the sole member of South Lake One, has the power to control South Lake One and replace its Board of Managers. South Lake One directly holds an aggregate of 1,486,759 shares (post-split basis) of our common stock. South Cone and South Lake Management each indirectly holds an aggregate of 1,486,759 shares (post-split basis) of our common stock. The principal business address for South Lake One, South Cone and South Lake Management is 5711 Pdte. Riesco, Office No. 1603, Las Condes, Santiago, Chile.

(3)	The ARC Family Trust was established by Mr. Chatila for the benefit of certain members of his family. Based on Amendment No. 3 of Schedule 13G filed February 14, 2025, Mr. Shaker Sadasivam, the Chair of our Board of Directors, is the trustee of the ARC Family Trust and has shared voting and dispositive power with respect to the shares of common stock held by ARC Family Trust. As of April 28, 2026, Mr. Sadasivam had sole voting and dispositive power with respect to an additional 347,149 shares of common stock currently held and 9,045 shares of common stock to be issued from the settlement of RSUs that will vest within 60 days of April 28, 2026 (see footnote (3) below). The address of this stockholder is 20 Montchanin Road, Suite 100, Greenville, DE 19807.

(4)	Consists of (i) 234,752 shares of common stock held by Mr. Brandt, (ii) 24,999 shares of common stock to be issued from the settlement of RSUs that have vested, and (iii) 50,520 shares of common stock that will vest within 60 days of April 28, 2026 held by Mr. Brandt.

(5)	Consists of (i) 88,081 shares of common stock held by Mr. Aminpour, (ii) 3,168 shares of common stock to be issued from the settlement of RSUs that have vested, (iii) 12,878 shares of common stock to be issued from the settlement of performance unit RSUs that have vested, and (iv) 15,125 shares of common stock to be issued from the settlement of RSUs that will vest within 60 days of April 28, 2026, held by Mr. Aminpour.

(6)	Consists of (i) 29,359 shares of common stock held by Ms. Behnen, (ii) 2,528 shares of common stock to be issued from the settlement of RSUs that have vested, and (iii) 14,770 shares of common stock to be issued from the settlement of RSUs that will vest within 60 days of April 28, 2026, held by Ms. Behnen.

(7)	Consists of (i) 25,121 shares of common stock held by Mr. Cook, (ii) options for 20,375 shares of common stock that have vested as of April 28, 2026, but have not yet been exercised, held by Mr. Cook, (iii) 878 shares of common stock to be issued from the settlement of RSUs that have vested, (iv) 21,645 shares of common stock to be issued from the settlement of RSUs that will vest within 60 days of April 28, 2026, held by Mr. Cook, (v) 110,197 shares of common stock held by the Etnyre 2021 Family Trust, of which Mr. Cook is trustee, (vi) 9,430 shares of common stock held by the Cook 2021 Family Trust, of which Mr. Cook is trustee, and (vii) 9,430 shares of common stock held by the Patrick Cook 2021 Trust, of which Mr. Cook is trustee.

(8)	Consists of (i) 1,174,086 shares of common stock held by the ARC Family Trust, (ii) 45,439 shares of common stock held by Mr. Sadasivam, (iii) 301,710 shares of common stock held by ChristSivam, LLC, and (iv) 9,045 shares of common stock to be issued from the settlement of RSUs that will vest within 60 days of April 28, 2026 held by Mr. Sadasivam. Mr. Sadasivam is the trustee of the ARC Family Trust and has shared voting and dispositive power with respect to the shares of common stock held by ARC Family Trust. Mr. Sadasivam is also the Manager of ChristSivam, LLC and has sole voting and dispositive power with respect to the shares of common stock held by ChristSivam, LLC. See also above footnote (4) for further information about ARC Family Trust. Mr. Sadasivam has no pecuniary interest in any shares of common stock held by ARC Family Trust and therefore disclaims beneficial ownership of any such shares for purposes of Section 16 of the Exchange Act. The address of this stockholder is 1950 Pine Run Drive, Chesterfield, MO 63108.

(9)	Consists of 25,450 shares of common stock held by Mr. Alvarez.

(10)	Consists of (i) 70,247 shares of common stock held by Mr. Barahona, and (ii) 9,045 shares of common stock to be issued from settlement of RSUs that will vest within 60 days of April 28, 2026, held by Mr. Barahona.

(11)	Consists of (i) 20,638 shares of common stock held by Mr. Carroll, and (ii) options for 45,000 shares of common stock that have vested as of April 28, 2026, held by Mr. Carroll.

(12)	Consists of (i) 228,767 shares of common stock held by Mr. Chatila, and (ii) 9,045 shares of common stock to be issued from settlement of RSUs that have vested as of April 28, 2026, held by Mr. Chatila.

(13)	Consists of (i) 37,163 shares of common stock held by Mr. Hung, and (ii) 9,045 shares of common stock to be issued from the settlement of RSUs that will vest within 60 days of April 28, 2026, held by Ms. Hung.

(14)	Consists of (i) 13,567 shares of common stock to be issued from the settlement of RSUs that will vest within 60 days of April 28, 2026, held by Mr. Jackson.

(15)	Consists of (i) 680,177 shares of common stock held by Mr. Springer, (ii) 9,045 shares of common stock to be issued from the settlement of RSUs that will vest within 60 days of April 28, 2026, held by Mr. Springer, (iii) 49,136 shares of common stock held by the DS 2022 GRAT, (iv) 33,615 shares of common stock held by ZS 2021 Trust, (v) 33,615 shares of common stock held by NS 2021 Trust, and (vi) 33,615 shares of common stock held by AS 2021 Trust. As stated in Amendment No. 3 to Schedule 13G filed February 14, 2025, with respect to the DS 2022 GRAT, Mr. Springer is (a) the sole trustee, (b) has sole voting and dispositive power with respect to the shares of common stock held by the trust and (c) has sole power to acquire for himself any asset held in the trust, including the shares of common stock, by substituting other property of equivalent value. With respect to the ZS 2021 Trust, the NS 2021 Trust and the AS 2021 Trust, Mr. Springer has sole power to acquire for himself any asset held in the trust, including the shares of common stock, by substituting other property of equivalent value.

(16)	Mr. Sultan was nominated to the Board by AV Securities, Inc. pursuant to the terms of the Promissory Note placement which closed in December 2024. As such, the Company does not compensate Mr. Sultan for his service on the Board of Directors.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) Documents filed as part of this Annual Report.

(1) Financial Statements. No financial statements are filed with this Amendment No. 2. The financial statements and notes thereto were included as part of the Original Form 10-K.

(2) Financial Statements Schedules. Financial statement schedules have been omitted because they are either not required, not applicable, or the information is otherwise included in the Original Form 10-K.

(3) The exhibits listed on the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this Amendment No. 2.

Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of FTC Solar, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2021 and incorporated herein by reference)
3.2	Certificate of Correction of Amended and Restated Certificate of Incorporation (filed as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 8, 2021 and incorporated herein by reference)
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2024 and incorporated herein by reference)
3.4	Amended and Restated Bylaws of FTC Solar, Inc. (filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2021 and incorporated herein by reference)
4.1	Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities Exchange Commission on April 19, 2021 and incorporated herein by reference)
4.2	Description of Registrant’s Securities (filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2022 and incorporated herein by reference)
4.3	Amended and Restated Promissory Note dated July 2, 2025 between FTC Solar, Inc. and AV Securities, Inc. (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7,2025 and incorporated herein by reference)
4.4	Form of Warrant to Purchase Common Stock (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2025 and incorporated herein by reference)
4.5	Amended and Restated Warrant to Purchase Common Stock dated July 2, 2025 between FTC Solar, Inc. and AV Securities, Inc. (filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2025 and incorporated herein by reference)
10.1	Credit Agreement dated July 2, 2025 by and among FTC Solar, Inc., the lenders party thereto and Acquiom Agency Services LLC, as administrative agent for the lenders+# (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2025 and incorporated herein by reference)
10.2	First Amendment to Credit Agreement, dated November 11, 2025, by and among FTC Solar, Inc. and Acquiom Agency Services LLC, as administrative agent for the lenders+# (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2025 and incorporated herein by reference)
10.3	Form of Governance Rights Side Letter (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2025 and incorporated herein by reference)
10.4	Guarantee and Collateral Agreement dated July 2, 2025 by and among FTC Solar, Inc. and Acquiom Agency Services LLC, as administrative agent for the lender (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2025 and incorporated herein by reference)
10.5	Patent Security Agreement dated July 2, 2025 by and among FTC Solar, Inc. and Acquiom Agency Services LLC, as administrative agent for the lenders+ (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2025 and incorporated herein by reference)
10.6	Trademark Security Agreement dated July 2, 2025 by and among FTC Solar, Inc. and Acquiom Agency Services LLC, as administrative agent for the lenders+ (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2025 and incorporated herein by reference)
10.7	Subordination Agreement dated July 2, 2025 by and among FTC Solar, Inc. and Acquiom Agency Services LLC, as administrative agent for the lenders (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2025 and incorporated herein by reference)
10.8	Amendment No. 1 to Securities Purchase Agreement and Security Release dated July 2, 2025 between FTC Solar, Inc. and AV Securities, Inc. (filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2025 and incorporated herein by reference)
10.9	Form of Registration Rights Agreement among FTC Solar, Inc. and the holders party thereto (filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2025 and incorporated herein by reference)
10.10	Amended and Restated Registration Rights Agreement dated July 2, 2025 between FTC Solar, Inc. and AV Securities, Inc. (filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2025 and incorporated herein by reference)
10.11	Membership Interest Purchase Agreement, dated November 11, 2025, between FTC Solar, Inc., and the other parties thereto+ (filed as Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2025 and incorporated herein by reference)
10.12	Registration Rights Agreement, dated April 29, 2021, by and among FTC Solar, Inc. and certain holders of its capital stock (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2021 and incorporated herein by reference)
10.13	Amendment No. 1 to Registration Rights Agreement, dated February 17, 2022, by and among FTC Solar, Inc. and certain holders of its capital stock (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2022 and incorporated herein by reference)
10.14**	FTC Solar, Inc. 2021 Stock Incentive Plan and form of agreement (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q with the Securities and Exchange Commission on August 11, 2021 and incorporated herein by reference)
10.15**	Amendment No. 1 to 2021 Stock Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 4, 2025 and incorporated herein by reference)

Exhibit Number	Description
10.16**	FTC Solar, Inc. 2021 Employee Stock Purchase Plan (filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q with the Securities and Exchange Commission on August 11, 2021 and incorporated herein by reference)
10.17	Form of Indemnification Agreement (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 19, 2021 and incorporated herein by reference)
10.18**	Employment Agreement, dated July 17, 2024, between FTC Solar, Inc. and Yann Brandt (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with Securities and Exchange Commission on July 23, 2024 and incorporated herein by reference)
10.19**	Employment Agreement, dated April 30, 2021, between FTC Solar, Inc. and Cathy Behnen (filed as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed March 31, 2025 and incorporated herein by reference)
10.20**	Amendment dated August 17, 2022 to Employment Agreement between FTC Solar, Inc. and Cathy Behnen (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed March 31, 2025 and incorporated herein by reference)
10.21**	Amendment dated May 11, 2023 to Employment Agreement between FTC Solar, Inc. and Cathy Behnen (filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed March 31, 2025 and incorporated herein by reference)
10.22**	Employment Agreement by and between FTC Solar, Inc. and Sasan Aminpour (filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2024 and incorporated herein by reference)
10.23**	Form of Restricted Stock Unit Inducement Agreement between the Registrant and Yann Brandt (filed as Exhibit 99.1 to the Registrant’s Current Report on Form S-8 filed with the Securities and Exchange Commission on August 16, 2024 and incorporated herein by reference).
10.24**	Form of Share Target Restricted Stock Unit Inducement Agreement between the Registrant and Yann Brandt (filed as Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on August 16, 2024 and incorporated herein by reference).
14.1	Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2024 and incorporated herein by reference).
19.1	Insider Trading Policy (filed as Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2024 and incorporated herein by reference).
21.1	List of Subsidiaries of FTC Solar, Inc. (filed as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2026).
23.1	Consent of BDO USA, P.C. (filed as Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2026).
24.1	Power of Attorney (included in signature page to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2026).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2026).
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2026).
31.3	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.3 to the Registrant’s Form 10-K/A filed with the Securities and Exchange Commission on April 28, 2026).
31.4	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.4 to the Registrant’s Form 10-K/A filed with the Securities and Exchange Commission on April 28, 2026).
31.5*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.6*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2026).
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 32.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2026).
97.1	FTC Solar, Inc. Clawback Policy (filed as Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2024 and incorporated herein by reference)
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Management contract or compensatory plan or arrangement

+	Certain of the schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(10). The Company hereby undertakes to furnish supplementally a copy of all omitted schedules to the SEC upon its request.

#	Portions of this exhibit are redacted in accordance with Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of June, 2026.

FTC Solar, Inc.

By:	/s/ Cathy Behnen
Cathy Behnen
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)