Form 10-Q
period 2026-06-30
FTC Solar, Inc.
filed 2026-08-05
CIK 1828161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

As of July 31, 2026, 16,461,251 shares of the registrant's common stock were outstanding.

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

The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Forward-looking statements involve known and unknown risks, uncertainties, and other important factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We believe that these factors include, but are not limited to, the factors set forth under Part II, Item 1A. "Risk Factors" of this Quarterly Report, and more comprehensively in Part I, Item 1A "Risk Factors" included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2025 ("2025 Annual Report"). Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur, and actual results could differ materially from those projected in the forward-looking statements.

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

ITEM 1. FINANCIAL STATEMENTS

FTC Solar, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except shares and per share data)	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$10,075	$21,105
Restricted cash	1,000	—
Accounts receivable, net of allowance for credit losses of $3,031 and $3,069 at June 30, 2026 and December 31, 2025, respectively	48,670	55,743
Inventories	9,989	9,627
Prepaid and other current assets	13,582	11,294
Total current assets	83,316	97,769
Operating lease right-of-use assets	1,636	983
Property and equipment, net	3,649	3,793
Goodwill	7,657	7,444
Other assets	1,801	1,823
Total assets	$98,059	$111,812
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$11,436	$13,247
Short-term debt	22,641	12,681
Accrued expenses	39,810	23,770
Income taxes payable	570	630
Deferred revenue	5,451	7,172
Other current liabilities	11,321	10,725
Total current liabilities	91,229	68,225
Long-term debt	—	9,921
Operating lease liability, net of current portion	1,099	553
Deferred income taxes	207	—
Warrant liability	34,660	74,515
Other non-current liabilities	1,210	1,556
Total liabilities	128,405	154,770
Commitments and contingencies (Note 12)
Stockholders’ deficit
Preferred stock par value of $0.0001 per share, 10,000,000 shares authorized; none issued as of June 30, 2026 and December 31, 2025	—	—
Common stock par value of $0.0001 per share, 850,000,000 shares authorized; 16,455,751 and 15,537,344 shares issued and outstanding as of June 30, 2026 and December 31, 2025	2	2
Treasury stock, at cost; 1,076,257 shares as of June 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	391,567	384,648
Accumulated other comprehensive loss	(72)	(290)
Accumulated deficit	(421,843)	(427,318)
Total stockholders' deficit	(30,346)	(42,958)
Total liabilities and stockholders’ deficit	$98,059	$111,812

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Condensed Consolidated Statements of Comprehensive Results of Operations

(unaudited)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except shares and per share data)	2026	2025	2026	2025
Revenue:
Product	$22,405	$15,867	$34,167	$34,069
Service	3,752	4,126	9,255	6,727
Total revenue	26,157	19,993	43,422	40,796
Cost of revenue:
Product	24,605	18,876	38,413	38,987
Service	3,786	5,036	8,470	9,175
Total cost of revenue	28,391	23,912	46,883	48,162
Gross loss	(2,234)	(3,919)	(3,461)	(7,366)
Operating expenses
Research and development	1,209	1,129	2,327	2,053
Selling and marketing	2,065	1,291	3,780	2,427
General and administrative	8,219	5,160	16,217	10,213
Total operating expenses	11,493	7,580	22,324	14,693
Loss from operations	(13,727)	(11,499)	(25,785)	(22,059)
Interest expense	(4,333)	(731)	(8,229)	(1,442)
Interest income	5	5	10	11
Gain from disposal of investment in unconsolidated subsidiary	—	—	—	3,204
Gain on sale of Atlas	26	50	26	50
Gain (loss) from change in fair value of warrant liability	(8,887)	(2,836)	39,855	1,768
Other income, net	9	71	10	75
Loss from unconsolidated subsidiary	—	(451)	—	(563)
Income (loss) before income taxes	(26,907)	(15,391)	5,887	(18,956)
Provision for income taxes	(217)	(39)	(412)	(293)
Net income (loss)	(27,124)	(15,430)	5,475	(19,249)
Other comprehensive income:
Foreign currency translation adjustments	119	81	218	109
Comprehensive income (loss)	$(27,005)	$(15,349)	$5,693	$(19,140)
Net income (loss) per share:
Basic	$(1.69)	$(1.18)	$0.35	$(1.49)
Diluted	$(1.69)	$(1.18)	$(1.52)	$(1.49)
Weighted-average common shares outstanding:
Basic	16,048,941	13,098,825	15,809,947	12,948,189
Diluted	16,048,941	13,098,825	22,635,642	12,948,189

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(unaudited)

For the three and six months ended June 30, 2026:

	Preferred stock		Common stock		Treasury stock
(in thousands, except shares)	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-In capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders' deficit
Balance as of December 31, 2025	—	$—	15,537,344	$2	1,076,257	$—	$384,648	$(290)	$(427,318)	$(42,958)
Shares issued during the period for vested restricted stock awards	—	—	112,286	—	—	—	—	—	—	—
Sale of shares	—	—	168,700	—	—	—	805	—	—	805
Stock offering costs	—	—	—	—	—	—	(31)	—	—	(31)
Stock-based compensation	—	—	—	—	—	—	3,337	—	—	3,337
Net income	—	—	—	—	—	—	—	—	32,599	32,599
Other comprehensive gain	—	—	—	—	—	—	—	99	—	99
Balance as of March 31, 2026	—	—	15,818,330	2	1,076,257	—	388,759	(191)	(394,719)	(6,149)
Shares issued during the period for vested restricted stock awards	—	—	455,969	—	—	—	—	—	—	—
Sale of shares	—	—	181,452	—	—	—	667	—	—	667
Stock offering costs	—	—	—	—	—	—	(25)	—	—	(25)
Stock-based compensation	—	—	—	—	—	—	2,166	—	—	2,166
Net loss	—	—	—	—	—	—	—	—	(27,124)	(27,124)
Other comprehensive gain	—	—	—	—	—	—	—	119	—	119
Balance as of June 30, 2026	—	$—	16,455,751	$2	1,076,257	$—	$391,567	$(72)	$(421,843)	$(30,346)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Continued)

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

FTC Solar, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30,
(in thousands)	2026	2025
Cash flows from operating activities
Net income (loss)	$5,475	$(19,249)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Stock-based compensation	5,503	1,216
Depreciation and amortization	795	607
Gain from change in fair value of warrant liability	(39,855)	(1,768)
Gain from sale of property and equipment	—	(3)
Amortization of debt discount and issue costs	4,698	427
Paid-in-kind non-cash interest	2,144	1,001
Provision for obsolete and slow-moving inventory	667	—
Loss from unconsolidated subsidiary	—	563
Gain from disposal of investment in unconsolidated subsidiary	—	(3,204)
Gain on sale of Atlas	(26)	(50)
Warranties issued and remediation added	1,107	1,614
Warranty recoverable from manufacturer	160	191
Credit loss provisions (credits)	(38)	192
Deferred income taxes	207	425
Lease expense	528	594
Impact on cash from changes in operating assets and liabilities:
Accounts receivable	7,111	(5,956)
Inventories	(1,029)	2,828
Prepaid and other current assets	(2,322)	1,193
Other assets	(121)	(392)
Accounts payable	(1,853)	4,819
Accruals and other current liabilities	15,335	9,507
Deferred revenue	(1,721)	(3,814)
Other non-current liabilities	(709)	(830)
Lease payments and other, net	(534)	(691)
Net cash used in operations	(4,478)	(10,780)
Cash flows from investing activities:
Purchases of property and equipment	(595)	(268)
Proceeds from sale of Atlas software platform	26	50
Proceeds from sale of property and equipment	—	3
Proceeds from disposal of investment in unconsolidated subsidiary	—	3,204
Net cash (used in) provided by investing activities	(569)	2,989
Cash flows from financing activities:
Repayments of borrowings	(6,260)	—
Proceeds from sale of common stock	1,472	—
Stock offering costs paid	(39)	—
Financing costs paid	(170)	—
Proceeds from stock option exercises	—	3
Net cash (used in) provided by financing activities	(4,997)	3
Effect of exchange rate changes on cash and cash equivalents	14	60
Decrease in cash, cash equivalents and restricted cash	(10,030)	(7,728)
Cash and cash equivalents at beginning of period	21,105	11,247
Cash, cash equivalents and restricted cash at end of period	$11,075	$3,519
Supplemental disclosures of cash flow information:
Purchases of property and equipment included in ending accounts payable and accruals	$59	$104
Fair value of common stock issued upon warrant exercise	$—	$7,927
Right-of-use asset and lease liability recognition for new leases	$921	$165
Paid-in-kind and exit fee non-cash interest added to debt	$2,144	$1,001
Cash paid during the period for interest	$1,760	$14
Cash paid during the period for taxes, net of refunds	$231	$12

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

In the opinion of management, all adjustments of a normal recurring nature have been made that are considered necessary for a fair statement of our financial position as of June 30, 2026 and December 31, 2025, and our results of operations for the three and six months ended June 30, 2026 and cash flows for the six months ended June 30, 2026 and 2025. The Condensed Consolidated Balance Sheet as of December 31, 2025 has been derived from the Company’s audited Consolidated Financial Statements but does not include all disclosures required by U.S. GAAP. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. Intercompany balances and transactions have been eliminated in consolidation.

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

Liquidity and going concern

We have incurred cumulative operating losses since inception and have a history of cash outflows from operations, inclusive of $4.5 million in cash utilized in our operating activities during the six months ended June 30, 2026. As of June 30, 2026, we had unrestricted cash on hand of $10.1 million, a working capital deficit of $7.9 million and stockholders' deficit of $30.3 million.

Second Amendment to Credit Agreement, failure to meet cash and direct tracker margin covenants and Limited Waiver

As described further in Note 11, "Debt", on March 23, 2026, we entered into a Second Amendment and Limited Waiver to our Credit Agreement (the “Second Amendment”) pursuant to which the Lenders: (i) provided a waiver relating to our breach of the purchase order covenant in our Credit Agreement for the fiscal quarter ended December 31, 2025; (ii) agreed that a purchase order covenant will not apply to us until the fiscal quarter ending March 31, 2027; and (iii) agreed to further amend certain other existing financial covenants under the Credit Agreement, including (a) a required minimum unrestricted cash covenant of $10.0 million as of September 30, 2026 and a minimum revenue covenant of $50.0 million for the quarter ended September 30, 2026. Additionally, in connection with the Second Amendment, we agreed to repay a portion of the principal amount outstanding under the Credit Agreement as follows: (x) $2.5 million of principal was repaid on March 23, 2026; (y) $2.5 million of principal was repaid on May 22, 2026; and (z) $5.0 million of principal will be repaid on September 30, 2026.

As noted above, our unrestricted cash on hand at June 30, 2026 was $10.1 million. As a result, we were not in compliance with the required minimum unrestricted cash covenant of $15.0 million pursuant to the Second Amendment as of June 30, 2026. We were also not in compliance with a required minimum direct tracker margin covenant for the three months ended June 30, 2026. On August 4, 2026, we entered into a Limited Waiver and Limited Consent to Credit Agreement (the "Waiver") with the Lenders in which the Lenders waived our noncompliance with the minimum unrestricted cash and minimum direct tracker margin covenants as described above. The Waiver covers the periods of noncompliance but does not cover our ability to comply with covenants in future periods. As a result of factors that are outside of our control in terms of timing of customer project activity and resulting revenue and cash flows, there is currently uncertainty as to our ability to fully meet all existing quarterly and annual financial covenants during the twelve-month period following the date of the consolidated financial statements included in this Quarterly Report. Accordingly, we have classified all outstanding debt under our Credit Agreement as a current obligation as of June 30, 2026. Should future actual results, including near-term operating and capital raising activities prove to be sufficient, we will reconsider the classification of our debt when appropriate.

Equity Line of Credit

As described further in Note 18, "Subsequent events" below, effective August 4, 2026, we entered into a Purchase Agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) to establish an equity line of credit of up to $20.0 million (the “Purchase Agreement”). Pursuant to the Purchase Agreement, Lincoln Park committed to purchase, at our direction from time to time, up to an aggregate of $20.0 million of our common stock, subject to the terms, conditions and limitations set forth in the Purchase Agreement. We also entered into a registration rights agreement with Lincoln Park (the “Registration Rights Agreement”), pursuant to which we agreed to file with the SEC a registration statement covering the resale by Lincoln Park of the shares of common stock that have been and may be issued and sold to Lincoln Park under the Purchase Agreement and to take such other actions as are reasonably necessary to maintain the effectiveness of such registration statement as provided in the Registration Rights Agreement.

Payments for acquisition of Alpha Steel

On November 11, 2025, we entered into a Membership Interest Purchase Agreement with the other equity holders (the "Selling Members") of Alpha Steel LLC ("Alpha Steel") pursuant to which we agreed to acquire all of their membership interests for a purchase price of approximately $2.7 million, which was evidenced by promissory notes payable in various installments during 2026 (the "Acquisition Notes"). As of June 30, 2026, we had a remaining required payment of approximately $1.1 million due to the Selling Members, plus accrued interest, which we paid during August 2026. The Acquisition Notes were secured by all of Alpha Steel's assets, provided, however, the security interests granted to each of the Selling Members under the Acquisition Notes were subordinate and junior to the security interests in favor of the Lenders under the Credit Agreement.

Conclusion of substantial doubt

In view of the requirements for quarterly cash interest payments, a specified prepayment of principal under the Credit Agreement, and principal and interest payments for the Acquisition Notes, as well as our history of operating losses and cash outflows, and considering that the availability of additional financing provided by the Credit Agreement in the form of Second Delayed Draw Term Loans or full utilization of the equity line of credit is not completely within our control, we believe these factors create uncertainty as to our ability to fully meet the financial covenant requirements under the Credit Agreement during the twelve months following issuance of this Quarterly Report. Therefore, we have concluded that substantial doubt exists as to our ability to continue as a going concern within the next year.

Our ability to meet our liquidity needs over the next year is dependent upon (i) our unrestricted cash on hand (subject to (x) a required principal repayment of $5.0 million on September 30, 2026, under the Credit Agreement, as well as principal and interest payments due for the Acquisition Notes, and (y) a $10.0 million minimum unrestricted cash covenant under the Credit Agreement effective for the quarter ending September 30, 2026, and each quarter thereafter, and our compliance with all other financial covenants under the Credit Agreement, (ii) our current expectations of increased project activity and cash flow during the twelve-month period following issuance of our consolidated financial statements, (iii) the availability of additional proceeds in the form of Second Delayed Draw Term Loans that may be requested by the Company, subject to approval by the Lenders in their sole discretion, and (iv) our ability to raise additional capital through the equity line of credit or other securities offerings. In addition, we continue to remain focused on implementing additional cost savings steps, which could impact, among other things, the size and location of our headcount and the level of services currently provided by third parties.

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

The Company’s accounts receivables are derived from revenue earned from customers primarily located in the United States and Australia. For the periods included in this Quarterly Report, no company locations other than in the United States and Australia accounted for more than 10% of our consolidated revenue. Most of our customers are project developers, solar asset owners and EPC contractors that design and build solar energy projects. We typically rely on a small number of customers that account for a large portion of our revenue each period and our outstanding receivables at each period end.

Cash and cash equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Certain of our cash equivalents include deposits in money market funds that invest primarily in short-term securities issued or guaranteed by the U.S. government or its agencies or instrumentalities and contain no restrictions on immediate redemption. These deposits totaled nearly $0.6 million at June 30, 2026 and over $0.5 million at December 31, 2025. Interest earned on cash equivalents is included in interest income in our Condensed Consolidated Statements of Comprehensive Results of Operations.

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

No impairment of goodwill was recognized as of June 30, 2026 or during 2025.

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

Contract assets and liabilities: The timing of revenue recognition, billing, and cash collection results in the recognition of accounts receivable, unbilled receivables for revenue recognized in excess of billings, and deferred revenue in the Condensed Consolidated Balance Sheets. We have elected to use the practical expedient of expensing incremental costs of obtaining a contract for our contracts of less than one year in duration. We may receive advances or deposits from our customers before revenue is recognized, resulting in contract liabilities, which are reflected as “deferred revenue” in our Condensed Consolidated Balance Sheets. Customer deposits are short term as the related performance obligations are typically fulfilled within 12 months. Changes in deferred revenue relate to fluctuations in the timing of customer deposits and completion of performance obligations. Approximately $0.5 million and $4.9 million of revenue was recognized during the three and six months ended June 30, 2026, respectively, from amounts included in deferred revenue at December 31, 2025, which totaled approximately $7.2 million. Approximately $1.2 million and $5.3 million of revenue was recognized during the three and six months ended June 30, 2025, respectively, from amounts included in deferred revenue at December 31, 2024, which totaled $5.3 million.

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

Inflation Reduction Act of 2022 (“IRA”)

The IRA was enacted into law on August 16, 2022, and provides for various clean energy credits, including Advanced Manufacturing Production Credits under Section 45X (“45X Credits”) for eligible parts, including torque tubes and structural fasteners. We receive the benefit of the 45X Credits earned by our wholly owned subsidiary Alpha Steel as products are manufactured. Utilizing guidance in IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, we recognize the benefits of these reductions as they are earned during the manufacturing process and reflect them as other receivables, as we frequently monetize the amounts due, and as a reduction in our cost of revenue.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act, which accelerated the phase-out and termination of various eligible federal tax credits enacted as part of the IRA.

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

Other standards that have been issued but not yet adopted as of June 30, 2026, are either not applicable to us or are not expected to have any material impact upon adoption.

3. Accounts receivable, net

Accounts receivable consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Trade receivables	$13,212	$22,722
Revenue recognized in excess of billings	31,222	30,889
Other receivables	7,267	5,201
Total	51,701	58,812
Allowance for credit losses	(3,031)	(3,069)
Accounts receivable, net	$48,670	$55,743

Other receivables at June 30, 2026 and December 31, 2025 primarily relate to 45X Credits earned in connection with manufacturing activity by our wholly owned subsidiary, Alpha Steel.

Approximately $12.3 million of net accounts receivable are related to certain large projects that have been deferred or are in dispute and have been outstanding for more than a year. We are continuing to seek resolution with our customers to collect the amounts owed to us and have taken into consideration what we ultimately expect to recover in our estimate of the allowance for credit losses. Actual results could differ from our estimates.

Activity in the allowance for credit losses during the three and six months ended June 30, 2026 and 2025 was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Balance at beginning of period	$3,071	$1,625	$3,069	$1,717
Amounts charged (credited) to earnings during the period	(40)	284	(38)	192
Balance at end of period	$3,031	$1,909	$3,031	$1,909

4. Inventories

Inventories consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Raw materials	$928	$452
Work in process	—	227
Finished goods	10,044	9,443
Allowance for slow-moving and obsolete inventory	(983)	(495)
Total	$9,989	$9,627

Activity in the allowance for slow-moving and obsolete inventory during the six months ended June 30, 2026 was as follows:

	Six months ended June 30,
(in thousands)	2026	2025
Balance at beginning of period	$495	$516
Additions charged to earnings	667	—
Write-offs of obsolete inventory	(179)	—
Balance at end of period	$983	$516

5. Prepaid and other current assets

Prepaid and other current assets consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Vendor deposits	$8,551	$6,393
Prepaid expenses	635	656
Prepaid taxes	951	789
Deferred cost of revenue	365	360
Other current assets	3,080	3,096
Total	$13,582	$11,294

At June 30, 2026 and December 31, 2025, other current assets included $2.0 million for a non-interest-bearing customer advance related to pre-project construction financing activities. This advance is secured by certain customer assets and is currently due.

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

Our expense for our operating leases consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Operating lease cost	$272	$267	$528	$594
Short-term lease cost	287	82	570	148
Total lease cost	$559	$349	$1,098	$742

Reported in:
Cost of revenue	$412	$188	$861	$371
Research and development	37	26	56	33
Selling and marketing	9	20	31	47
General and administrative	101	115	150	291
Total lease cost	$559	$349	$1,098	$742

Future remaining operating lease payment obligations were as follows:

(in thousands)	June 30, 2026
Remainder of 2026	$376
2027	731
2028	351
2029	322
2030	299
Thereafter	69
Total lease payments	2,148
Less: imputed interest	(520)
Present value of operating lease liabilities	$1,628

Current portion of operating lease liability	$529
Operating lease liability, net of current portion	1,099
Present value of operating lease liabilities	$1,628

7. Property and equipment, net

Property and equipment consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Leasehold improvements	$802	$696
Plant and field equipment	2,598	2,600
Information technology equipment	1,020	876
Tooling	2,706	2,347
Capitalized software	1,332	1,301
Total	8,458	7,820
Accumulated depreciation	(4,809)	(4,027)
Property and equipment, net	$3,649	$3,793

Depreciation expense for the three and six months ended June 30, 2026, totaled $0.4 million and $0.8 million, respectively. Depreciation expense for the three and six months ended June 30, 2025, totaled $0.3 million and $0.6 million, respectively.

8. Goodwill

During the six months ended June 30, 2026 and 2025, activity in our goodwill balance was as follows:

	Six months ended June 30,
(in thousands)	2026	2025
Balance at beginning of period	$7,444	$7,139
Translation	213	129
Balance at end of period	$7,657	$7,268

9. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	June 30, 2026	December 31, 2025
Accrued cost of revenue	$32,717	$16,156
Accrued compensation	2,801	2,699
Accrued interest	—	399
Other accrued expenses	4,292	4,516
Total accrued expenses	$39,810	$23,770

Warranty reserves	$10,397	$10,357
Current portion of operating lease liability	529	404
Non-federal tax obligations (collections), net	395	(36)
Total other current liabilities	$11,321	$10,725

Other accrued expenses primarily include amounts due for (i) legal costs associated with outstanding corporate or legal matters and (ii) other professional services.

Activity by period in the Company's warranty accruals was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Balance at beginning of period	$11,367	$11,851	$11,913	$11,904
Warranties issued and remediation added during the period	669	569	1,107	1,614
Settlements made during the period	(428)	(585)	(1,130)	(1,241)
Changes in liability for pre-existing warranties	(1)	(25)	(283)	(467)
Balance at end of period	$11,607	$11,810	$11,607	$11,810

			As of
			June 30, 2026	June 30, 2025
Warranty accruals are reported in:
Other current liabilities			$10,397	$9,861
Other non-current liabilities			1,210	1,949
Balance at end of period			$11,607	$11,810

10. Income taxes

For the three and six months ended June 30, 2026, we recorded income tax expense of $0.22 million and $0.41 million, respectively. For the three and six months ended June 30, 2025, we recorded income tax expense of $0.04 million and $0.29 million, respectively. These amounts for each period were lower than the statutory rate of 21%, primarily due to a valuation allowance established against the U.S. deferred tax assets.

We have had no material change in our unrecognized tax benefits since December 31, 2025. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of June 30, 2026, and December 31, 2025, we had no accrued interest or penalties related to unrecognized tax benefits.

11. Debt

(in thousands)	June 30, 2026	December 31, 2025
Acquisition notes	$1,145	$2,681
Principal amount of term loans and A&R promissory note	52,055	55,171
Accrued exit fee	229	—
Less: discount and deferred loan costs	(30,788)	(35,250)
Total debt, net	22,641	22,602
Less: short-term debt	(22,641)	(12,681)
Long-term debt, net	$—	$9,921

Acquisition Notes

In connection with our acquisition of 100% of the Membership Interests in Alpha Steel in November 2025, we agreed to pay approximately $2.7 million in various installments during 2026, which was evidenced by Acquisition Notes. At June 30, 2026, we had a remaining balance due of approximately $1.1 million, plus accrued interest, which we paid during August 2026. The Acquisition Notes bear interest on any unpaid balance at a rate of 3.64% per annum and are secured by all of Alpha Steel's assets, provided, however, the security interests granted to each of the Selling Members under the Acquisition Notes are subordinate and junior to the security interests in favor of the Lenders under the Credit Agreement described below. The Acquisition Notes were discounted upon issuance at a market-participant discount rate resulting in an effective interest rate of approximately 12% until maturity.

Credit Agreement and New Warrants

We entered into a Credit Agreement, effective July 2, 2025 (the "Original Credit Agreement:"), with various lenders (the "Lenders") and Acquiom Agency Services LLC, as Administrative Agent. On November 1, 2025 we entered into a First Amendment to Credit Agreement to amend certain of the financial covenants applicable to us and in connection with our agreement to acquire 100% of the membership interests in Alpha Steel. On March 23, 2026, we entered into the Second Amendment pursuant to which: (i) the Lenders provided a waiver relating to our breach of the purchase order covenant for the fiscal quarter ended December 31, 2025; (ii) the Lenders agreed that a purchase order covenant will not apply to us until the fiscal quarter ending March 31, 2027; and (iii) agreed to further amend certain other existing financial covenants under the Credit Agreement, including (a) a required minimum unrestricted cash covenant of $10.0 million as of September 30, 2026 and a minimum revenue covenant of $50.0 million for the quarter ended September 30, 2026. Additionally, in connection with the Second Amendment, we agreed to repay a portion of the principal amount outstanding under the Credit Agreement as follows: (x) $2.5 million of principal was repaid on March 23, 2026; (y) $2.5 million of principal was repaid on May 22, 2026; and (z) $5.0 million of principal will be repaid on September 30, 2026. The amount of each of the foregoing principal repayments is referred to as an "ECF Repayment Amount". The Original Credit Agreement, as amended, is referred to throughout as the "Credit Agreement".

As noted above, we were not in compliance with the required minimum cash and direct tracker margin covenants pursuant to the Second Amendment as of June 30, 2026. On August 4, 2026, we entered into the Waiver with the Lenders in which the Lenders waived our noncompliance with these minimum unrestricted cash and minimum direct tracker margin covenants as described above. The waiver covered the periods of noncompliance but did not cover our ability to comply with covenants in future periods. As a result of factors that are outside of our control in terms of timing of customer project activity and resulting revenue and cash flows, there is currently uncertainty as to our ability to fully meet all existing quarterly and annual financial covenants during the twelve-month period following the date of the consolidated financial statements included herein. Accordingly, we have classified all outstanding debt under our Credit Agreement as a current obligation as of June 30, 2026.

The Credit Agreement provides for a senior secured term facility of up to $75 million, consisting of (i) Initial Term Loans and First Delayed Draw Term Loans (both as defined in the Credit Agreement) that were funded during 2025 in an aggregate principal amount of $37.5 million, and (ii) up to $37.5 million principal amount of Second Delayed Draw Term Loans (as defined in the Credit Agreement) that may be requested by the Company and approved by the Lenders in their sole discretion (collectively, with the Initial Term Loans and the First Delayed Draw Term Loans, the "Term Loans"). The Term Loans currently outstanding were originally scheduled to mature on July 2, 2029.

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

As a result of the principal payments required in 2026 under the terms of the Second Amendment, we now estimate an Exit Fee of approximately $2.6 million will be owed upon the originally stated maturity of the debt, in addition to the repayment upon originally stated maturity of any outstanding principal under the Term Loans, plus accrued and unpaid interest. We are accreting each period, as additional interest expense using the interest method, an amount for the expected exit fee obligation that we estimate will be due on July 2, 2029. The amount accrued as of June 30, 2026 for the exit fee obligation is reflected as a component of our total debt balance.

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

•
Unrestricted Cash Amount. The Company is required to have unrestricted cash balances as of the last day of the fiscal quarter ending September 30, 2026 equal to the greater of (i) $10.0 million and (ii) $15.0 million minus a remaining ECF Repayment Amount if actually paid by the Company to the Lenders pursuant to the Credit Agreement prior to such date. The Company currently anticipates that this financial covenant will require the Company to have at least $10.0 million of unrestricted cash as of September 30, 2026, and each fiscal quarter thereafter.
•
Quarterly Revenue. The Company is required to have consolidated quarterly revenue of at least: (i) $50.0 million for the fiscal quarter ending September 30, 2026; and (ii) $75.0 million for the fiscal quarter ending December 31, 2026 and the last day of each fiscal quarter thereafter.
•
Consolidated EBITDA. For the 12-month period ending December 31, 2026, the Company’s consolidated EBITDA may not be less than $10.0 million, and for the 12-month period ending December 31, 2027 and the last day of each fiscal year thereafter, the Company’s consolidated EBITDA may not be less than $25.0 million.

Additionally, the Company’s direct tracker margin must exceed certain thresholds for each fiscal quarter in 2026, and the financial covenants also include a requirement that the amounts due to the Company under new purchase orders must meet certain thresholds beginning with the fiscal quarter ending March 31, 2027.

At June 30, 2026, the Company was not in compliance with the required minimum unrestricted cash and direct tracker margin financial covenants under the Credit Agreement. On August 4, 2026, we entered into the Waiver with the Lenders in which the Lenders waived our noncompliance with these minimum unrestricted cash and minimum direct tracker margin covenants.

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

Changes in the number and value of our Original and New Warrants were as follows:

	Six months ended June 30,
	2026		2025
	Number of warrants	Value ($000's)	Number of warrants	Value ($000's)
Beginning balance	6,836,237	$74,515	1,750,000	$9,520
Exercise of Original Warrants	—	—	(1,750,000)	(7,752)
Change in fair value of warrant liability	N/A	(39,855)	N/A	(1,768)
Ending balance	6,836,237	$34,660	—	$—

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

Also, in connection with the Credit Agreement and the Subordination Agreement, the Company and Investor entered into an Amended and Restated Promissory Note, dated July 2, 2025 (the “A&R Promissory Note”). The A&R Promissory Note amends and restates the original Senior Notes to remove the seniority terms of those notes, conform the original Senior Notes to the terms of the Credit Agreement and the Subordination Agreement, amend certain prepayment and make-whole terms under the original Senior Notes, delete certain covenants and event of default terms, reduce the interest rate under the original Senior Notes to 5% per annum paid in cash and 7% per annum paid in kind, both on the final business day of June and December in each year, and to delete the financial covenants set forth in the original Senior Notes. As a result of an amendment to the Purchase Agreement entered into on July 2, 2025 (the "Purchase Agreement Amendment"), among other things, the Investor agreed to release all liens and guarantees securing the obligations under the Senior Notes, the Purchase Agreement, and the A&R Promissory Note. The A&R Promissory Note also (i) provides for additional interest to be capitalized and added to the principal amount of the debt at a rate of 5% per annum upon the occurrence and continuation of certain events of default and (ii) was originally scheduled to mature on January 2, 2030.

As a result of factors that are outside of our control in terms of timing of customer project activity and resulting revenue and cash flows, there is currently uncertainty as to our ability to fully meet all existing quarterly and annual financial covenants during the twelve-month period following the date of the consolidated financial statements included herein. Accordingly, the outstanding Term Loan and A&R Promissory principal, plus accrued paid-in-kind interest, related unamortized discount and debt issue costs and any applicable Exit Fee, have been classified as a current obligation at June 30, 2026.

Interest

Total interest expense recognized during the three and six months ended June 30, 2026 was $4.3 million and $8.2 million, respectively. Total interest expense recognized during the three and six months ended June 30, 2025 was $0.7 million and $1.4 million, respectively. The effective interest rate for our long-term debt, including accretion of the exit fee obligation and amortization of the discount and deferred loan costs, is approximately 30%.

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

CBP has legally finalized both Revised CBP Assessments. We filed a formal protest for the 625 Assessment in September of 2023 and for the Revised 939 Assessment in March of 2024. On February 11, 2026, CBP partially approved our protest of the 625 Assessment, which reduced our estimated exposure down to $0.07 million. We were notified on March 18, 2026, that CBP had denied our protest of the Revised 939 Assessment. Based on the denial by CBP, we accrued approximately $2.7 million, inclusive of interest, in our consolidated financial results for the year ended December 31, 2025. As of the date of filing this Quarterly Report, we have tendered $1.2 million of the claimed liability to CBP. We are currently evaluating our options to challenge this decision by CBP in the U.S. Court of International Trade (the "CIT") as to the merits of the disputed tariff classifications. A successful challenge would result in the refund of the tendered duties with interest. Matters of this nature are subject to inherent uncertainties and unfavorable rulings or developments. The assessment of our counsel is that there can be no certainty that the Company might ultimately prevail in the CIT and we could also be subject to future assessments of additional duties or tariffs owed in respect of other shipments or other materials beyond what is presently included in the Revised CBP Assessments. Such potential additional charges are not currently recorded as liabilities which, if incurred, could have a material adverse effect on our consolidated results of operations, financial position, or liquidity.

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

Sales of newly issued shares of our common stock under the ATM program were as follows:

	Six months ended June 30, 2026		Six months ended June 30, 2025
	Number of shares	Amount ($000's)	Number of shares	Amount ($000's)
Sales of newly issued shares of common stock	350,152	$1,472	—	—
Less: fees incurred	—	(39)	—	—
Total	350,152	$1,433	—	$—

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

At June 30, 2026, approximately $7.6 million remained available for sale under the existing Sale Agreement and prospectus for the ATM program, however, we have no current plans to continue to utilize the capacity remaining available under the ATM program.

14. Stock-based compensation

Stock-based compensation expense for each period was as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Cost of revenue	$647	$248	$1,292	$491
Research and development	129	58	287	118
Selling and marketing	66	34	169	50
General and administrative	1,324	596	3,755	557
Total stock compensation expense	$2,166	$936	$5,503	$1,216

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

As of June 30, 2026 and December 31, 2025, Alpha Steel was consolidated into our financial results as a wholly owned subsidiary and all intercompany balances as of those dates had been eliminated in consolidation, including Alpha Steel's intercompany results of operations for the three and six months ended June 30, 2026.

During the three and six months ended June 30, 2025, we received invoices from Alpha Steel for purchases totaling $2.9 million and $7.6 million, respectively.

16. Net income (loss) per share

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2026	2025	2026	2025
Net income (loss) for basic calculation	$(27,124)	$(15,430)	$5,475	$(19,249)
Less: decrease in fair value of warrants	—	—	(39,855)	—
Net loss for diluted calculation	$(27,124)	$(15,430)	$(34,380)	$(19,249)

Weighted average shares outstanding for calculating basic income (loss) per share	16,048,941	13,098,825	15,809,947	12,948,189
Add: Assumed exercise of warrants	—	—	6,825,695	—
Weighted average shares outstanding for calculating diluted loss per share	16,048,941	13,098,825	22,635,642	12,948,189

Basic income (loss) per share	$(1.69)	$(1.18)	$0.35	$(1.49)
Diluted loss per share	$(1.69)	$(1.18)	$(1.52)	$(1.49)

For purposes of computing diluted loss per share, weighted average common shares outstanding do not include potentially dilutive securities that are anti-dilutive, as shown below.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Anti-dilutive securities excluded from calculating dilutive loss per share:
Shares of common stock issuable under stock option plans outstanding	201,905	206,405	201,905	206,405
Shares of common stock issuable upon vesting of RSUs	3,127,760	1,974,750	3,127,760	1,974,750
Shares of common stock issuable upon exercise of outstanding warrants	6,836,237	—	—	—
Potential common shares excluded from diluted net loss per share calculation	10,165,902	2,181,155	3,329,665	2,181,155

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

Based on certain significant period cost information regularly provided to our Chief Operating Decision Maker, following is a reconciliation of such costs to our consolidated net income (loss) for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2026	2025	2026	2025
Revenue:
Product	$22,405	$15,867	$34,167	$34,069
Service	3,752	4,126	9,255	6,727
Total revenue	26,157	19,993	43,422	40,796
Cost of revenue
Product	24,605	18,876	38,413	38,987
Service	3,786	5,036	8,470	9,175
Total cost of revenue	28,391	23,912	46,883	48,162
Gross loss	(2,234)	(3,919)	(3,461)	(7,366)
Less: significant segment period costs:
Stock-based compensation expense	(1,519)	(688)	(4,211)	(725)
Personnel costs (excluding stock-based compensation)	(5,409)	(3,516)	(9,137)	(7,826)
Credit loss credits (provisions)	40	(284)	38	(192)
Other segment expenses(1)	(4,605)	(3,092)	(9,014)	(5,950)
Interest expense	(4,333)	(731)	(8,229)	(1,442)
Interest income	5	5	10	11
Gain from disposal of investment in unconsolidated subsidiary	—	—	—	3,204
Gain on sale of Atlas	26	50	26	50
Gain (loss) from change in fair value of warrant liability	(8,887)	(2,836)	39,855	1,768
Other income, net	9	71	10	75
Loss from unconsolidated subsidiary	—	(451)	—	(563)
Provision for income taxes	(217)	(39)	(412)	(293)
Net income (loss)	$(27,124)	$(15,430)	$5,475	$(19,249)
Supplemental information:
Indirect personnel costs (excluding stock-based compensation) in cost of revenue	$2,515	$2,455	$5,161	$4,958
Total depreciation and amortization expense	$430	$305	$795	$607
Capital expenditures	$319	$185	$595	$268
Total assets at period end	$98,059	$82,955	$98,059	$82,955

(1)

Other segment expenses include research and development material and lab expenditures, professional services, marketing, employee travel, facility, insurance, depreciation and amortization and certain other period costs.

18. Subsequent events

Non-Compliance with Covenants and Waiver and Amendment

As described further in Note 11, “Debt”, we were not in compliance with the required minimum unrestricted cash covenant of $15.0 million pursuant to the Second Amendment as of June 30, 2026. We were also not in compliance with a required minimum direct tracker margin covenant for the three months ended June 30, 2026. On August 4, 2026, we entered into the Waiver with the Lenders in which the Lenders waived our noncompliance with the minimum unrestricted cash and minimum direct tracker margin covenants. The waiver covered the periods of noncompliance but did not cover our ability to comply with covenants in future periods.

Equity Line of Credit

On August 4, 2026, we entered into a Purchase Agreement with Lincoln Park to establish an equity line of credit of up to $20.0 million. Pursuant to the Purchase Agreement, Lincoln Park committed to purchase, at our direction from time to time, up to an aggregate of $20.0 million of our common stock, subject to the terms and conditions set forth in the Purchase Agreement. We also entered into a Registration Rights Agreement with Lincoln Park, pursuant to which we agreed to file with the SEC a registration statement covering the resale by Lincoln Park of the shares of common stock that have been and may be issued and sold to Lincoln Park under the Purchase Agreement, including the commitment shares described below, and to take such other actions as are reasonably necessary to maintain the effectiveness of such registration statement as provided in the Registration Rights Agreement.

Under the terms of the Purchase Agreement, from and after the date on which the conditions to Lincoln Park’s purchase obligations have been satisfied, including that the registration statement described above is declared effective by the SEC and a final prospectus is filed with the SEC (the “Commencement Date”), we will have the right, but not the obligation, in our sole discretion to direct Lincoln Park to purchase shares of Common Stock from time to time over a period of up to 24 months for aggregate gross proceeds of up to $20.0 million. From and after the Commencement Date, on any business day on which the closing sale price of the Common Stock is not below $1.00 per share, we may, by written notice, direct Lincoln Park to purchase up to 20,000 shares of Common Stock (a “Regular Purchase”), which amount may be increased to up to 30,000 shares of Common Stock if the closing sale price is not below $2.00 per share, up to 40,000 shares of Common Stock if the closing sale price is not less than $3.00 per share of Common Stock, and up to 50,000 shares if the closing sale price is not below $4.00 per share of Common Stock, in each case subject to a maximum dollar amount of $1.0 million per Regular Purchase. The purchase price per share for each Regular Purchase will be equal to 97% of the lower of (i) the lowest sale price of the Common Stock on the applicable purchase date and (ii) the average of the three lowest closing sale prices of the Common Stock during the ten consecutive business days immediately preceding the applicable purchase date. In addition, if we direct Lincoln Park to purchase the maximum number of shares permitted in a Regular Purchase on an applicable purchase date, then, in addition to such Regular Purchase and subject to the satisfaction of certain conditions and limitations set forth in the Purchase Agreement, we may also direct Lincoln Park to purchase additional shares of Common Stock in an accelerated purchase (an “Accelerated Purchase”) on the following business day. For an Accelerated Purchase, Lincoln Park will purchase the lesser of (i) three times the regular purchase share limit for the corresponding Regular Purchase and (ii) 30% of the trading volume on the Accelerated Purchase date as specified in the Purchase Agreement, at a purchase price per share equal to the lower of 97% of (x) the closing sale price on the Accelerated Purchase date and (y) the volume-weighted average price during the measurement period specified in the Purchase Agreement for such date. Subject to satisfaction of the applicable conditions, we may direct multiple Accelerated Purchases in a single trading day.

In addition, the Purchase Agreement prohibits the Company from directing Lincoln Park to purchase any shares of Common Stock if such shares, when aggregated with all other shares then beneficially owned by Lincoln Park and its affiliates, would result in Lincoln Park beneficially owning more than 4.99% of the outstanding shares of Common Stock, which beneficial ownership cap may be increased by Lincoln Park to up to 9.99% upon 61 days’ prior written notice to the Company. Additionally, unless otherwise approved by our stockholders, we may not issue shares of Common Stock under the Purchase Agreement in excess of 19.9% of our common stock outstanding on August 4, 2026.

As consideration for Lincoln Park’s commitment to purchase shares under the Purchase Agreement, on the date of the Purchase Agreement we issued to Lincoln Park 60,145 shares of Common Stock as commitment shares.

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

This discussion and analysis of our financial condition and results of operations contains the presentation of Adjusted EBITDA, Adjusted Net Loss and Adjusted EPS, which are not presented in accordance with U.S. GAAP. Adjusted EBITDA, Adjusted Net Loss and Adjusted EPS are being presented because they provide the Company and readers of this Form 10-Q with additional insight into our operational performance relative to earlier periods and relative to our competitors. We do not intend Adjusted EBITDA, Adjusted Net Loss and Adjusted EPS to be substitutes for any U.S. GAAP financial information. Readers of this Form 10-Q should use Adjusted EBITDA, Adjusted Net Loss and Adjusted EPS only in conjunction with Net Income (Loss) and Net Income (Loss) per Share, the most comparable U.S. GAAP financial measures. Reconciliations of Adjusted EBITDA, Adjusted Net Loss and Adjusted EPS to Net Income (Loss) and Net Income (Loss) per Share, the most comparable U.S. GAAP measures, are provided in "Non-GAAP Financial Measures" below.

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

Government Regulations. Changes in the U.S. trade environment, including the imposition of import tariffs, antidumping and countervailing duties ("AD/CVD") investigations and the Uyghur Forced Labor Prevention Act ("UFLPA"), which became effective in June 2022, can have an impact on the timing of developer projects. The UFLPA resulted in new rules for module importers and reviews by

U.S. Customs and Border Protection ("CBP"). There continues to be challenges in achieving full compliance with UFLPA, whether related to sufficient traceability of materials or other factors. Escalating trade tensions, particularly between the United States and China, have led to increased tariffs and trade restrictions, including tariffs applicable to certain raw materials and components for our products. We have taken measures with the intention of mitigating the effect of tariffs and the impact of AD/CVD and UFLPA on our business by reducing our reliance on China and enhancing our U.S.-based supply chain, including through our acquisition of Alpha Steel.

In 2019, 90% of our supply chain was sourced from China. As of June 30, 2026, we have qualified suppliers outside of China for certain of our commodities and we continue to work to have second-source capability for all Chinese-manufactured components to help reduce the extent to which our supply chain for U.S.-based projects is subject to existing tariffs and to be able to quickly address potential future regulatory and governmental policy changes. We have entered into partnerships with manufacturers based in the United States, India, South Africa, Spain, Turkey, Thailand and Vietnam to diversify our supply chain and optimize costs.

On June 6, 2022, President Biden issued an Executive Order allowing U.S. solar deployers to import solar modules and cells from Cambodia, Malaysia, Thailand and Vietnam free from certain duties for 24 months, along with other incentives designed to accelerate U.S. domestic production of clean energy technologies. This moratorium ended in June 2024. The U.S. International Trade Administration and the U.S. International Trade Commission completed a sunset review in October 2024 and decided to continue existing AD/CVD orders on CSPV cells/modules from China resulting in longstanding China tariffs remaining in force. In April 2025, the U.S. Department of Commerce issued final determinations concluding that producers and exporters in Cambodia, Malaysia, Thailand and Vietnam were dumping and/or receiving countervailing subsidies resulting in high tariff rates now applying to many Chinese-owned manufacturers operating in these countries. In addition, in August 2025, the U.S. International Trade Commission issued an affirmative preliminary injury determination on imports of CSPV cells and modules from Laos, Indonesia and India. On April 23, 2026, the U.S. Department of Commerce issued preliminary affirmative antidumping determinations finding that CSPV products from all three countries were being sold in the U.S. at less than fair value. While the investigation by the U.S. Department of Commerce is in the final phase, final orders have not yet been issued and a final injury determination by the U.S. International Trade Commission is currently scheduled for the fourth quarter of 2026.

Additionally, on June 3, 2026, President Trump signed an Executive Order, "Strengthening Customs Enforcement" (Executive Order 14411) which directs the U.S. Department of Homeland Security and CBP to take steps to tighten oversight of importers, increase penalties for violations, strengthen anti-fraud measures, and improve duty collection. It is currently uncertain what impact this Executive Order may have, if any, on our ability to import materials needed for our products.

On April 5, 2025, the United States imposed a universal 10% "reciprocal" tariff on most imports into the United States, excluding certain products and certain qualifying imports from Canada and Mexico. Throughout 2025, tariff rates continued to change and fluctuate as negotiations continued between the United States and various countries. As an example, the United States increased the reciprocal tariff rate on China from 10% to 125%, in addition to other tariffs of 20% imposed on China earlier in 2025 and the Section 301 tariffs imposed on many Chinese-origin products during the first Trump Administration, and China imposed a retaliatory 125% tariff on goods imported from the United States in response. In May 2025, the U.S. and China agreed to a 90-day rollback whereby the United States cut the Chinese levies from 145% to 30% and China lowered the duties on U.S. goods from 125% to 10%, effective May 14, 2025. This rollback period was subsequently extended through November 10, 2026. New reciprocal tariffs were also announced on selected countries that were well above the universal 10% tariff rate. On February 20, 2026, the U.S. Supreme Court rejected the Trump Administration's use of the International Emergency Economic Powers Act ("IEEPA") as a basis for the imposition of tariffs and, as a result of that ruling, during Q2 2026, the U.S. government implemented initial mechanisms allowing importers to seek recovery of tariffs previously imposed under IEEPA authorities. Following the ruling by the U.S. Supreme Court, the Trump Administration announced it would utilize authority under Section 122 of the Trade Act of 1974 to implement tariffs of up to 15% for a limited period of time without U.S. Congressional approval and may ultimately replace such tariffs with longer-lasting authority under Section 301 of the Trade Act. On May 7, 2026, the U.S. Court of International Trade (the "CIT") held that Proclamation 11012, which imposed the Section 122 tariffs, was invalid. The U.S. government appealed the decision and on June 11, 2026, the Federal Court stayed the CIT decision pending appeal, allowing for CBP to continue to collect the tariffs. As of the filing of this Quarterly Report, matters involving tariffs continue to evolve and change. Depending on the terms of our existing contracts with customers, we may not in all cases be able to fully recover the increased cost for delivery of tracker systems currently being manufactured for our customers by our international vendors due to higher tariffs currently in place or that may be imposed in the future, which has and may continue to impact our expected profitability under certain contracts. Imposition of new or higher tariffs could also adversely affect the amount or timing of our future revenue, results of operations or cash flows.

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

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act, which accelerated the phase-out and termination of various eligible federal tax credits enacted as part of the IRA.

The reduction, elimination or expiration of government incentives for, or regulations mandating the use of, as well as corporate commitments to the use of renewable energy and solar energy specifically, could reduce demand for solar energy systems and harm our business, financial condition and results of operations.

Disruptions in Transportation and Supply Chain. Our costs are affected by the costs of certain components and materials, such as steel, motors and micro-chips, as well as transportation costs. Capacity constraints, particularly with regard to U.S. manufactured steel output, current market conditions, extreme adverse weather events and international conflicts may constrain the supply of materials and disrupt the flow of materials from international vendors, which could impact the cost of our products and services, along with overall rates of inflation in the global economy. For example, the war with Iran has led to recent increases in the price of oil which can affect transportation costs we are required to pay for delivery of materials to our customers that we may not be able to recover under the terms of our contracts. While inflation rates and certain costs have moderated in recent years, the overall level of various other costs, including fuel costs, continues to fluctuate and be elevated. Although we don't believe inflation has had a material impact on our results as presented in this report, such cost increases and decreases could impact our future operating margins, if material.

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

Impact of Climate Change. Climate change has primarily impacted our business operations by increasing demand for solar power generation and, as a result, for use of our products. The U.S. Energy Information Administration, in its July 2026 Short-Term Energy Outlook, indicates that solar remains one of the fastest-growing generation sources in the U.S. power mix and estimates that solar generation, as a percent of total U.S. electricity generation, will continue to increase during 2026 and 2027, in relation to prior years.

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

For the periods included in this Quarterly Report, no company locations other than in the United States and Australia accounted for more than 10% of our consolidated revenue. Our revenue growth is dependent on continued growth in the number of solar tracker projects and engineering services we win in competitive bidding processes and growth in our software sales each year, as well as our ability to increase our market share in each of the geographies in which we currently compete, expand our global footprint to new emerging markets, grow our production capabilities to meet demand and continue to develop and introduce new and innovative products that address the changing technology and performance requirements of our customers, among other things.

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

During the three and six months ended June 30, 2026 and 2025, we added new employees in certain areas in response to current project activity levels. Certain of our headcount changes also reflect a shift of our employee base to more cost-effective markets with exceptional talent. Our gross profit may vary period-to-period due to changes in our headcount, ASP, product costs, product versus service mix, customer mix, geographical mix, shipping methods, warranty costs and seasonality.

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

Results of Operations - Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

	Three months ended June 30,
	2026		2025
(in thousands, except percentages)	Amounts	Percentage of revenue	Amounts	Percentage of revenue
Revenue:
Product	$22,405	85.7%	$15,867	79.4%
Service	3,752	14.3%	4,126	20.6%
Total revenue	26,157	100.0%	19,993	100.0%
Cost of revenue:
Product	24,605	94.1%	18,876	94.4%
Service	3,786	14.5%	5,036	25.2%
Total cost of revenue	28,391	108.5%	23,912	119.6%
Gross loss	(2,234)	(8.5%)	(3,919)	(19.6%)
Operating expenses
Research and development	1,209	4.6%	1,129	5.6%
Selling and marketing	2,065	7.9%	1,291	6.5%
General and administrative	8,219	31.4%	5,160	25.8%
Total operating expenses	11,493	43.9%	7,580	37.9%
Loss from operations	(13,727)	(52.5%)	(11,499)	(57.5%)
Interest expense	(4,333)	(16.6%)	(731)	(3.7%)
Interest income	5	0.0%	5	0.0%
Gain on sale of Atlas	26	0.1%	50	0.3%
Loss from change in fair value of warrant liability	(8,887)	(34.0%)	(2,836)	(14.2%)
Other income, net	9	0.0%	71	0.4%
Loss from unconsolidated subsidiary	—	0.0%	(451)	(2.3%)
Loss before income taxes	(26,907)	(102.9%)	(15,391)	(77.0%)
Provision for income taxes	(217)	(0.8%)	(39)	(0.2%)
Net loss	$(27,124)	(103.7%)	$(15,430)	(77.2%)

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

	Three months ended June 30,
(in thousands)	2026	2025	$ Change	% Change
Product	$22,405	$15,867	$6,538	41.2%
Service	3,752	4,126	(374)	(9.1)%
Total revenue	$26,157	$19,993	$6,164	30.8%

Product revenue

The increase in product revenue for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, was primarily due to an increase of 56% in the amount of MW produced due mainly to project size and timing. This was partially offset by a decrease of 10% in ASP for the three months ended June 30, 2026, resulting from project mix changes as compared to the three months ended June 30, 2025.

Service revenue

The decrease in service revenue for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, primarily resulted from a decrease of 37% in logistics activity levels due to timing of shipments. This was largely offset by an increase of 44% in ASP as compared to the three months ended June 30, 2025 as a result of project size and pricing.

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

	Three months ended June 30,
(in thousands)	2026	2025	$ Change	% Change
Product	$24,605	$18,876	$5,729	30.4%
Service	3,786	5,036	(1,250)	(24.8)%
Total cost of revenue	$28,391	$23,912	$4,479	18.7%
Gross loss	$(2,234)	$(3,919)	$1,685	43.0%
Gross loss percentage of revenue	(8.5%)	(19.6%)

The increase in cost of revenue for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, was primarily driven by an increase of 56% in MW produced and the inclusion of additional costs for Alpha Steel as Alpha Steel is now a wholly owned subsidiary. This was partially offset by a decrease of 37% in logistics activity levels and lower tariffs. In addition, we incurred additional costs during the three months ended June 30, 2025 associated with specified minimum purchase commitments with Alpha Steel that did not reoccur during the three months ended June 30, 2026.

Our gross margin percentage of revenue for the three months ended June 30, 2026 was a negative 8.5%, compared to a negative 19.6% for the three months ended June 30, 2025.

We had negative gross margin for the three months ended June 30, 2026 due mainly to the inclusion of additional costs for Alpha Steel as Alpha Steel is now a wholly owned subsidiary and lower product ASP.

We had negative gross margin for the three months ended June 30, 2025 due mainly to the impact of additional costs associated with specified minimum purchase commitments with Alpha Steel, as described above and higher tariffs.

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

	Three months ended June 30,
(in thousands)	2026	2025	$ Change	% Change
Research and development	$1,209	$1,129	$80	7.1%

The increase in research and development expenses for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, was primarily attributable to higher stock-based compensation costs of $0.1 million due to recent grants of new awards. Research and development expenses as a percentage of revenue were 4.6% for the three months ended June 30, 2026, as compared to 5.6% for the three months ended June 30, 2025.

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

	Three months ended June 30,
(in thousands)	2026	2025	$ Change	% Change
Selling and marketing	$2,065	$1,291	$774	60.0%

The increase in selling and marketing expenses for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, was primarily attributable to (i) higher payroll costs of $0.8 million due to higher headcount levels, (ii) higher travel costs of $0.2 million, and (iii) higher professional service costs of $0.1 million. This was partially offset by lower credit loss provisions of $0.3 million. Selling and marketing costs as a percentage of revenue were 7.9% for the three months ended June 30, 2026, compared to 6.5% for the three months ended June 30, 2025.

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

	Three months ended June 30,
(in thousands)	2026	2025	$ Change	% Change
General and administrative	$8,219	$5,160	$3,059	59.3%

The increase in general and administrative expenses for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, was primarily attributable to (i) higher payroll expense of $1.2 million, due mainly to CEO transition costs in April 2026, (ii) higher stock-based compensation expense of $0.7 million as a result of (a) new award grants and (b) the impact of certain executive award forfeitures during the three months ended June 30, 2025, (iii) higher professional service costs of $0.4 million, largely attributable to increased legal fees and (iv) increased travel, insurance, depreciation and other operating costs. General and administrative expenses as a percentage of revenue were 31.4% for the three months ended June 30, 2026, compared to 25.8% for the three months ended June 30, 2025.

Interest expense

	Three months ended June 30,
(in thousands)	2026	2025	$ Change	% Change
Interest expense	$4,333	$731	$3,602	492.7%

Interest expense is related mainly to our outstanding debt and consisted of the following:

	Three Months Ended June 30,
	2026	2025
Amortization of debt discount and issue costs	$2,500	$217
Paid-in-kind and exit fee non-cash interest added to debt	1,143	509
Interest paid in cash during the period	873	5
Change in accrued interest from the beginning of the period	(209)	—
Interest included in accounts payable and other at period end	26	—
Total interest expense	$4,333	$731

Loss from change in fair value of warrant liability

	Three months ended June 30,
(in thousands)	2026	2025	$ Change	% Change
Loss from change in fair value of warrant liability	$(8,887)	$(2,836)	$(6,051)	213.4%

The New Warrants issued in connection with the Credit Agreement, as described further in Note 11, "Debt" in our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report, are classified as a long-term liability. Due largely to an increase in the price of our common stock during the three months ended June 30, 2026, the fair value of the New Warrants increased from $25.8 million at March 31, 2026 to $34.7 million as of June 30, 2026, resulting in recognition of a non-cash loss during the three months ended June 30, 2026.

Loss from unconsolidated subsidiary

	Three months ended June 30,
(in thousands)	2026	2025	$ Change	% Change
Loss from unconsolidated subsidiary	$—	$(451)	$451	(100.0%)

On November 11, 2025, we entered into a Membership Interest Purchase Agreement with the other equity holders of Alpha Steel pursuant to which we acquired 100% of the membership interests in Alpha Steel, effective November 12, 2025. As a result, Alpha Steel is now our wholly owned subsidiary and the financial results of Alpha Steel since November 12, 2025 have been included in our consolidated results. Prior to November 12, 2025, we held a 45% interest in Alpha Steel, which we accounted for under the equity method of accounting. The loss from unconsolidated subsidiary for the three months ended June 30, 2025 represented our share of the net operating results incurred by Alpha Steel during that period.

Results of Operations - Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

	Six months ended June 30,
	2026		2025
(in thousands, except percentages)	Amounts	Percentage of revenue	Amounts	Percentage of revenue
Revenue:
Product	$34,167	78.7%	$34,069	83.5%
Service	9,255	21.3%	6,727	16.5%
Total revenue	43,422	100.0%	40,796	100.0%
Cost of revenue:
Product	38,413	88.5%	38,987	95.6%
Service	8,470	19.5%	9,175	22.5%
Total cost of revenue	46,883	108.0%	48,162	118.1%
Gross loss	(3,461)	(8.0%)	(7,366)	(18.1%)
Operating expenses
Research and development	2,327	5.4%	2,053	5.0%
Selling and marketing	3,780	8.7%	2,427	5.9%
General and administrative	16,217	37.3%	10,213	25.0%
Total operating expenses	22,324	51.4%	14,693	36.0%
Loss from operations	(25,785)	(59.4%)	(22,059)	(54.1%)
Interest expense	(8,229)	(19.0%)	(1,442)	(3.5%)
Interest income	10	0.0%	11	0.0%
Gain from disposal of investment in unconsolidated subsidiary	—	0.0%	3,204	7.9%
Gain on sale of Atlas	26	0.1%	50	0.1%
Gain from change in fair value of warrant liability	39,855	91.8%	1,768	4.3%
Other income, net	10	0.0%	75	0.2%
Loss from unconsolidated subsidiary	—	0.0%	(563)	(1.4%)
Income (loss) before income taxes	5,887	13.6%	(18,956)	(46.5%)
Provision for income taxes	(412)	(0.9%)	(293)	(0.7%)
Net income (loss)	$5,475	12.6%	$(19,249)	(47.2%)

Revenue

	Six months ended June 30,
(in thousands)	2026	2025	$ Change	% Change
Product	$34,167	$34,069	$98	0.3%
Service	9,255	6,727	2,528	37.6%
Total revenue	$43,422	$40,796	$2,626	6.4%

Product revenue

The increase in product revenue for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was primarily due to an increase of 3% in ASP, which was mostly offset by a decrease of 3% in the amount of MW produced.

Service revenue

The increase in service revenue for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, primarily resulted from (i) an increase of 25% in ASP as compared to the six months ended June 30, 2025 as a result of project size and pricing, and (ii) an increase of 10% in logistics activity levels.

Cost of revenue and gross loss

Gross loss may vary from period-to-period and is primarily affected by our ASP, product costs, timing of tracker production and delivery, customer mix, geographical mix, shipping method, logistics costs, warranty costs, indirect cost control efforts and seasonality.

	Six months ended June 30,
(in thousands)	2026	2025	$ Change	% Change
Product	$38,413	$38,987	$(574)	(1.5)%
Service	8,470	9,175	(705)	(7.7)%
Total cost of revenue	$46,883	$48,162	$(1,279)	(2.7)%
Gross loss	$(3,461)	$(7,366)	$3,905	53.0%
Gross loss percentage of revenue	(8.0%)	(18.1%)

The decrease in cost of revenue for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was primarily driven by additional costs incurred during the three months ended June 30, 2025 associated with specified minimum purchase commitments with Alpha Steel that did not reoccur during the three months ended June 30, 2026. This was partially offset by (i) additional costs related to the inclusion of Alpha Steel as a wholly owned subsidiary, (ii) higher warranty expense, and (iii) an increase in stock-based compensation expense and other indirect costs.

Our gross margin percentage of revenue for the six months ended June 30, 2026 was a negative 8.0%, compared to a negative 18.1% for the six months ended June 30, 2025.

We had negative gross margin for the six months ended June 30, 2026 due mainly to (i) additional costs related to the inclusion of Alpha Steel as a wholly owned subsidiary, (ii) higher warranty expense, and (iii) an increase in stock-based compensation expense and other indirect costs. These costs were partially offset by higher ASP for both service and product revenues.

We had negative gross margin for the six months ended June 30, 2025 as revenue levels were not sufficient to cover certain overhead costs, including costs associated with minimum purchase commitments with Alpha Steel, prior to obtaining control of this entity, and due to the impact of increased tariffs and freight costs.

Research and development

	Six months ended June 30,
(in thousands)	2026	2025	$ Change	% Change
Research and development	$2,327	$2,053	$274	13.3%

The increase in research and development expenses for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was primarily attributable to (i) higher spending on lab and other research activities totaling $0.2 million. and (ii) higher stock-based compensation costs of $0.2 million due to recent grants of new awards. This was partially offset by lower payroll-related costs of $0.2 million, largely related to lower incentive compensation during the six months ended June 30, 2026. Research and development expenses as a percentage of revenue were 5.4% for the six months ended June 30, 2026, as compared to 5.0% for the six months ended June 30, 2025.

Selling and marketing

	Six months ended June 30,
(in thousands)	2026	2025	$ Change	% Change
Selling and marketing	$3,780	$2,427	$1,353	55.7%

The increase in selling and marketing expenses for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was primarily attributable to (i) higher payroll costs of $1.0 million due mainly to higher average headcount levels, (ii) higher travel costs of $0.3 million, and (iii) higher professional services expense of $0.2 million. This was partially offset by lower credit loss provisions of $0.2 million. Selling and marketing costs as a percentage of revenue were 8.7% for the six months ended June 30, 2026, compared to 5.9% for the six months ended June 30, 2025.

General and administrative

	Six months ended June 30,
(in thousands)	2026	2025	$ Change	% Change
General and administrative	$16,217	$10,213	$6,004	58.8%

The increase in general and administrative expenses for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was primarily attributable to (i) higher stock-based compensation expense of $3.2 million as a result of (a) new award grants and (b) the impact of certain executive award forfeitures during the six months ended June 30, 2025, (ii) higher professional service costs of $1.5 million, largely attributable to increased legal fees, (iii) higher payroll-related costs of $0.6 million, mainly related to CEO transition costs in April 2026, and (iv) costs associated with our consolidated subsidiary, Alpha Steel, as well as higher insurance and travel costs. General and administrative expenses as a percentage of revenue were 37.3% for the six months ended June 30, 2026, compared to 25.0% for the six months ended June 30, 2025.

Interest expense

	Six months ended June 30,
(in thousands)	2026	2025	$ Change	% Change
Interest expense	$8,229	$1,442	$6,787	470.7%

Interest expense is related mainly to our outstanding debt and consisted of the following:

	Six Months Ended June 30,
	2026	2025
Amortization of debt discount and issue costs	$4,698	$427
Paid-in-kind and exit fee non-cash interest added to debt	2,144	1,001
Interest paid in cash during the period	1,760	14
Change in accrued interest from the beginning of the period	(399)	—
Interest included in accounts payable and other at period end	26	—
Total interest expense	$8,229	$1,442

Gain from disposal of investment in unconsolidated subsidiary

	Six months ended June 30,
(in thousands)	2026	2025	$ Change	% Change
Gain from disposal of investment in unconsolidated subsidiary	$—	$3,204	$(3,204)	(100.0%)

We sold our 23% equity interest in our unconsolidated subsidiary, Dimension Energy LLC ("Dimension"), on June 24, 2021. Dimension is a community solar developer based in Atlanta, Georgia that provides renewable energy solutions for local communities in the United States.

The sales agreement with Dimension included an earnout provision which provided for the potential to receive additional contingent consideration, based on Dimension achieving certain performance milestones, and additional contingent consideration in the form of a projects escrow release based on Dimension’s completion of certain construction projects in progress at the time of the sale.

During the six months ended June 30, 2025, we received a final earnout payment of $3.2 million that was recognized in accordance with our policy election of recording such gains when realized.

Gain from change in fair value of warrant liability

	Six months ended June 30,
(in thousands)	2026	2025	$ Change	% Change
Gain from change in fair value of warrant liability	$39,855	$1,768	$38,087	2154.2%

The New Warrants issued in connection with the Credit Agreement, as described further in Note 11, "Debt" in our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report, are classified as a long-term liability. Due largely to a decrease in the price of our common stock during the six months ended June 30, 2026, the fair value of the New Warrants decreased from $74.5 million at December 31, 2025 to $34.7 million as of June 30, 2026, resulting in recognition of a non-cash gain during the six months ended June 30, 2026.

Loss from unconsolidated subsidiary

	Six months ended June 30,
(in thousands)	2026	2025	$ Change	% Change
Loss from unconsolidated subsidiary	$—	$(563)	$563	(100.0%)

On November 11, 2025, we entered into a Membership Interest Purchase Agreement with the other equity holders of Alpha Steel pursuant to which we acquired 100% of the membership interests in Alpha Steel, effective November 12, 2025. As a result, Alpha Steel is now our wholly owned subsidiary and the financial results of Alpha Steel since November 12, 2025 have been included in our consolidated results. Prior to November 12, 2025, we held a 45% interest in Alpha Steel, which we accounted for under the equity method of accounting. The loss from unconsolidated subsidiary for the six months ended June 30, 2025 represented our share of the net operating losses incurred by Alpha Steel during that period.

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

We have incurred cumulative operating losses since inception and have a history of cash outflows from operations, inclusive of $4.5 million in cash utilized in our operating activities during the six months ended June 30, 2026. As of June 30, 2026, we had unrestricted cash on hand of $10.1 million, a working capital deficit of $7.9 million and stockholders' deficit of $30.3 million.

Second Amendment to Credit Agreement, failure to meet cash and direct tracker margin covenants and Limited Waiver

As described further in Note 11, "Debt" in Part I, Item 1 of this Quarterly Report, on March 23, 2026, we entered into a Second Amendment and Limited Waiver to our Credit Agreement (the “Second Amendment”) pursuant to which the Lenders: (i) provided a waiver relating to our breach of the purchase order covenant in our Credit Agreement for the fiscal quarter ended December 31, 2025; (ii) agreed that a purchase order covenant will not apply to us until the fiscal quarter ending March 31, 2027; and (iii) agreed to further amend certain other existing financial covenants under the Credit Agreement, including (a) a required minimum unrestricted cash covenant of $10.0 million as of September 30, 2026 and a minimum revenue covenant of $50.0 million for the quarter ended September 30, 2026. Additionally, in connection with the Second Amendment, we agreed to repay a portion of the principal amount outstanding under the Credit Agreement as follows: (x) $2.5 million of principal was repaid on March 23, 2026; (y) $2.5 million of principal was repaid on May 22, 2026; and (z) $5.0 million of principal will be repaid on September 30, 2026.

As noted above, our unrestricted cash on hand at June 30, 2026 was $10.1 million. As a result, we were not in compliance with the required minimum unrestricted cash covenant of $15.0 million pursuant to the Second Amendment as of June 30, 2026. We were also not in compliance with a required minimum direct tracker margin covenant for the three months ended June 30, 2026. On August 4, 2026, we entered into a Limited Waiver and Limited Consent to Credit Agreement (the "Waiver") with the Lenders in which the Lenders waived our noncompliance with the minimum unrestricted cash and minimum direct tracker margin covenants as described above. The Waiver covers the periods of noncompliance but does not cover our ability to comply with covenants in future periods. As a result of factors that are outside of our control in terms of timing of customer project activity and resulting revenue and cash flows, there is currently uncertainty as to our ability to fully meet all existing quarterly and annual financial covenants during the twelve-month period following the date of the consolidated financial statements included in this Quarterly Report. Accordingly, we have classified all outstanding debt under our Credit Agreement as a current obligation as of June 30, 2026. Should future actual results, including near-term operating and capital raising activities prove to be sufficient, we will reconsider the classification of our debt when appropriate.

Equity Line of Credit

On August 4, 2026, we entered into a Purchase Agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) to establish an equity line of credit of up to $20.0 million (the “Purchase Agreement”). Pursuant to the Purchase Agreement, Lincoln Park committed to purchase, at our direction from time to time, up to an aggregate of $20.0 million of our common stock, subject to the terms, conditions and limitations set forth in the Purchase Agreement. We also entered into a registration rights agreement with Lincoln Park (the “Registration Rights Agreement”), pursuant to which we agreed to file with the U.S. Securities and Exchange Commission (the “SEC”) a registration statement covering the resale by Lincoln Park of the shares of common stock that have been and may be issued and sold to Lincoln Park under the Purchase Agreement, including the commitment shares described below, and to take such other actions as are reasonably necessary to maintain the effectiveness of such registration statement as provided in the Registration Rights Agreement.

Under the terms of the Purchase Agreement, from and after the date on which the conditions to Lincoln Park’s purchase obligations have been satisfied, including that the registration statement described above is declared effective by the SEC and a final prospectus is filed with the SEC (the “Commencement Date”), we will have the right, but not the obligation, in our sole discretion to direct Lincoln Park to purchase shares of Common Stock from time to time over a period of up to 24 months for aggregate gross proceeds of up to $20.0 million. From and after the Commencement Date, on any business day on which the closing sale price of the Common Stock is not below $1.00 per share, we may, by written notice, direct Lincoln Park to purchase up to 20,000 shares of Common Stock (a “Regular Purchase”), which amount may be increased to up to 30,000 shares of Common Stock if the closing sale price is not below $2.00 per share, up to 40,000 shares of Common Stock if the closing sale price is not less than $3.00 per share of Common Stock, and up to 50,000 shares if the closing sale price is not below $4.00 per share of Common Stock, in each case subject to a maximum dollar amount of $1.0 million per Regular Purchase. The purchase price per share for each Regular Purchase will be equal to 97% of the lower of (i) the lowest sale price of the Common Stock on the applicable purchase date and (ii) the average of the three lowest closing sale prices of the Common Stock during the ten consecutive business days immediately preceding the applicable purchase date. In addition, if we direct Lincoln Park to purchase the maximum number of shares permitted in a Regular Purchase on an applicable purchase date, then, in addition to such Regular Purchase and subject to the satisfaction of certain conditions and limitations set forth in the Purchase Agreement, we may also direct Lincoln Park to purchase additional shares of Common Stock in an accelerated purchase (an “Accelerated Purchase”) on the following business day. For an Accelerated Purchase, Lincoln Park will purchase the lesser of (i) three times the regular purchase share limit for the corresponding Regular Purchase and (ii) 30% of the trading volume on the Accelerated Purchase date as specified in the Purchase Agreement, at a purchase price per share equal to the lower of 97% of (x) the closing sale price on the Accelerated Purchase date and (y) the volume-weighted average price during the measurement period specified in the Purchase Agreement for such date. Subject to satisfaction of the applicable conditions, we may direct multiple Accelerated Purchases in a single trading day.

In addition, the Purchase Agreement prohibits the Company from directing Lincoln Park to purchase any shares of Common Stock if such shares, when aggregated with all other shares then beneficially owned by Lincoln Park and its affiliates, would result in Lincoln Park beneficially owning more than 4.99% of the outstanding shares of Common Stock, which beneficial ownership cap may be increased by Lincoln Park to up to 9.99% upon 61 days’ prior written notice to the Company. Additionally, unless otherwise approved by our stockholders, we may not issue shares of Common Stock under the Purchase Agreement in excess of 19.9% of our common stock outstanding on August 4, 2026.

As consideration for Lincoln Park’s commitment to purchase shares under the Purchase Agreement, on the date of the Purchase Agreement we issued to Lincoln Park 60,145 shares of Common Stock as commitment shares.

Payments for acquisition of Alpha Steel

On November 11, 2025, we entered into a Membership Interest Purchase Agreement with the other equity holders (the "Selling Members") of Alpha Steel LLC ("Alpha Steel") pursuant to which we agreed to acquire all of their membership interests for a purchase price of approximately $2.7 million, which was evidenced by promissory notes payable in various installments during 2026 (the "Acquisition Notes"). As of June 30, 2026, we had a remaining required payment of approximately $1.1 million due to the Selling Members, plus accrued interest, which we paid during August 2026. The Acquisition Notes were secured by all of Alpha Steel's assets, provided, however, the security interests granted to each of the Selling Members under the Acquisition Notes were subordinate and junior to the security interests in favor of the Lenders under the Credit Agreement.

Conclusion of substantial doubt

In view of the requirements for quarterly cash interest payments, a specified prepayment of principal under the Credit Agreement, and principal and interest payments for the Acquisition Notes, as well as our history of operating losses and cash outflows, and considering that the availability of additional financing provided by the Credit Agreement in the form of Second Delayed Draw Term Loans or full utilization of the equity line of credit is not completely within our control, we believe these factors create uncertainty as to our ability to fully meet the financial covenant requirements under the Credit Agreement during the twelve months following issuance of this Quarterly Report. Therefore, we have concluded that substantial doubt exists as to our ability to continue as a going concern within the next year.

Our ability to meet our liquidity needs over the next year is dependent upon (i) our unrestricted cash on hand (subject to (x) a required principal repayment of $5.0 million on September 30, 2026, under the Credit Agreement, as well as principal and interest payments due for the Acquisition Notes, and (y) a $10.0 million minimum unrestricted cash covenant under the Credit Agreement effective for the quarter ending September 30, 2026, and each quarter thereafter, and our compliance with all other financial covenants under the Credit Agreement, (ii) our current expectations of increased project activity and cash flow during the twelve-month period following issuance of our consolidated financial statements, (iii) the availability of additional proceeds in the form of Second Delayed Draw Term Loans that may be requested by the Company, subject to approval by the Lenders in their sole discretion, and (iv) our ability to raise additional capital through the equity line of credit or other securities offerings. In addition, we continue to remain focused on implementing additional cost savings steps, which could impact, among other things, the size and location of our headcount and the level of services currently provided by third parties.

Outstanding debt and warrants

Acquisition Notes

In connection with our acquisition of 100% of the Membership Interests in Alpha Steel in November 2025, we agreed to pay approximately $2.7 million in various installments during 2026, which was evidenced by Acquisition Notes. At June 30, 2026, we had a remaining balance due of approximately $1.1 million, plus accrued interest, which we paid during August 2026. The Acquisition Notes bear interest on any unpaid balance at a rate of 3.64% per annum and are secured by all of Alpha Steel's assets, provided, however, the security interests granted to each of the Selling Members under the Acquisition Notes are subordinate and junior to the security interests in favor of the Lenders under the Credit Agreement described below. The Acquisition Notes were discounted upon issuance at a market-participant discount rate resulting in an effective interest rate of approximately 12% until maturity.

Credit Agreement and New Warrants

We entered into the Original Credit Agreement, effective July 2, 2025, with various lenders (the "Lenders") and Acquiom Agency Services LLC, as Administrative Agent. On November 1, 2025 we entered into a First Amendment to Credit Agreement to amend certain of the financial covenants applicable to us and in connection with our agreement to acquire 100% of the membership interests in Alpha Steel. On March 23, 2026, we entered into the Second Amendment pursuant to which: (i) the Lenders provided a waiver relating to our breach of the purchase order covenant for the fiscal quarter ended December 31, 2025; (ii) the Lenders agreed that a purchase order covenant will not apply to us until the fiscal quarter ending March 31, 2027; and (iii) agreed to further amend certain other existing financial covenants under the Credit Agreement, including (a) a required minimum unrestricted cash covenant of $10.0 million as of September 30, 2026 and a minimum revenue covenant of $50.0 million for the quarter ended September 30, 2026. Additionally, in connection with the Second

Amendment, we agreed to repay a portion of the principal amount outstanding under the Credit Agreement as follows: (x) $2.5 million of principal was repaid on March 23, 2026; (y) $2.5 million of principal was repaid on May 22, 2026; and (z) $5.0 million of principal will be repaid on September 30, 2026. The amount of each of the foregoing principal repayments is referred to as an "ECF Repayment Amount". The Original Credit Agreement, as amended, is referred to below as the "Credit Agreement".

As noted above, we were not in compliance with the required minimum cash and direct tracker margin covenants pursuant to the Second Amendment as of June 30, 2026. On August 4, 2026, we entered into the Waiver with the Lenders in which the Lenders waived our noncompliance with these minimum unrestricted cash and minimum direct tracker margin covenants as described above. The waiver covered the periods of noncompliance but did not cover our ability to comply with covenants in future periods. As a result of factors that are outside of our control in terms of timing of customer project activity and resulting revenue and cash flows, there is currently uncertainty as to our ability to fully meet all existing quarterly and annual financial covenants during the twelve-month period following the date of the consolidated financial statements included herein. Accordingly, we have classified all outstanding debt under our Credit Agreement as a current obligation as of June 30, 2026.

The Credit Agreement provides for a senior secured term facility of up to $75 million, consisting of (i) Initial Term Loans and First Delayed Draw Term Loans (both as defined in the Credit Agreement) that were funded during 2025 in an aggregate principal amount of $37.5 million, and (ii) up to $37.5 million principal amount of Second Delayed Draw Term Loans (as defined in the Credit Agreement) that may be requested by the Company and approved by the Lenders in their sole discretion (collectively, with the Initial Term Loans and the First Delayed Draw Term Loans, the "Term Loans"). The Term Loans currently outstanding were originally scheduled to mature on July 2, 2029.

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

As a result of the principal payments required in 2026 under the terms of the Second Amendment, we now estimate an Exit Fee of approximately $2.6 million will be owed upon the originally stated maturity of the debt, in addition to the repayment upon originally stated maturity of any outstanding principal under the Term Loans, plus accrued and unpaid interest. We are accreting each period, as additional interest expense using the interest method, an amount for the expected exit fee obligation that we estimate will be due on July 2, 2029. The amount accrued as of June 30, 2026 for the exit fee obligation is reflected as a component of our total debt balance as shown in Note 11, "Debt", included in Part I, Item 1 of this Quarterly Report.

Financial covenants

As amended by the Second Amendment, the Credit Agreement includes the following covenants.

•
Unrestricted Cash Amount. The Company is required to have unrestricted cash balances as of the last day of the fiscal quarter ending September 30, 2026 equal to the greater of (i) $10.0 million and (ii) $15.0 million minus a remaining ECF Repayment

Amount if actually paid by the Company to the Lenders pursuant to the Credit Agreement prior to such date. The Company currently anticipates that this financial covenant will require the Company to have at least $10.0 million of unrestricted cash as of September 30, 2026, and each fiscal quarter thereafter.
•
Quarterly Revenue. The Company is required to have consolidated quarterly revenue of at least: (i) $50.0 million for the fiscal quarter ending September 30, 2026; and (ii) $75.0 million for the fiscal quarter ending December 31, 2026 and the last day of each fiscal quarter thereafter.
•
Consolidated EBITDA. For the 12-month period ending December 31, 2026, the Company’s consolidated EBITDA may not be less than $10.0 million, and for the 12-month period ending December 31, 2027 and the last day of each fiscal year thereafter, the Company’s consolidated EBITDA may not be less than $25.0 million.

Additionally, the Company’s direct tracker margin must exceed certain thresholds for each fiscal quarter in 2026, and the financial covenants also include a requirement that the amounts due to the Company under new purchase orders must meet certain thresholds beginning with the fiscal quarter ending March 31, 2027.

As noted above, at June 30, 2026, the Company was not in compliance with the required minimum unrestricted cash and direct tracker margin financial covenants under the Credit Agreement. On August 4, 2026, we entered into the Waiver with the Lenders in which the Lenders waived our noncompliance with these minimum unrestricted cash and minimum direct tracker margin covenants.

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

Changes in the number and value of our Original and New Warrants were as follows:

	Six months ended June 30,
	2026		2025
	Number of warrants	Value ($000's)	Number of warrants	Value ($000's)
Beginning balance	6,836,237	$74,515	1,750,000	$9,520
Exercise of Original Warrants	—	—	(1,750,000)	(7,752)
Change in fair value of warrant liability	N/A	(39,855)	N/A	(1,768)
Ending balance	6,836,237	$34,660	—	$—

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

Also, in connection with the Credit Agreement and the Subordination Agreement, the Company and Investor entered into an Amended and Restated Promissory Note, dated July 2, 2025 (the “A&R Promissory Note”). The A&R Promissory Note amends and restates the original Senior Notes to remove the seniority terms of those notes, conform the original Senior Notes to the terms of the Credit Agreement and the Subordination Agreement, amend certain prepayment and make-whole terms under the original Senior Notes, delete certain covenants and event of default terms, reduce the interest rate under the original Senior Notes to 5% per annum paid in cash and 7% per annum paid in kind, both on the final business day of June and December in each year, and to delete the financial covenants set forth in the original Senior Notes. As a result of an amendment to the Purchase Agreement entered into on July 2, 2025 (the "Purchase Agreement Amendment"), among other things, the Investor agreed to release all liens and guarantees securing the obligations under the Senior Notes, the Purchase Agreement, and the A&R Promissory Note. The A&R Promissory Note also (i) provides for additional interest to be capitalized and added to the principal amount of the debt at a rate of 5% per annum upon the occurrence and continuation of certain events of default and (ii) was originally scheduled to mature on January 2, 2030.

At June 30, 2026, the outstanding principal balance of our Term Loans and the A&R Promissory Note totaled approximately $52.1 million, including accrued paid-in-kind interest to date. As noted above, $5.0 million of principal with respect to the Term Loans is required to be paid in September 2026.

As a result of factors that are outside of our control in terms of timing of customer project activity and resulting revenue and cash flows, there is currently uncertainty as to our ability to fully meet all existing quarterly and annual financial covenants during the twelve-month period following the date of the consolidated financial statements included herein. Accordingly, the outstanding Term Loan and A&R Promissory principal, plus accrued paid-in-kind interest, related unamortized discount and debt issue costs and any applicable Exit Fee, have been classified as a current obligation at June 30, 2026.

Statements of cash flows

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Six months ended June 30,
(in thousands)	2026	2025
Net cash used in operations	$(4,478)	$(10,780)
Net cash (used in) provided by investing activities	(569)	2,989
Net cash (used in) provided by financing activities	(4,997)	3
Effect of exchange rate changes on cash and cash equivalents	14	60
Decrease in cash, cash equivalents and restricted cash	$(10,030)	$(7,728)

Operating activities

During the six months ended June 30, 2026, we used approximately $18.6 million of cash to fund a portion of our current period expenditures for personnel and facilities, legal and professional fees, insurance, research and development and various other operating activities. This compares to approximately $17.4 million used during the six months ended June 30, 2025, also to fund a portion of our prior period expenditures for various operating activities as described above.

During the six months ended June 30, 2026, we generated approximately $14.2 million of cash primarily from changes in working capital, mainly related to timing of vendor payments and customer receipts, and the impact of changes in activity levels. This compares to approximately $6.7 million of cash generated from changes in working capital during the six months ended June 30, 2025.

Our working capital decreased by approximately $37.5 million from over $29.5 million at December 31, 2025 to a working capital deficit of $7.9 million at June 30, 2026. The decrease was largely attributable to the reclassification of our long-term debt to a current obligation as a result of failing to meet the required minimum unrestricted cash and direct tracker margin financial covenants as of June 30, 2026, the use of cash as described above, and changes in other working capital balances due to activity levels during the six months ended June 30, 2026.

Investing activities

During the six months ended June 30, 2026, we had capital expenditures of approximately $0.6 million, primarily for tooling and new computer and IT equipment.

During the six months ended June 30, 2025, we received $3.2 million of contingent earnout payments from our investment in Dimension that we sold in 2021. We also had capital expenditures of nearly $0.3 million, primarily for tooling.

Financing activities

During the six months ended June 30, 2026, we made (i) principal payments of $6.3 million relating to required payments on our outstanding Term Loan and Acquisition Note debt, and (ii) payments for legal fees totaling $0.2 million incurred in connection with entering into the Second Amendment to our Credit Agreement. We also sold 350,152 new shares of our common stock under our ATM program receiving gross proceeds of approximately $1.5 million.

Proceeds received from stock option exercises were minimal during the six months ended June 30, 2025.

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

Judgments and assumptions

The allowance for credit losses is based on the lifetime expected credit loss of our customer accounts. To assess the lifetime expected credit loss, we utilize a loss rate method that takes into consideration historical experience and certain other factors, as appropriate, such as credit quality, current economic or other conditions and changes in project status that may affect a customer's ability to pay. This method accelerates the recognition of expected credit losses as compared to the incurred loss model used prior to 2023 and may result in material differences between our estimates and actual collection results. We may also have greater fluctuations in our credit loss expense over time based on changes in our historical experience or changes in estimates of future conditions which may not adequately reflect future actual customer payment activity.

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

In estimating the fair value of the consolidated company, we used our market capitalization based on our closing stock price on the Nasdaq Capital Market at June 30, 2026. Our daily closing stock price is affected by numerous factors, some of which may not directly involve the operations of the company and, historically, has demonstrated high volatility.

We did not identify any impairments of our long-lived assets or goodwill during the six months ended June 30, 2026 and 2025.

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

Among other limitations, Adjusted EBITDA, Adjusted Net Loss, and Adjusted EPS do not reflect (i) our cash expenditures, or future requirements, for capital additions or contractual commitments, and (ii) the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations. Further, the adjustments noted in Adjusted EBITDA do not reflect the impact of any income tax expense or benefit. Additionally, other companies in our industry may calculate Adjusted EBITDA, Adjusted Net Loss, and Adjusted EPS differently than we do, which limits its usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA, Adjusted Net Loss, and Adjusted EPS should not be considered in isolation or as substitutes for performance measures calculated in accordance with U.S. GAAP, and you should not rely on any single financial measure to evaluate our business. These non-GAAP financial measures, when presented, are reconciled to the most closely applicable U.S. GAAP measure as disclosed below for the three and six months ended June 30, 2026 and 2025:

For the three months ended June 30, 2026 and 2025

	Three months ended June 30,
	2026		2025
(in thousands, except shares and per share data)	Adjusted EBITDA	Adjusted Net Loss	Adjusted EBITDA	Adjusted Net Loss
Net loss per U.S. GAAP	$(27,124)	$(27,124)	$(15,430)	$(15,430)
Reconciling items -
Provision for income taxes	217	—	39	—
Interest expense	4,333	—	731	—
Interest income	(5)	—	(5)	—
Amortization of debt discount and issue costs in interest expense	—	2,500	—	217
Depreciation expense	430	—	305	—
Stock-based compensation	2,166	2,166	936	936
Loss from change in fair value of warrant liability(a)	8,887	8,887	2,836	2,836
CEO transition(b)	1,319	1,319	228	228
Adjusted Non-GAAP amounts	$(9,777)	$(12,252)	$(10,360)	$(11,213)

U.S. GAAP net loss per share:
Basic	N/A	$(1.69)	N/A	$(1.18)
Diluted	N/A	$(1.69)	N/A	$(1.18)

Adjusted Non-GAAP net loss per share (Adjusted EPS):
Basic	N/A	$(0.76)	N/A	$(0.86)
Diluted	N/A	$(0.76)	N/A	$(0.86)

Weighted-average common shares outstanding for adjusted net loss:
Basic	N/A	16,048,941	N/A	13,098,825
Diluted	N/A	16,048,941	N/A	13,098,825

(a)	We exclude non-cash changes in the fair value of our outstanding warrants as we do not consider such changes to impact or reflect changes in our core operating performance.
(b)

In April 2026, we transitioned to a new CEO. As a result of that change, we recognized approximately $1.2 million in severance costs associated with our former CEO. We also agreed to pay an upfront sign-on bonus to our new CEO in two equal annual installments in April 2027 and April 2028. We are accruing the cost of these sign-on bonus payments over the service period of our new CEO. Upon hiring our former CEO in August 2024, we had agreed to upfront and incremental sign-on bonuses (collectively, the " former CEO sign-on bonuses"). These former CEO sign-on bonuses were expensed over the applicable service periods of our former CEO through April 2026. We do not view the sign-on bonuses to be paid to our new CEO or those paid to our former CEO as being part of their normal ongoing annual compensation arrangements.

For the six months ended June 30, 2026 and 2025

	Six months ended June 30,
	2026		2025
(in thousands, except shares and per share data)	Adjusted EBITDA	Adjusted Net Loss	Adjusted EBITDA	Adjusted Net Loss
Net income (loss) per U.S. GAAP	$5,475	$5,475	$(19,249)	$(19,249)
Reconciling items -
Provision for income taxes	412	—	293	—
Interest expense	8,229	—	1,442	—
Interest income	(10)	—	(11)	—
Amortization of debt discount and issue costs in interest expense	—	4,698	—	427
Depreciation expense	781	—	607	—
Amortization expense	14	14	—	—
Stock-based compensation	5,503	5,503	1,216	1,216
Gain from disposal of investment in unconsolidated subsidiary(a)	—	—	(3,204)	(3,204)
Gain from change in fair value of warrant liability(b)	(39,855)	(39,855)	(1,768)	(1,768)
CEO transition(c)	1,454	1,454	388	388
Reverse stock split(d)	—	—	1	1
Severance costs(e)	—	—	175	175
Adjusted Non-GAAP amounts	$(17,997)	$(22,711)	$(20,110)	$(22,014)

U.S. GAAP net loss per share:
Basic	N/A	$0.35	N/A	$(1.49)
Diluted	N/A	$(1.52)	N/A	$(1.49)

Adjusted Non-GAAP net loss per share (Adjusted EPS):
Basic	N/A	$(1.44)	N/A	$(1.70)
Diluted	N/A	$(1.44)	N/A	$(1.70)

Weighted-average common shares outstanding for adjusted net loss:
Basic	N/A	15,809,947	N/A	12,948,189
Diluted	N/A	15,809,947	N/A	12,948,189

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
(c)

In April 2026, we transitioned to a new CEO. As a result of that change, we recognized approximately $1.2 million in severance costs associated with our former CEO. We also agreed to pay an upfront sign-on bonus to our new CEO in two equal annual installments in April 2027 and April 2028. We are accruing the cost of these sign-on bonus payments over the service period of our new CEO. Upon hiring our former CEO in August 2024, we had agreed to upfront and incremental sign-on bonuses (collectively, the " former CEO sign-on bonuses"). These former CEO sign-on bonuses were expensed over the applicable service periods of our former CEO through April 2026. We do not view the sign-on bonuses to be paid to our new CEO or those paid to our former CEO as being part of their normal ongoing annual compensation arrangements.

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

We had $10.1 million of unrestricted cash and cash equivalents on hand, the vast majority of which was located in the United States as of June 30, 2026. We regularly maintain cash balances with various financial institutions that exceed federally insured amounts, but we have experienced no losses associated with these amounts to date. We periodically evaluate the financial health of the financial institutions we use and may take action in future periods, similar to past actions, to reallocate cash balances between financial institutions based on our evaluation.

Certain of our cash equivalents include deposits in money market funds that invest primarily in short-term securities issued or guaranteed by the U.S. government or its agencies or instrumentalities and contain no restrictions on immediate redemption. The carrying value for these money market fund deposits approximates fair value based on quoted prices in active markets for units held (Level 1 classification) and totaled nearly $0.6 million at June 30, 2026 and over $0.5 million at December 31, 2025.

At June 30, 2026, the outstanding principal balance, including accrued paid-in-kind interest, of our Term Loans and A&R Promissory Note totaled $52.1 million. As a result of factors that are outside of our control in terms of timing of customer project activity and resulting revenue and cash flows, there is currently uncertainty as to our ability to fully meet all existing quarterly and annual financial covenants during the twelve-month period following the date of the consolidated financial statements included herein. Accordingly, the outstanding Term Loan and A&R Promissory principal, plus accrued paid-in-kind interest, related unamortized discount and debt issue costs and any applicable Exit Fee, have been classified as a current obligation at June 30, 2026.

We also had New Warrants outstanding for 6,836,237 shares of our common stock at June 30, 2026. The New Warrants are exercisable at any time through July 2, 2035, at an exercise price of $0.01 per share.

The fair value of our debt is impacted by changes in interest and market rates for similar debt and the fair value of our New Warrants is largely impacted by changes in the trading price of our common stock, among other factors.

We have no other financial instruments as of June 30, 2026 or December 31, 2025, other than certain non-functional currency intercompany and third-party receivables and payables, which are subject to foreign exchange, interest rate or market risks.

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

Commodity price risk

As a result of our acquisition of Alpha Steel, we now have the ability to manufacture and deliver certain products to our domestic customers seeking U.S.-based content. As a result, we are directly exposed to the risk of fluctuating market prices, primarily related to steel and aluminum, that we may not be able to fully pass on to our customers under terms of our existing contracts.

We also subcontract to various contract manufacturers, who manufacture and deliver products directly to our customers. We, therefore in those cases, do not acquire raw materials and commodities directly, except for items added to our inventory. We are subject to indirect risk from fluctuating market prices of various commodity raw materials, including steel and aluminum, which are used in our products, through our contract manufacturers, as increases in these commodity prices would increase our cost of procuring subcontracting services.

Prices of the raw materials used in our products may be affected by supply restrictions or other market factors from time to time. Significant price increases for these raw materials could reduce our operating margins if we are unable to recover such increases in costs from our customers, and could harm our business, financial condition and results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this Quarterly Report. As allowed, management excluded from its assessment of disclosure controls and procedures and internal control over financial reporting the operations of Alpha Steel, which we obtained control of effective November 12, 2025. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026, solely because of the material weakness described below.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026, apart from the transition from our former CEO to our new CEO in April 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CBP has legally finalized both Revised CBP Assessments. We filed a formal protest for the 625 Assessment in September of 2023 and for the Revised 939 Assessment in March of 2024. On February 11, 2026, CBP partially approved our protest of the 625 Assessment, which reduced our estimated exposure down to $0.07 million. We were notified on March 18, 2026, that CBP had denied our protest of the Revised 939 Assessment. Based on the denial by CBP, we accrued approximately $2.7 million, inclusive of interest, in our consolidated financial results for the year ended December 31, 2025. As of the date of filing this Quarterly Report, we have tendered $1.2 million of the claimed liability to CBP. We are currently evaluating our options to challenge this decision by CBP in the U.S. Court of International Trade (the "CIT") as to the merits of the disputed tariff classifications. A successful challenge would result in the refund of the tendered duties with interest. Matters of this nature are subject to inherent uncertainties and unfavorable rulings or developments. The assessment of our counsel is that there can be no certainty that the Company might ultimately prevail in the CIT and we could also be subject to future assessments of additional duties or tariffs owed in respect of other shipments or other materials beyond what is presently included in the Revised CBP Assessments. Such potential additional charges are not currently recorded as liabilities which, if incurred, could have a material adverse effect on our consolidated results of operations, financial position, or liquidity.

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

ITEM 1A. RISK FACTORS

We are subject to a number of risks that in some cases have and moving forward if realized could further adversely affect our business, strategies, prospects, financial condition, results of operations and cash flows. Some of the more significant risks and uncertainties we face include those summarized below. In addition to the risk factors set forth below and the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors set forth in Item 1A. "Risk Factors" in our 2025 Annual Report, which could materially affect our business, financial condition, or future results. Please carefully consider all of the information in this Quarterly Report and our 2025 Annual Report, including the full set of risks set forth in Item 1A. "Risk Factors" of our 2025 Annual Report, and in our other filings with the SEC before making an investment decision regarding us. We have marked with an asterisk (*) and included in full below this summary those risk factors that were not included as separate risk factors in, or reflect changes from the similarly titled risk factors included in Part I, Item 1A, "Risk Factors" of our 2025 Annual Report which are summarized below.

•
Risks Related to Our Business and Our Industry
o
We have a history of losses that may continue in the future, and we were not in compliance with the required minimum unrestricted cash and direct tracker margin financial covenants pursuant to the Second Amendment to our Credit Agreement as of June 30, 2026. As a result, we have determined there is substantial doubt about our ability to continue as a going concern. The demand for our products and related revenue depends on many factors beyond our control; we may not achieve profitability or generate positive cash flow; and we may not be able to obtain additional debt or equity financing on terms favorable to us.*
o
Our dependence on a limited number of customers, the payment terms we agree to with such customers and the expected timing of customer project development activity may impair our ability to operate profitably.
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
•
Risks Related to Our Capital Strategy, Our Credit Agreement and Ownership of Our Common Stock
o
The terms and covenants, including the financial covenants, set forth in the Credit Agreement, as amended, restrict our business. In addition, our operations may not provide sufficient cash to meet the repayment obligations under the Credit Agreement or to satisfy future minimum cash, revenue, purchase order and other financial covenants that apply to the Company under the Credit Agreement. Defaults under the Credit Agreement, including breaches of the financial covenants, could adversely affect our financial condition and results of operations, including, without limitation as a result of the reclassification of the term loan balances under the Credit Agreement from long-term debt to current, such as shown in our Condensed Consolidated Balance Sheet as of June 30, 2026, or the Lenders' exercise of their rights under the Credit Agreement, including the requirement that the Company reasonably cooperate in good faith with the Lenders to pursue alternative strategic transactions, in the case of a breach of the financial covenants or the Lenders' foreclosure on their first priority security interest in substantially all of our assets.
o
A substantial number of shares of our common stock are issuable under the New Warrants and, if the New Warrants are exercised, they will have a dilutive impact, which could cause the price of our common stock to decline.

o
Certain provisions of the New Warrants and in our governing documents under Delaware law could discourage an acquisition of us by a third party.
o
There may be future issuances of new shares of our common stock or other dilution of our equity, which may adversely affect the market price of our common stock.
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

We have a history of losses that may continue in the future, and we were not in compliance with the required minimum unrestricted cash and direct tracker margin financial covenants pursuant to the Second Amendment to our Credit Agreement as of June 30, 2026. As a result, we have determined there is substantial doubt about our ability to continue as a going concern. The demand for our products and related revenue depends on many factors beyond our control; we may not achieve profitability or generate positive cash flow; and we may not be able to obtain additional debt or equity financing on terms favorable to us.

We have incurred cumulative losses since inception and have a history of cash outflows from operations, inclusive of $33.4 million in cash utilized for our operating activities during the year ended December 31, 2025. As of June 30, 2026, we had unrestricted cash on hand of $10.1 million, a working capital deficit of $7.9 million and stockholders' deficit of $30.3 million.

Given these and other factors, including financial covenant requirements and principal repayment obligations in our Credit Agreement, as further discussed in Note 2, "Summary of significant accounting policies" in our Condensed Consolidated Financial Statements included in in Part I, Item 1 of this Quarterly Report, there is substantial doubt about our ability to continue as a going concern during the next year.

On March 23, 2026, we entered into the Second Amendment pursuant to which the Lenders: (i) provided a waiver relating to our breach of the purchase order covenant in our Credit Agreement for the fiscal quarter ended December 31, 2025; (ii) agreed that a purchase order covenant will not apply to us until the fiscal quarter ending March 31, 2027; and (iii) agreed to further amend certain other existing financial covenants under the Credit Agreement, including (a) a required minimum unrestricted cash covenant of $10.0 million as of September 30, 2026 and a minimum revenue covenant of $50.0 million for the quarter ended September 30, 2026. Additionally, in connection with the Second Amendment, we agreed to repay a portion of the principal amount outstanding under the Credit Agreement as follows: (x) $2.5 million of principal was repaid on March 23, 2026; (y) $2.5 million of principal was repaid on May 22, 2026; and (z) $5.0 million of principal will be repaid on September 30, 2026.

Our unrestricted cash on hand at June 30, 2026 was $10.1 million. As a result, we were not in compliance with the required minimum unrestricted cash covenant of $15.0 million pursuant to the Second Amendment as of June 30, 2026. We were also not in compliance with a required minimum direct tracker margin covenant for the three months ended June 30, 2026. Accordingly, as of June 30, 2026, as the Lenders were able to call the debt for repayment in accordance with the terms of the Credit Agreement.

On August 4, 2026, we entered into a Limited Waiver and Limited Consent to Credit Agreement (the “Waiver”) with the Lenders in which the Lenders waived our noncompliance with the minimum unrestricted cash and minimum direct tracker margin covenants as described above. The Waiver covers the periods of noncompliance but does not cover our ability to comply with covenants in future periods. As a result of factors that are outside of our control in terms of timing of customer project activity and resulting revenue and cash flows, there is currently uncertainty as to our ability to fully meet all existing quarterly and annual financial covenants during the twelve-month period following the date of the consolidated financial statements included in our most recent Quarterly Report on Form 10-Q. Accordingly, we have classified all outstanding debt under our Credit Agreement as a current obligation as of June 30, 2026.

Given these and other factors, including financial covenant requirements and principal repayment obligations in our Credit Agreement, as further discussed in the consolidated financial statements included in our Annual and Quarterly Reports incorporated herein by reference, there is substantial doubt about our ability to continue as a going concern during the next year.

Our ability to meet our liquidity needs over the next year is dependent upon (i) our cash on hand (subject to (x) a required principal repayment of $5.0 million during September 2026 under the Credit Agreement and (y) a $15.0 million minimum unrestricted cash covenant under the Credit Agreement effective for the quarter ending June 30, 2026 and as further reduced by required principal repayments under the Credit Agreement thereafter) and our compliance with the financial covenants under the Credit Agreement, (ii) our current expectations of increased project activity and cash flow during the twelve-month period following issuance of our consolidated financial statements, (iii) the availability of additional proceeds in the form of Second Delayed Draw Term Loans that may be requested by the Company and approved by the Lenders in their sole discretion, (iv) utilization, as appropriate, of the capacity available for future sales of our common stock under the ATM program, and (v) if we determine necessary, our ability to raise additional capital through other securities offerings. In addition, we continue to remain focused on implementing additional cost savings steps, which could impact, among other things, the location of our headcount and the level of services currently provided by third parties.

Additional information relating to our outstanding debt may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Liquidity and going concern."

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

We may need to issue additional debt or obtain new equity financing to fund our operations and to execute on our current and future business strategies and plans. We may be unable to obtain any desired additional debt or equity financing on terms favorable to us, or at all, depending on, among other things, receiving required consents and approval from our existing lenders, the ability to issue other debt that is subordinate to the security interests under the Term Loans (or to obtain the consent of the Lenders to issue additional secured debt), interest rates, our stock price, our market capitalization, our ability to have our stock continue to be listed and traded on active markets or other conditions. The ability to raise additional financing depends on numerous factors that are outside our control, including general economic and market conditions, interest rates, the health of financial institutions, investors' and lenders' assessments of our prospects and the prospects of the solar industry in general.

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

For further discussion, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Liquidity and going concern" and Note 11, "Debt" in our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Issuer Purchases of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As described further in Note 11, "Debt" in Part I, Item 1 of this Quarterly Report, as of June 30, 2026, the Company was not in compliance with the required minimum unrestricted cash and direct tracker margin financial covenants under the Credit Agreement. On August 4, 2026, we entered into the Waiver with the Lenders in which the Lenders waived our noncompliance with these minimum unrestricted cash and minimum direct tracker margin covenants.

At June 30, 2026, the outstanding principal balance of our Term Loans and the A&R Promissory Note totaled approximately $52.1 million, including accrued paid-in-kind interest to date. As a result of factors that are outside of our control in terms of timing of customer project activity and resulting revenue and cash flows, there is currently uncertainty as to our ability to fully meet all existing quarterly and annual financial covenants during the twelve-month period following the date of the consolidated financial statements included herein. Accordingly, the outstanding Term Loan and A&R Promissory principal, plus accrued paid-in-kind interest, related unamortized discount and debt issue costs and any applicable Exit Fee, have been classified as a current obligation at June 30, 2026.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a)
Information required to be disclosed in a report on Form 8-K during the period covered by this Form 10-Q, but not reported.

None.

(b)
Furnish the information required by Item 407(c)(3) of Regulation S-K (§229.407 of this chapter).

None.

(c)
Furnish the information required by Item 408(a) of Regulation S-K (17 CFR 229.408(a)).

None of our directors or officers adopted, amended or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K during the three months ended June 30, 2026.

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

Certificate of Correction of Amended and Restated Certificate of Incorporation (Filed as Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 8, 2021 and incorporated herein by reference).

4.1	**

Specimen Common Stock Certificate (filed as Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 29, 2021 and incorporated herein by reference).

10.1	**†

Employment Agreement, dated May 4, 2026, between the Company and Anthony Carroll (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2026 and incorporated herein by reference).

31.1	*	Certification of Principal Executive Officer Pursuant to SEC Rule 13a−14(a)/15d−14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Principal Financial Officer Pursuant to SEC Rule 13a−14(a)/15d−14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Incorporated herein by reference.
†	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FTC SOLAR, INC.

Date: August 5, 2026	/s/ Cathy Behnen
Cathy Behnen, Chief Financial Officer