Form 10-Q
period 2026-09-30
FTC Solar, Inc.
filed 2026-11-04
CIK 1828161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

As of October 30, 2026, 18,293,783 shares of the registrant's common stock were outstanding.

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

ITEM 1. FINANCIAL STATEMENTS

FTC Solar, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except shares and per share data)	September 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$5,076	$21,105
Restricted cash	11,608	—
Accounts receivable, net of allowance for credit losses of $3,086 and $3,069 at September 30, 2026 and December 31, 2025, respectively	57,730	55,743
Inventories	8,139	9,627
Prepaid and other current assets	21,025	11,294
Total current assets	103,578	97,769
Operating lease right-of-use assets	1,506	983
Finance lease right-of-use assets	435	—
Property and equipment, net	3,550	3,793
Goodwill	7,748	7,444
Other assets	2,227	1,823
Total assets	$119,044	$111,812
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$16,162	$13,247
Short-term debt	24,780	12,681
Accrued expenses	56,725	23,770
Income taxes payable	748	630
Deferred revenue	8,672	7,172
Other current liabilities	13,396	10,725
Total current liabilities	120,483	68,225
Long-term debt	—	9,921
Operating lease liability, net of current portion	947	553
Finance lease liability, net of current portion	334	—
Deferred income taxes	229	—
Warrant liability	13,157	74,515
Other non-current liabilities	1,309	1,556
Total liabilities	136,459	154,770
Commitments and contingencies (Note 12)
Stockholders’ deficit
Preferred stock par value of $0.0001 per share, 10,000,000 shares authorized; none issued as of September 30, 2026 and December 31, 2025	—	—
Common stock par value of $0.0001 per share, 850,000,000 shares authorized; 18,152,140 and 15,537,344 shares issued and outstanding as of September 30, 2026 and December 31, 2025	2	2
Treasury stock, at cost; 1,076,257 shares as of September 30, 2026 and December 31, 2025	—	—
Additional paid-in capital	397,686	384,648
Accumulated other comprehensive gain (loss)	38	(290)
Accumulated deficit	(415,141)	(427,318)
Total stockholders' deficit	(17,415)	(42,958)
Total liabilities and stockholders’ deficit	$119,044	$111,812

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Condensed Consolidated Statements of Comprehensive Results of Operations

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except shares and per share data)	2026	2025	2026	2025
Revenue:
Product	$32,185	$20,061	$66,352	$54,130
Service	628	5,969	9,883	12,696
Total revenue	32,813	26,030	76,235	66,826
Cost of revenue:
Product	31,397	18,550	69,810	57,537
Service	(485)	5,886	7,985	15,061
Total cost of revenue	30,912	24,436	77,795	72,598
Gross profit (loss)	1,901	1,594	(1,560)	(5,772)
Operating expenses
Research and development	930	1,228	3,257	3,281
Selling and marketing	2,248	1,672	6,028	4,099
General and administrative	7,263	6,399	23,480	16,612
Total operating expenses	10,441	9,299	32,765	23,992
Loss from operations	(8,540)	(7,705)	(34,325)	(29,764)
Interest expense	(4,292)	(1,988)	(12,521)	(3,430)
Interest income	99	6	109	17
Gain from disposal of investment in unconsolidated subsidiary	—	—	—	3,204
Gain on sale of Atlas	—	90	26	140
Gain (loss) from change in fair value of warrant liability	19,480	(16,066)	59,335	(14,298)
Loss on extinguishment of debt	—	(173)	—	(173)
Other income, net	165	35	175	110
Income from unconsolidated subsidiary	—	1,907	—	1,344
Income (loss) before income taxes	6,912	(23,894)	12,799	(42,850)
Provision for income taxes	(210)	(44)	(622)	(337)
Net income (loss)	6,702	(23,938)	12,177	(43,187)
Other comprehensive income:
Foreign currency translation adjustments	110	37	328	146
Comprehensive income (loss)	$6,812	$(23,901)	$12,505	$(43,041)
Net income (loss) per share:
Basic	$0.39	$(1.61)	$0.75	$(3.17)
Diluted	$(0.54)	$(1.61)	$(2.06)	$(3.17)
Weighted-average common shares outstanding:
Basic	17,084,491	14,899,638	16,239,464	13,626,800
Diluted	23,473,081	14,899,638	22,919,497	13,626,800

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

FTC Solar, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(unaudited)

For the three and nine months ended September 30, 2026:

	Preferred stock		Common stock		Treasury stock
(in thousands, except shares)	Shares	Amount	Shares	Amount	Shares	Amount	Additional paid-In capital	Accumulated other comprehensive gain (loss)	Accumulated deficit	Total stockholders' deficit
Balance as of December 31, 2025	—	$—	15,537,344	$2	1,076,257	$—	$384,648	$(290)	$(427,318)	$(42,958)
Shares issued during the period for vested restricted stock awards	—	—	112,286	—	—	—	—	—	—	—
Sale of shares	—	—	168,700	—	—	—	805	—	—	805
Stock offering costs	—	—	—	—	—	—	(31)	—	—	(31)
Stock-based compensation	—	—	—	—	—	—	3,337	—	—	3,337
Net income	—	—	—	—	—	—	—	—	32,599	32,599
Other comprehensive gain	—	—	—	—	—	—	—	99	—	99
Balance as of March 31, 2026	—	—	15,818,330	2	1,076,257	—	388,759	(191)	(394,719)	(6,149)
Shares issued during the period for vested restricted stock awards	—	—	455,969	—	—	—	—	—	—	—
Sale of shares	—	—	181,452	—	—	—	667	—	—	667
Stock offering costs	—	—	—	—	—	—	(25)	—	—	(25)
Stock-based compensation	—	—	—	—	—	—	2,166	—	—	2,166
Net loss	—	—	—	—	—	—	—	—	(27,124)	(27,124)
Other comprehensive gain	—	—	—	—	—	—	—	119	—	119
Balance as of June 30, 2026	—	—	16,455,751	2	1,076,257	—	391,567	(72)	(421,843)	(30,346)
Shares issued during the period for vested restricted stock awards	—	—	74,052	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	17,117	—	—	—	—	—	—	—
Issuance of common stock upon exercise of warrants	—	—	685,885	—	—	—	2,023	—	—	2,023
Commitment shares issued for equity line of credit	—	—	60,145	—	—	—	171	—	—	171
Sale of shares	—	—	859,190	—	—	—	1,863	—	—	1,863
Stock offering costs	—	—	—	—	—	—	(39)	—	—	(39)
Stock-based compensation	—	—	—	—	—	—	2,101	—	—	2,101
Net income	—	—	—	—	—	—	—	—	6,702	6,702
Other comprehensive gain	—	—	—	—	—	—	—	110	—	110
Balance as of September 30, 2026	—	$—	18,152,140	$2	1,076,257	$—	$397,686	$38	$(415,141)	$(17,415)

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

FTC Solar, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
(in thousands)	2026	2025
Cash flows from operating activities
Net income (loss)	$12,177	$(43,187)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Stock-based compensation	7,604	2,343
Depreciation and amortization	1,249	897
(Gain) loss from change in fair value of warrant liability	(59,335)	14,298
Amortization of debt discount and issue costs	7,155	1,385
Paid-in-kind non-cash interest	3,267	1,567
Provision for obsolete and slow-moving inventory	1,467	—
Income from unconsolidated subsidiary	—	(1,344)
Gain from disposal of investment in unconsolidated subsidiary	—	(3,204)
Gain on sale of Atlas	(26)	(140)
Loss on extinguishment of debt	—	173
Warranties issued and remediation added	2,235	2,073
Warranty recoverable from manufacturer	60	271
Credit loss provisions (credits)	16	566
Deferred income taxes	229	425
Lease expense	784	884
Impact on cash from changes in operating assets and liabilities:
Accounts receivable	(2,003)	(9,875)
Inventories	21	2,489
Prepaid and other current assets	(9,850)	(399)
Other assets	(191)	(344)
Accounts payable	2,823	3,150
Accruals and other current liabilities	33,763	5,696
Deferred revenue	1,500	(898)
Other non-current liabilities	(1,021)	(1,208)
Lease payments and other, net	(847)	(1,034)
Net cash provided by (used in) operations	1,077	(25,416)
Cash flows from investing activities:
Purchases of property and equipment	(885)	(793)
Proceeds from sale of Atlas software platform	26	140
Proceeds from sale of property and equipment	—	6
Proceeds from disposal of investment in unconsolidated subsidiary	—	3,204
Net cash (used in) provided by investing activities	(859)	2,557
Cash flows from financing activities:
Proceeds from borrowings	—	35,955
Repayments of borrowings	(7,406)	—
Proceeds from sale of common stock	3,335	—
Stock offering costs paid	(78)	—
Financing costs paid	(465)	(58)
Finance lease principal payments	(24)	—
Proceeds from stock option exercises	—	3
Net cash (used in) provided by financing activities	(4,638)	35,900
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	81
Increase (decrease) in cash, cash equivalents and restricted cash	(4,421)	13,122
Cash and cash equivalents at beginning of period	21,105	11,247
Cash, cash equivalents and restricted cash at end of period	$16,684	$24,369
Supplemental disclosures of cash flow information:
Purchases of property and equipment included in ending accounts payable and accruals	$100	$167
Fair value of common stock issued for warrant exercise and equity line of credit commitment	$2,023	$7,927
Right-of-use asset and lease liability recognition for new operating and finance leases	$1,380	$526
Paid-in-kind and exit fee non-cash interest added to debt	$3,267	$1,567
Cash paid during the period for interest	$2,268	$263
Cash paid during the period for taxes, net of refunds	$189	$12

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

2. Summary of significant accounting policies

Basis of presentation and principles of consolidation

The accompanying unaudited Condensed Consolidated Financial Statements include the results of the Company and its wholly owned subsidiaries and have been prepared based on the assumption that the Company will continue as a going concern and are in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and pursuant to Form 10-Q and Article 10 of Regulation S-X. As discussed further in "Liquidity and Going Concern" below, given the Company's current cash balances, subject to (i) a required reduction in the principal amount of our outstanding debt on March 31, 2027, and (ii) required compliance with certain financial covenants applicable to us beginning in 2027, as well as recurring operating losses and cash outflows from operations, management has concluded that there is substantial doubt about the Company's ability to continue as a going concern during the next year.

In the opinion of management, all adjustments of a normal recurring nature have been made that are considered necessary for a fair statement of our financial position as of September 30, 2026 and December 31, 2025, and our results of operations for the three and nine months ended September 30, 2026 and cash flows for the nine months ended September 30, 2026 and 2025. The Condensed Consolidated Balance Sheet as of December 31, 2025 has been derived from the Company’s audited Consolidated Financial Statements but does not include all disclosures required by U.S. GAAP. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. Intercompany balances and transactions have been eliminated in consolidation.

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

Liquidity and going concern

We have incurred cumulative operating losses since inception and have had a history of cash outflows from operations in most periods. As of September 30, 2026, we had unrestricted cash on hand of $5.1 million, a working capital deficit of $16.9 million and a stockholders' deficit of $17.4 million.

Third Amendment and Limited Waiver to the Credit Agreement

As described further in Note 11, "Debt", on September 30, 2026, we entered into a Third Amendment and Limited Waiver to our Credit Agreement (the “Third Amendment”) pursuant to which the Lenders provided a waiver relating to our failure to timely pay during the third quarter of 2026, the remaining obligations under the Acquisition Notes arising from our purchase of the remaining ownership interest in Alpha Steel. The Third Amendment also (i) deferred the $5.0 million principal reduction to our Credit Agreement, previously due on September 30, 2026, to March 31, 2027; (ii) eliminated the existing financial covenants for the remainder of calendar year 2026, and (iii) established new applicable dates and amounts for the following financial covenants:

•
Minimum Unrestricted Cash. The minimum unrestricted cash covenant will not apply until January 4, 2027, at which time we will be required to maintain unrestricted cash balances of $15,000,000 at all times.
•
Minimum Revenue. The minimum revenue covenant will not apply until the fiscal quarter ending March 31, 2027 at which time it will be no less than $60,000,000, and at least $75,000,000 for each fiscal quarter thereafter.
•
Minimum Consolidated EBITDA. The Consolidated EBITDA covenant will not apply until the fiscal quarter ending March 31, 2027, at which time it will be no less than $2,000,000. Thereafter, we will be required to have at least $25,000,000 of Consolidated EBITDA for the 12 months ending December 31, 2027, and as of the last day of each fiscal year thereafter.
•
Minimum Direct Tracker Margin and Purchase Order Amounts. We will also be required to meet minimum specified direct tracker margin and new purchase order amount covenants no earlier than the fiscal quarter ending March 31, 2027, and for each fiscal quarter thereafter.

Equity Line of Credit

As described further in Note 13, "ELOC and ATM programs" below, effective August 4, 2026, we entered into a purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) to establish an equity line of credit ("ELOC"). Pursuant to the ELOC, we have the right, but not the obligation, in our sole discretion to direct Lincoln Park to purchase shares of our common stock from time to time over a period of up to 24 months for aggregate gross proceeds of up to $20.0 million, subject to the terms, conditions and limitations set forth in the purchase agreement establishing the ELOC. Lincoln Park has no right to require us to sell any shares but is obligated to make purchases of our common stock as directed by us. We also entered into a registration rights agreement with Lincoln Park pursuant to which we filed a registration statement with the U.S. Securities and Exchange Commission ("SEC") covering the resale by Lincoln Park of the shares of common stock that have been and may be issued and sold to Lincoln Park under the ELOC. The registration statement was declared effective on August 18, 2026.

Through September 30, 2026, we sold 859,190 shares of common stock under the ELOC receiving proceeds of approximately $1.9 million.

Conclusion of substantial doubt

Although we have no financial covenants under our Credit Agreement, as amended, for the remainder of calendar year 2026, we do have certain financial covenants that become effective in the first quarter of 2027, some of which are in amounts that exceed our current financial balances and results of operations. In addition, we will be required to make a $5.0 million principal reduction of our outstanding debt on March 31, 2027, while still maintaining a minimum required unrestricted cash balance. In view of our history of operating losses, cash outflows, past failure to meet certain covenants under our financing arrangements and uncertainty as to our ability to fully meet all financial covenants during the twelve-month period following issuance of our condensed consolidated financial statements, we believe these factors create substantial doubt as to our ability to continue as a going concern. However, the Company is continuing to take steps to increase demand for our products and services, control costs, improve our financial results and to seek additional sources of financing, including fully utilizing our remaining capacity to sell shares of our common stock under the ELOC and obtaining additional financing under the Credit Agreement in the form of Second Delayed Draw Term Loans or through other third-party sources.

Additionally, as a result of the uncertainty as to our ability to fully meet all future financial covenants during the twelve-month period following the date of our condensed consolidated financial statements included in this Quarterly Report, we have classified all outstanding debt under our Credit Agreement as a current obligation at September 30, 2026.

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

Cash and cash equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Certain of our cash equivalents at times include deposits in money market funds that invest primarily in short-term securities issued or guaranteed by the U.S. government or its agencies or instrumentalities and contain no restrictions on immediate redemption. These deposits totaled over $0.5 million at December 31, 2025 (none at September 30, 2026). Interest earned on cash equivalents is included in interest income in our Condensed Consolidated Statements of Comprehensive Results of Operations.

Restricted cash

We periodically are contractually required to provide cash deposits as collateral for third-party issuance of performance surety bonds relating to specific customer projects. These deposits will be maintained at certain specified levels until released upon completion of all performance obligations under applicable customer contracts. We classify such deposits, and other cash balances which contain restrictions as to their use, as restricted cash in our Condensed Consolidated Balance Sheets.

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

No impairment of goodwill was recognized as of September 30, 2026 or during 2025.

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

Contract assets and liabilities: The timing of revenue recognition, billing, and cash collection results in the recognition of accounts receivable, unbilled receivables for revenue recognized in excess of billings, and deferred revenue in the Condensed Consolidated Balance Sheets. We have elected to use the practical expedient of expensing incremental costs of obtaining a contract for our contracts of less than one year in duration. We may receive advances or deposits from our customers before revenue is recognized, resulting in contract liabilities, which are reflected as “deferred revenue” in our Condensed Consolidated Balance Sheets. Customer deposits are short term as the related performance obligations are typically fulfilled within 12 months. Changes in deferred revenue relate to fluctuations in the timing of customer deposits and completion of performance obligations. Approximately $0.1 million and $5.1 million of revenue was recognized during the three and nine months ended September 30, 2026, respectively, from amounts included in deferred revenue at December 31, 2025, which totaled approximately $7.2 million. Approximately $5.3 million of revenue was recognized during the nine months ended September 30, 2025 (none for the three months ended September 30, 2025) from amounts included in deferred revenue at December 31, 2024, which totaled $5.3 million.

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

Customs duty refunds

During 2026, the United States Supreme Court determined that tariffs paid under the International Emergency Economic Powers Act ("IEEPA") were not authorized and therefore invalid. As a result, and in consideration of other rulings by the United States Court of International Trade ("CIT"), United States Customs and Border Protection ("CBP") began a process of refunding tariffs previously paid. We account for refund claims submissions made when recovery is considered probable and reasonably estimable. Refunds of tariffs previously paid are accounted for as receivables and a reduction in our cost of revenue upon recognition. Depending on contractual terms with our customers, certain refunds may also be reflected as a liability, with an offsetting impact on project revenue recognized.

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

Other standards that have been issued but not yet adopted as of September 30, 2026, are either not applicable to us or are not expected to have any material impact upon adoption.

3. Accounts receivable, net

Accounts receivable consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Trade receivables	$13,976	$22,722
Revenue recognized in excess of billings	39,487	30,889
Other receivables	7,353	5,201
Total	60,816	58,812
Allowance for credit losses	(3,086)	(3,069)
Accounts receivable, net	$57,730	$55,743

Other receivables at September 30, 2026 and December 31, 2025 primarily relate to 45X Credits earned in connection with manufacturing activity by our wholly owned subsidiary, Alpha Steel.

Approximately $12.3 million of net accounts receivable at September 30, 2026 are related to certain large projects that have been deferred or are in dispute and have been outstanding for more than a year ($15.5 million at December 31, 2025). We are continuing to seek resolution with our customers to collect the amounts owed to us and have taken into consideration what we ultimately expect to recover in our estimate of the allowance for credit losses. Actual results could differ from our estimates.

Activity in the allowance for credit losses during the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Balance at beginning of period	$3,031	$1,909	$3,069	$1,717
Amounts charged to earnings during the period	54	374	16	566
Translation	1	—	1	—
Balance at end of period	$3,086	$2,283	$3,086	$2,283

4. Inventories

Inventories consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Raw materials	$950	$452
Work in process	—	227
Finished goods	8,622	9,443
Allowance for slow-moving and obsolete inventory	(1,433)	(495)
Total	$8,139	$9,627

Activity in the allowance for slow-moving and obsolete inventory during the nine months ended September 30, 2026 was as follows:

	Nine months ended September 30,
(in thousands)	2026	2025
Balance at beginning of period	$495	$516
Additions charged to earnings	1,467	—
Write-offs of obsolete inventory	(529)	—
Balance at end of period	$1,433	$516

5. Prepaid and other current assets

Prepaid and other current assets consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Vendor deposits	$16,064	$6,393
Prepaid expenses	721	656
Prepaid taxes	1,095	789
Deferred cost of revenue	354	360
Other current assets	2,791	3,096
Total	$21,025	$11,294

At September 30, 2026 and December 31, 2025, other current assets included $2.0 million for a non-interest-bearing customer advance related to pre-project construction financing activities. This advance is secured by certain customer assets and is currently due.

6. Leases

Operating leases

We lease office and warehouse space in various locations, including in the United States, India and Australia. Additionally, we lease space for research and development facilities in both Seguin, Texas and India. We also sub-lease the Alpha Steel facility. Apart from Alpha Steel, the remainder of our manufacturing is outsourced to contract manufacturing partners, and we currently do not own or lease any of those outsourced manufacturing facilities. These leases are accounted for as operating leases.

Our expense for our operating leases consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Operating lease cost	$256	$290	$784	$884
Short-term lease cost	282	70	852	218
Total operating lease cost	$538	$360	$1,636	$1,102

Reported in:
Cost of revenue	$332	$191	$1,193	$562
Research and development	42	25	98	58
Selling and marketing	28	21	59	68
General and administrative	136	123	286	414
Total operating lease cost	$538	$360	$1,636	$1,102

Finance lease

During 2026, we entered into a five-year lease for certain equipment for our Alpha Steel manufacturing facility. The lease agreement provides for a $1 cash purchase option at the end of the lease term. We have accounted for this lease as a financing lease. At September 30, 2026, the unamortized portion of our finance right-of-use asset and the remaining portion of our finance lease liability totaled approximately $0.4 million each. Right-of-use lease amortization and interest on the finance lease liability were not material for the three and nine months ended September 30, 2026.

Future remaining operating and finance lease payment obligations were as follows:

	As of September 30, 2026
(in thousands)	Operating leases	Finance lease
Remainder of 2026	$189	$26
2027	731	105
2028	351	105
2029	322	105
2030	299	104
Thereafter	69	43
Total lease payments	1,961	488
Less: imputed interest	(463)	(49)
Present value of lease liabilities	$1,498	$439

Current portion of lease liability	$551	$105
Noncurrent lease liability	947	334
Present value of lease liabilities	$1,498	$439

7. Property and equipment, net

Property and equipment consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Leasehold improvements	$1,017	$696
Plant and field equipment	2,598	2,600
Information technology equipment	1,042	876
Tooling	2,800	2,347
Capitalized software	1,332	1,301
Total	8,789	7,820
Accumulated depreciation	(5,239)	(4,027)
Property and equipment, net	$3,550	$3,793

Depreciation expense for the three and nine months ended September 30, 2026, totaled $0.4 million and $1.2 million, respectively. Depreciation expense for the three and nine months ended September 30, 2025, totaled $0.3 million and $0.9 million, respectively.

8. Goodwill

During the nine months ended September 30, 2026 and 2025, activity in our goodwill balance was as follows:

	Nine months ended September 30,
(in thousands)	2026	2025
Balance at beginning of period	$7,444	$7,139
Translation	304	173
Balance at end of period	$7,748	$7,312

9. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

(in thousands)	September 30, 2026	December 31, 2025
Accrued cost of revenue	$49,974	$16,156
Accrued compensation	3,227	2,699
Accrued interest	216	399
Other accrued expenses	3,308	4,516
Total accrued expenses	$56,725	$23,770

Warranty reserves	$11,049	$10,357
Current portion of operating lease liability	551	404
Current portion of finance lease liability	105	—
Non-federal tax obligations (collections), net	1,691	(36)
Total other current liabilities	$13,396	$10,725

Other accrued expenses primarily include amounts due for (i) customs duties owed to CBP, (ii) legal costs associated with outstanding corporate or legal matters and (iii) other professional services.

Activity by period in the Company's warranty accruals was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Balance at beginning of period	$11,607	$11,810	$11,913	$11,904
Warranties issued and remediation added during the period	1,128	459	2,235	2,073
Settlements made during the period	(378)	(616)	(1,508)	(1,857)
Changes in liability for pre-existing warranties	1	(160)	(282)	(627)
Balance at end of period	$12,358	$11,493	$12,358	$11,493

			As of
			September 30, 2026	September 30, 2025
Warranty accruals are reported in:
Other current liabilities			$11,049	$9,728
Other non-current liabilities			1,309	1,765
Balance at end of period			$12,358	$11,493

10. Income taxes

For the three and nine months ended September 30, 2026, we recorded income tax expense of $0.21 million and $0.62 million, respectively. For the three and nine months ended September 30, 2025, we recorded income tax expense of $0.04 million and $0.34 million, respectively. These amounts for each period were lower than the statutory rate of 21%, primarily due to a valuation allowance established against the U.S. deferred tax assets.

We have had no material change in our unrecognized tax benefits since December 31, 2025. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of September 30, 2026, and December 31, 2025, we had no accrued interest or penalties related to unrecognized tax benefits.

11. Debt

(in thousands)	September 30, 2026	December 31, 2025
Acquisition notes	$—	$2,681
Principal amount of term loans and A&R promissory note	52,979	55,171
Accrued exit fee	427	—
Less: discount and deferred loan costs	(28,626)	(35,250)
Total debt, net	24,780	22,602
Less: short-term debt	(24,780)	(12,681)
Long-term debt, net	$—	$9,921

Acquisition Notes

The Acquisition Notes incurred in connection with our acquisition of 100% of the Membership Interests in Alpha Steel in November 2025, were paid in full during 2026, including accrued but unpaid interest at a rate of 3.64% per annum.

Credit Agreement and New Warrants

We entered into a Credit Agreement, effective July 2, 2025 (the "Original Credit Agreement:"), with various lenders (the "Lenders") and Acquiom Agency Services LLC, as Administrative Agent.

On November 11, 2025 we entered into a First Amendment to Credit Agreement to amend certain of the financial covenants applicable to us and in connection with our agreement to acquire 100% of the membership interests in Alpha Steel. On March 23, 2026, we entered into the Second Amendment pursuant to which the Lenders provided a waiver relating to our breach of the purchase order covenant for the fiscal quarter ended December 31, 2025 and agreed to amend certain then existing financial covenants under the Credit Agreement. Additionally, in connection with the Second Amendment, we agreed to repay a portion of the principal amount outstanding under the Credit Agreement in various installments, including a $5.0 million principal payment due on September 30, 2026.

On September 30, 2026, we entered into a Third Amendment and Limited Waiver to our Credit Agreement (the “Third Amendment”) pursuant to which the Lenders provided a waiver relating to our failure to timely pay during the third quarter of 2026, the remaining obligations under the Acquisition Notes arising from our purchase of the remaining ownership interest in Alpha Steel. The Third Amendment also (i) deferred the $5.0 million principal reduction to our Credit Agreement, previously due on September 30, 2026, to March 31, 2027; (ii) eliminated the existing financial covenants for the remainder of calendar year 2026, and (iii) established new applicable dates and amounts for the following financial covenants:

•
Minimum Unrestricted Cash. The minimum unrestricted cash covenant will not apply until January 4, 2027, at which time we will be required to maintain unrestricted cash balances of $15,000,000 at all times.
•
Minimum Revenue. The minimum revenue covenant will not apply until the fiscal quarter ending March 31, 2027 at which time it will be no less than $60,000,000, and at least $75,000,000 for each fiscal quarter thereafter.
•
Minimum Consolidated EBITDA. The Consolidated EBITDA covenant will not apply until the fiscal quarter ending March 31, 2027, at which time it will be no less than $2,000,000. Thereafter, we will be required to have at least $25,000,000 of Consolidated EBITDA for the 12 months ending December 31, 2027, and as of the last day of each fiscal year thereafter.
•
Minimum Direct Tracker Margin and Purchase Order Amounts. We will also be required to meet minimum specified direct tracker margin and new purchase order amount covenants no earlier than the fiscal quarter ending March 31, 2027, and for each fiscal quarter thereafter.

The Original Credit Agreement, as amended, is referred to throughout as the "Credit Agreement".

The Credit Agreement provides for a senior secured term facility of up to $75 million, consisting of (i) Initial Term Loans and First Delayed Draw Term Loans (both as defined in the Credit Agreement) that were funded during 2025 in an aggregate principal amount of $37.5 million, and (ii) up to $37.5 million principal amount of Second Delayed Draw Term Loans (as defined in the Credit Agreement) that may be requested by the Company and approved by the Lenders in their sole discretion (collectively, with the Initial Term Loans and the First Delayed Draw Term Loans, the "Term Loans"). The Term Loans currently outstanding are scheduled to mature on July 2, 2029.

Upon entering into the Credit Agreement, we also issued warrants (the "New Warrants") to the Lenders for an aggregate 6,836,237 shares of our common stock. The New Warrants are (i) exercisable at any time through July 2, 2035, at an exercise price of $0.01 per share, and (ii) accounted for as a long-term liability, based on terms that could require cash settlement upon the occurrence of a contingent change in control event. On August 5, 2026, certain holders exercised 688,121 warrants under a net settlement option with respect to the exercise price, receiving 685,885 shares of our common stock in return. Warrants for 6,148,116 shares of our common stock remain outstanding as of September 30, 2026.

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

In addition to the required principal payment under the Third Amendment, the Credit Agreement also provides for the mandatory prepayment of the indebtedness and other obligations outstanding under the Credit Agreement and other applicable loan documents upon the occurrence of certain events (including in connection with a change in control of the Company) and upon acceleration following an Event of Default (an "Exit Fee Event"). If an Exit Fee Event occurs, the Company shall pay an exit fee (the "Exit Fee") equal to (x) the aggregate amount of all Term Loans extended by the Lenders under the Credit Agreement, multiplied by (y) the Exit Fee Percentage, minus (z) the amount of interest paid in cash by the Company prior to the Exit Fee Event, where the "Exit Fee Percentage" equals 25% in connection with a change of control transaction, or otherwise equals 50%.

As a result of the principal payment required on March 31, 2027 under the terms of the Third Amendment, we now estimate an Exit Fee of approximately $2.3 million will be owed upon the originally stated maturity of the debt, in addition to the repayment upon originally stated maturity of any outstanding principal under the Term Loans, plus accrued and unpaid interest. We are accreting each period, as additional interest expense using the interest method, an amount for the expected exit fee obligation that we estimate will be due on July 2, 2029. The amount accrued as of September 30, 2026 for the exit fee obligation is reflected as a component of our total debt balance.

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

Financial covenants

The financial covenants pursuant to the Third Amendment are described above under the section "Credit Agreement and New Warrants".

At September 30, 2026, there were no applicable financial covenants under the Credit Agreement that the Company was required to be in compliance with.

As a result of factors that are outside of our control in terms of timing of customer project activity and new awards, including the resulting revenue and cash flows, there is currently uncertainty as to our ability to fully meet all financial covenants during the twelve-month period following the date of the consolidated financial statements included in this Quarterly Report. Accordingly, we have classified all outstanding debt under our Credit Agreement as a current obligation as of September 30, 2026. Should future actual results, including near-term operating and capital raising activities prove to be sufficient, we will reconsider the classification of our debt when appropriate.

Senior Notes and Original Warrants

On December 4, 2024, we entered into a Securities Purchase Agreement with an institutional investor as the purchaser under the Securities Purchase Agreement (the “Investor”). Pursuant to the Securities Purchase Agreement, we sold, and the Investor purchased, $15.0 million in principal amount of senior secured promissory notes (the “Senior Notes”) and warrants exercisable for 1,750,000 shares of our common stock (the “ Original Warrants”) (the “Offering”).

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

Changes in the number and value of our Original and New Warrants were as follows:

	Nine months ended September 30,
	2026		2025
	Number of warrants	Value ($000's)	Number of warrants	Value ($000's)
Beginning balance	6,836,237	$74,515	1,750,000	$9,520
Exercise of Original Warrants	—	—	(1,750,000)	(7,752)
Issuance of New Warrants under the Credit Agreement	—	—	6,836,237	32,061
Exercise of New Warrants	(688,121)	(2,023)	—	—
Change in fair value of warrant liability	N/A	(59,335)	N/A	14,298
Ending balance	6,148,116	$13,157	6,836,237	$48,127

Amendment to the Securities Purchase Agreement and Senior Notes

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

Also, in connection with the Credit Agreement and the Subordination Agreement, the Company and Investor entered into an Amended and Restated Promissory Note, dated July 2, 2025 (the “A&R Promissory Note”). The A&R Promissory Note amends and restates the original Senior Notes to remove the seniority terms of those notes, conform the original Senior Notes to the terms of the Credit Agreement and the Subordination Agreement, amend certain prepayment and make-whole terms under the original Senior Notes, delete certain covenants and event of default terms, reduce the interest rate under the original Senior Notes to 5% per annum paid in cash and 7% per annum paid in kind, both on the final business day of June and December in each year, and to delete the financial covenants set forth in the original Senior Notes. As a result of an amendment to the Securities Purchase Agreement entered into on July 2, 2025 (the "Securities Purchase Agreement Amendment"), among other things, the Investor agreed to release all liens and guarantees securing the obligations under the Senior Notes, the Securities Purchase Agreement, and the A&R Promissory Note. The A&R Promissory Note also (i) provides for additional interest to be capitalized and added to the principal amount of the debt at a rate of 5% per annum upon the occurrence and continuation of certain events of default and (ii) was originally scheduled to mature on January 2, 2030.

Interest

Total interest expense recognized during the three and nine months ended September 30, 2026 was $4.3 million and $12.5 million, respectively. Total interest expense recognized during the three and nine months ended September 30, 2025 was $2.0 million and $3.4 million, respectively. The effective interest rate for our debt, including accretion of the exit fee obligation and amortization of the discount and deferred loan costs, is approximately 31%.

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

CBP legally finalized both Revised CBP Assessments. We filed a formal protest for the 625 Assessment in September of 2023 and for the Revised 939 Assessment in March of 2024. On February 11, 2026, CBP partially approved our protest of the 625 Assessment, which resulted in a $131,000 refund of duties and fees. We were notified on March 18, 2026, that CBP had denied our protest of the Revised 939 Assessment. Based on the denial by CBP, we accrued approximately $2.7 million, inclusive of interest, in our consolidated financial results for the year ended December 31, 2025. Through September 30, 2026, we had tendered approximately $1.5 million of the claimed liability to CBP and currently are operating under an informal arrangement with CBP to make weekly payments of at least $50,000 through the end of the first quarter of 2027, with a final payment due afterwards to fully settle the remaining obligation.

Customer litigation

On June 11, 2025, FTC Solar, Inc. filed a lawsuit against BayWa r.e. Power Solutions, Inc. ("BayWa") in the United States District Court for the Western District of Texas (Civil Action No. 25-cv-00905-DAE). The complaint alleges breach of contract arising from BayWa’s purported cancellation of a large equipment supply agreement and purchase order for custom solar tracking systems intended for a Texas-based solar energy project. The parties engaged in a formal dispute resolution process, including pre-suit mediation without success. On August 25, 2025, BayWa filed an answer to FTC's complaint and asserted certain counterclaims against FTC. On September 15, 2025, FTC filed a response to BayWa's counterclaims. Discovery is now complete. While FTC believes it has meritorious claims and intends to vigorously pursue recovery, the outcome of litigation is inherently uncertain, and it is unclear at this time whether FTC or BayWa will recover the amounts sought in their respective claims or whether the outcome would materially affect FTC's financial condition or results of operations.

Pending arbitration

On or about April 3, 2026, FTC Solar, Inc. was named as one of several respondents in an arbitration pending before the American Arbitration Association commenced by CO Buffalo Flats, LLC and GC Solar TE 2020 Holdings LLC (the “Claimants”) relating to a utility-scale solar project (the “Project”). The proceeding was originally brought against the Project’s engineering, procurement and construction contractor, Depcom Power, Inc., and its surety, Travelers Casualty and Surety Company of America; the Claimants subsequently added claims against FTC, which supplied tracker systems for the Project, and against the Project’s module supplier, HT Solar Enerji Anonim Sirketi. The Claimants allege that defects in the Project’s solar arrays resulted in damage to photovoltaic ("PV") modules and structural failure of tracker systems and seek damages from the respondents collectively in excess of $30 million. The Claimants have not allocated the alleged damages among the respondents.

FTC disputes that its products were defective or caused the alleged damage, believes it has meritorious defenses, and intends to defend the matter vigorously. The proceeding is at an early stage, and FTC is unable at this time to estimate the amount or range of any reasonably possible loss.

13. ELOC and ATM programs

Equity line of credit (ELOC)

On August 4, 2026, we entered into a purchase agreement with Lincoln Park to establish an ELOC. Pursuant to the ELOC, we have the right, but not the obligation, in our sole discretion to direct Lincoln Park to purchase shares of our common stock from time to time over a period of up to 24 months for aggregate gross proceeds of up to $20.0 million, subject to the terms, conditions and limitations set forth in the purchase agreement. Lincoln Park has no right to require us to sell any shares but is obligated to make purchases of our common stock as directed by us. As consideration for Lincoln Park's commitment to purchase shares, we issued to Lincoln Park 60,145 fully earned shares of our common stock at no cost (the "Commitment Shares").

The purchase price per share we receive will generally be equal to 97% of the lower of (i) the lowest sale price of our common stock on the applicable purchase date and (ii) the average of the three lowest closing sale prices of our common stock during the ten consecutive business days immediately preceding the applicable purchase date. Pursuant to the terms of the ELOC, purchases of our common stock may be effected as frequently as each business day, subject to certain limitations on the number of shares to be purchased, providing the closing price of our common stock on Nasdaq is not less than $1.00 per share We are currently limited to being able to sell up to 3,290,604 shares of our common stock (or approximately 19.99% of our outstanding shares immediately prior to entering into the ELOC), unless stockholder approval is obtained to exceed that amount, as required by Nasdaq listing rules.

We determined the ELOC is an equity-linked arrangement that provides us with the ability to issue shares of our common stock in the future at our option. As the ELOC does not require net cash settlement, we account for the proceeds received from sales of our common stock as equity issuances based on the value of the proceeds received. The fair value of the Commitment Shares issued to Lincoln Park to establish the ELOC have been reflected as a deferred stock issuance cost which is being amortized to additional paid-in-capital in a ratio equal to the amount of proceeds received from the individual sales of our common stock divided by the $20.0 million original available capacity.

Through September 30, 2026, we sold 859,190 shares of common stock under the ELOC receiving proceeds of approximately $1.9 million. We are utilizing the net proceeds received from sales of our common stock for general corporate purposes, including working capital and operating expenses.

ATM program

On May 16, 2025, we filed an amendment to replace an existing Form S-3 shelf registration statement relating to (a) the issuance and sale from time to time in one or more transactions, of up to $65 million in aggregate of our common stock, preferred stock, debt securities and warrants and (b) an at the market ("ATM") offering prospectus covering the offering, issuance and sale of up to a maximum aggregate offering price of approximately $13.75 million of our common stock that may be sold under our ATM program.

On May 1, 2025, we entered into a sale agreement with H.C. Wainwright & Co. LLC (the "Sale Agreement") relating to the sale from time to time of shares of our common stock in accordance with the terms of the Sale Agreement having an aggregate offering price that does not exceed the number or dollar amount of shares of common stock that we may register from time to time for the ATM program, or approximately $13.75 million.

Sales of newly issued shares of our common stock under the ATM program were as follows:

	Nine months ended September 30, 2026		Nine months ended September 30, 2025
	Number of shares	Amount ($000's)	Number of shares	Amount ($000's)
Sales of newly issued shares of common stock	350,152	$1,472	—	$—
Less: fees incurred	—	(39)	—	—
Total	350,152	$1,433	—	$—

We utilized the net proceeds received from offerings under the ATM program for general corporate purposes, including working capital and operating expenses.

At September 30, 2026, approximately $7.6 million remained available for sale under the existing Sale Agreement and prospectus for the ATM program, however, we have no current plans to continue to utilize the capacity remaining available under the ATM program.

There can be no assurance regarding the price at which we will be able to sell shares of our common stock in the future, whether under the ELOC or other securities offerings, and any sales of our common stock may be at prices that result in additional dilution to our existing stockholders

14. Stock-based compensation

Stock-based compensation expense for each period was as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Cost of revenue	$286	$247	$1,578	$738
Research and development	63	58	350	176
Selling and marketing	43	37	212	87
General and administrative	1,709	785	5,464	1,342
Total stock compensation expense	$2,101	$1,127	$7,604	$2,343

15. Reduction in force

During the three months ended September 30, 2026, in order to align headcount with the Company's strategic focus to adjust our overhead costs and activities to better address current customer needs and to take advantage of continued process efficiencies, we reduced our headcount by 17 employees, or approximately 7% of our then existing workforce.

At September 30, 2026, we had an accrual for remaining unpaid termination benefits totaling approximately $0.1 million.

Additionally, during the three months ended March 31, 2025, we incurred similar costs primarily relating to restructuring efforts involving headcount which began in late 2024.

In connection with our realignment and restructuring efforts, we recognized severance and termination-related costs as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Cost of revenue	$196	$—	$196	$34
Research and development	68	—	68	—
Selling and marketing	167	—	167	141
General and administrative	44	—	44	—
Total	$475	$—	$475	$175

16. Related party transactions

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

As of September 30, 2026 and December 31, 2025, Alpha Steel was consolidated into our financial results as a wholly owned subsidiary and all intercompany balances as of those dates had been eliminated in consolidation, including Alpha Steel's intercompany results of operations for the three and nine months ended September 30, 2026.

During the three and nine months ended September 30, 2025, we received invoices from Alpha Steel for purchases totaling $5.0 million and $12.6 million, respectively.

17. Net income (loss) per share

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2026	2025	2026	2025
Net income (loss) for basic calculation	$6,702	$(23,938)	$12,177	$(43,187)
Less: decrease in fair value of warrants	(19,480)	—	(59,335)	—
Net loss for diluted calculation	$(12,778)	$(23,938)	$(47,158)	$(43,187)

Weighted average shares outstanding for calculating basic income (loss) per share	17,084,491	14,899,638	16,239,464	13,626,800
Add: Assumed exercise of warrants	6,388,590	—	6,680,033	—
Weighted average shares outstanding for calculating diluted loss per share	23,473,081	14,899,638	22,919,497	13,626,800

Basic income (loss) per share	$0.39	$(1.61)	$0.75	$(3.17)
Diluted loss per share	$(0.54)	$(1.61)	$(2.06)	$(3.17)

For purposes of computing diluted loss per share, weighted average common shares outstanding do not include potentially dilutive securities that are anti-dilutive, as shown below.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Anti-dilutive securities excluded from calculating dilutive loss per share:
Shares of common stock issuable under stock option plans outstanding	180,664	206,405	201,905	206,405
Shares of common stock issuable upon vesting of RSUs	2,877,101	1,997,547	3,127,760	1,997,547
Shares of common stock issuable upon exercise of outstanding warrants	—	6,836,237	—	6,836,237
Potential common shares excluded from diluted net loss per share calculation	3,057,765	9,040,189	3,329,665	9,040,189

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

Based on certain significant period cost information regularly provided to our Chief Operating Decision Maker, following is a reconciliation of such costs to our consolidated net income (loss) for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2026	2025	2026	2025
Revenue:
Product	$32,185	$20,061	$66,352	$54,130
Service	628	5,969	9,883	12,696
Total revenue	32,813	26,030	76,235	66,826
Cost of revenue
Product	31,397	18,550	69,810	57,537
Service	(485)	5,886	7,985	15,061
Total cost of revenue	30,912	24,436	77,795	72,598
Gross profit (loss)	1,901	1,594	(1,560)	(5,772)
Less: significant segment period costs:
Stock-based compensation expense	(1,815)	(880)	(6,026)	(1,605)
Personnel costs (excluding stock-based compensation)	(4,391)	(3,663)	(13,528)	(11,489)
Credit loss credits (provisions)	(54)	(374)	(16)	(566)
Other segment expenses(1)	(4,181)	(4,382)	(13,195)	(10,332)
Interest expense	(4,292)	(1,988)	(12,521)	(3,430)
Interest income	99	6	109	17
Gain from disposal of investment in unconsolidated subsidiary	—	—	—	3,204
Gain on sale of Atlas	—	90	26	140
Gain (loss) from change in fair value of warrant liability	19,480	(16,066)	59,335	(14,298)
Loss on extinguishment of debt	—	(173)	—	(173)
Other income, net	165	35	175	110
Income from unconsolidated subsidiary	—	1,907	—	1,344
Provision for income taxes	(210)	(44)	(622)	(337)
Net income (loss)	$6,702	$(23,938)	$12,177	$(43,187)
Supplemental information:
Indirect personnel costs (excluding stock-based compensation) in cost of revenue	$2,024	$2,464	$7,185	$7,422
Total depreciation and amortization expense	$430	$289	$1,249	$897
Capital expenditures	$14	$525	$885	$793
Total assets at period end	$119,044	$111,525	$119,044	$111,525

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

In 2019, 90% of our supply chain was sourced from China. As of September 30, 2026, we have qualified suppliers outside of China for certain of our commodities and we continue to work to have second-source capability for all Chinese-manufactured components to help reduce the extent to which our supply chain for U.S.-based projects is subject to existing tariffs and to be able to quickly address potential future regulatory and governmental policy changes. We have entered into partnerships with manufacturers based in the United States, India, South Africa, Spain, Turkey, Thailand and Vietnam to diversify our supply chain and optimize costs.

On June 6, 2022, President Biden issued an Executive Order allowing U.S. solar deployers to import solar modules and cells from Cambodia, Malaysia, Thailand and Vietnam free from certain duties for 24 months, along with other incentives designed to accelerate U.S. domestic production of clean energy technologies. This moratorium ended in June 2024. The U.S. International Trade Administration and the U.S. International Trade Commission completed a sunset review in October 2024 and decided to continue existing AD/CVD orders on CSPV cells/modules from China resulting in longstanding China tariffs remaining in force. In April 2025, the U.S. Department of Commerce issued final determinations concluding that producers and exporters in Cambodia, Malaysia, Thailand and Vietnam were dumping and/or receiving countervailing subsidies resulting in high tariff rates now applying to many Chinese-owned manufacturers operating in these countries. Also, on September 11, 2026, the U.S. Department of Commerce issued final affirmative determinations in the "Solar IV" investigation covering crystalline silicon photovoltaic cells from India, Indonesia, and Laos imposing very high duty rates on solar imports from those countries.

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

On April 5, 2025, the United States imposed a universal 10% "reciprocal" tariff on most imports into the United States, excluding certain products and certain qualifying imports from Canada and Mexico. Throughout 2025, tariff rates continued to change and fluctuate as negotiations continued between the United States and various countries. As an example, the United States increased the reciprocal tariff rate on China from 10% to 125%, in addition to other tariffs of 20% imposed on China earlier in 2025 and the Section 301 tariffs imposed on many Chinese-origin products during the first Trump Administration, and China imposed a retaliatory 125% tariff on goods imported from the United States in response. In May 2025, the U.S. and China agreed to a 90-day rollback whereby the United States cut the Chinese levies from 145% to 30% and China lowered the duties on U.S. goods from 125% to 10%, effective May 14, 2025. This rollback period was subsequently extended through November 10, 2026. New reciprocal tariffs were also announced on selected countries that were well above the universal 10% tariff rate. On February 20, 2026, the U.S. Supreme Court rejected the Trump Administration's use of IEEPA as a basis for the imposition of tariffs and, as a result of that ruling, the U.S. government implemented mechanisms allowing importers to seek recovery of tariffs previously imposed under IEEPA authorities and has begun making refunds. Following the ruling by the U.S. Supreme Court, the Trump Administration announced it would utilize authority under Section 122 of the Trade Act of 1974 to implement tariffs of up to 15% for a limited period of time without U.S. Congressional approval and may ultimately replace such tariffs with longer-lasting authority under Section 301 of the Trade Act. On May 7, 2026, the U.S. Court of International Trade (the "CIT") held that Proclamation 11012, which imposed the Section 122 tariffs, was invalid. The U.S. government appealed the decision and on June 11, 2026, the Federal Court stayed the CIT decision pending appeal, allowing for CBP to continue to collect the tariffs. On August 6, 2026, the Trump Administration announced the results of a Section 232 investigation into polysilicon and solar products, concluding that dependence on imported polysilicon and downstream solar components posed a national security concern. It was announced a 15% tariff will apply to imported solar wafers, cells and modules, regardless of country of origin, beginning December 4, 2026. As of the filing of this Quarterly Report, matters involving tariffs continue to evolve and change. Depending on the terms of our existing contracts with customers, we may not in all cases be able to fully recover the increased cost for delivery of tracker systems currently being manufactured for our customers by our international vendors due to higher tariffs currently in place or that may be imposed in the future, which has and may continue to impact our expected profitability under certain contracts. Imposition of new or higher tariffs could also adversely affect the amount or timing of our future revenue, results of operations or cash flows.

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

Disruptions in Transportation and Supply Chain. Our costs are affected by the costs of certain components and materials, such as steel, motors and microchips, as well as transportation costs. Capacity constraints, particularly with regard to U.S. manufactured steel output, current market conditions, extreme adverse weather events and international conflicts may constrain the supply of materials and disrupt the flow of materials from international vendors, which could impact the cost of our products and services, along with overall rates of inflation in the global economy. For example, the war with Iran has led to recent increases in the price of oil which can affect transportation costs we are required to pay for delivery of materials to our customers that we may not be able to recover under the terms of our contracts. While inflation rates and certain costs have moderated in recent years, the overall level of various other costs, including fuel costs, continues to fluctuate and be elevated. Although we don't believe inflation has had a material impact on our results as presented in this report, such cost increases and decreases could impact our future operating margins, if material.

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

Impact of Climate Change. Climate change has primarily impacted our business operations by increasing demand for solar power generation and, as a result, for use of our products. The U.S. Energy Information Administration, in its October 2026 Short-Term Energy Outlook, indicates that solar remains one of the fastest-growing generation sources in the U.S. power mix and estimates that solar generation, as a percent of total U.S. electricity generation, will continue to increase during 2026 and 2027, in relation to prior years.

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

During the three and nine months ended September 30, 2026 and 2025, we added new employees in certain areas in response to current project activity levels. Certain of our headcount changes also reflect a shift of our employee base to more cost-effective markets with exceptional talent. Our gross profit may vary period-to-period due to changes in our headcount, ASP, product costs, product versus service mix, customer mix, geographical mix, shipping methods, warranty costs and seasonality.

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

Results of Operations - Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

	Three months ended September 30,
	2026		2025
(in thousands, except percentages)	Amounts	Percentage of revenue	Amounts	Percentage of revenue
Revenue:
Product	$32,185	98.1%	$20,061	77.1%
Service	628	1.9%	5,969	22.9%
Total revenue	32,813	100.0%	26,030	100.0%
Cost of revenue:
Product	31,397	95.7%	18,550	71.3%
Service	(485)	(1.5%)	5,886	22.6%
Total cost of revenue	30,912	94.2%	24,436	93.9%
Gross profit	1,901	5.8%	1,594	6.1%
Operating expenses
Research and development	930	2.8%	1,228	4.7%
Selling and marketing	2,248	6.9%	1,672	6.4%
General and administrative	7,263	22.1%	6,399	24.6%
Total operating expenses	10,441	31.8%	9,299	35.7%
Loss from operations	(8,540)	(26.0%)	(7,705)	(29.6%)
Interest expense	(4,292)	(13.1%)	(1,988)	(7.6%)
Interest income	99	0.3%	6	0.0%
Gain on sale of Atlas	—	0.0%	90	0.3%
Gain (loss) from change in fair value of warrant liability	19,480	59.4%	(16,066)	(61.7%)
Loss on extinguishment of debt	—	0.0%	(173)	(0.7%)
Other income, net	165	0.5%	35	0.1%
Income from unconsolidated subsidiary	—	0.0%	1,907	7.3%
Income (loss) before income taxes	6,912	21.1%	(23,894)	(91.8%)
Provision for income taxes	(210)	(0.6%)	(44)	(0.2%)
Net income (loss)	$6,702	20.4%	$(23,938)	(92.0%)

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

	Three months ended September 30,
(in thousands)	2026	2025	$ Change	% Change
Product	$32,185	$20,061	$12,124	60.4%
Service	628	5,969	(5,341)	(89.5)%
Total revenue	$32,813	$26,030	$6,783	26.1%

Product revenue

The increase in product revenue for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, was primarily due to an increase of 107% in the amount of MW produced due mainly to project size and timing, including a large new project underway during 2026 in Australia. This was partially offset by a decrease of 22% in ASP for the three months ended September 30, 2026, resulting from project mix changes as compared to the three months ended September 30, 2025.

Service revenue

The decrease in service revenue for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, primarily resulted from (i) a decrease of 76% in logistics activity levels due to timing of shipments and (ii) the impact of IEEPA refunds contractually due to customers.

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

	Three months ended September 30,
(in thousands)	2026	2025	$ Change	% Change
Product	$31,397	$18,550	$12,847	69.3%
Service	(485)	5,886	(6,371)	(108.2)%
Total cost of revenue	$30,912	$24,436	$6,476	26.5%
Gross profit	$1,901	$1,594	$307	19.3%
Gross profit percentage of revenue	5.8%	6.1%

The increase in total cost of revenue for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, was primarily driven by an increase of 107% in MW produced and the inclusion of additional costs for Alpha Steel as Alpha Steel is now a wholly owned subsidiary. This was partially offset by (i) a decrease of 76% in logistics activity levels, (ii) lower tariffs and (iii) the collection of IEEPA refunds relating to payment of past tariffs and customs duties, which resulted in a credit in service cost of revenue for the three months ended September 30, 2026.

Our gross margin percentage of revenue for the three months ended September 30, 2026 was a positive 5.8%, compared to a positive 6.1% for the three months ended September 30, 2025.

We had positive gross margin for the three months ended September 30, 2026 due mainly to product revenue margins and the impact of IEEPA refunds, partially offset by additional provisions for slow-moving and obsolete inventory.

We had positive gross margin for the three months ended September 30, 2025 due mainly to product revenue margins, whereas service margins were mostly flat.

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

	Three months ended September 30,
(in thousands)	2026	2025	$ Change	% Change
Research and development	$930	$1,228	$(298)	(24.3%)

The decrease in research and development expenses for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, was almost entirely due to lower costs for certification and testing based on timing relating to such activities. Research and development expenses as a percentage of revenue were 2.8% for the three months ended September 30, 2026, as compared to 4.7% for the three months ended September 30, 2025.

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

	Three months ended September 30,
(in thousands)	2026	2025	$ Change	% Change
Selling and marketing	$2,248	$1,672	$576	34.4%

The increase in selling and marketing expenses for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, was primarily attributable to (i) higher payroll costs of $0.7 million due to higher average headcount levels, higher commissions and costs associated with a reduction in force, and (ii) higher legal fees of $0.2 million. This was partially offset by lower credit loss provisions of $0.3 million. Selling and marketing costs as a percentage of revenue were 6.9% for the three months ended September 30, 2026, compared to 6.4% for the three months ended September 30, 2025.

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

	Three months ended September 30,
(in thousands)	2026	2025	$ Change	% Change
General and administrative	$7,263	$6,399	$864	13.5%

The increase in general and administrative expenses for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, was primarily attributable to (i) higher stock-based compensation expense of $0.9 million as a result of new award grants during the fourth quarter of 2025, and (ii) higher facility and office costs of $0.2 million. This was partially offset by lower professional service costs of $0.3 million, largely attributable to reduced legal and consulting fees. General and administrative expenses as a percentage of revenue were 22.1% for the three months ended September 30, 2026, compared to 24.6% for the three months ended September 30, 2025.

Interest expense

	Three months ended September 30,
(in thousands)	2026	2025	$ Change	% Change
Interest expense	$4,292	$1,988	$2,304	115.9%

Interest expense is related mainly to our outstanding debt and consisted of the following:

	Three Months Ended September 30,
	2026	2025
Amortization of debt discount and issue costs	$2,457	$958
Paid-in-kind and exit fee non-cash interest added to debt	1,123	566
Interest paid in cash during the period	482	248
Change in accrued interest from the beginning of the period	216	212
Interest on finance lease obligation	7	—
Interest included in accounts payable and other at period end	7	4
Total interest expense	$4,292	$1,988

Gain (loss) from change in fair value of warrant liability

	Three months ended September 30,
(in thousands)	2026	2025	$ Change	% Change
Gain (loss) from change in fair value of warrant liability	$19,480	$(16,066)	$35,546	(221.2%)

The New Warrants issued in connection with the Credit Agreement, as described further in Note 11, "Debt" in our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report, are classified as a long-term liability. Due largely to a decrease in the price of our common stock during the three months ended September 30, 2026, and the exercise of 688,121 warrants valued at $2.0 million, the fair value of the New Warrants decreased from $34.7 million at June 30, 2026 to $13.2 million as of September 30, 2026, resulting in recognition of a non-cash gain during the three months ended September 30, 2026.

Income from unconsolidated subsidiary

	Three months ended September 30,
(in thousands)	2026	2025	$ Change	% Change
Income from unconsolidated subsidiary	$—	$1,907	$(1,907)	(100.0%)

On November 11, 2025, we entered into a Membership Interest Purchase Agreement with the other equity holders of Alpha Steel pursuant to which we acquired 100% of the membership interests in Alpha Steel, effective November 12, 2025. As a result, Alpha Steel is now our wholly owned subsidiary and the financial results of Alpha Steel since November 12, 2025 have been included in our consolidated results. Prior to November 12, 2025, we held a 45% interest in Alpha Steel, which we accounted for under the equity method of accounting. The income from unconsolidated subsidiary for the three months ended September 30, 2025 represented our share of the net operating results of Alpha Steel during that period.

Results of Operations - Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

	Nine months ended September 30,
	2026		2025
(in thousands, except percentages)	Amounts	Percentage of revenue	Amounts	Percentage of revenue
Revenue:
Product	$66,352	87.0%	$54,130	81.0%
Service	9,883	13.0%	12,696	19.0%
Total revenue	76,235	100.0%	66,826	100.0%
Cost of revenue:
Product	69,810	91.6%	57,537	86.1%
Service	7,985	10.5%	15,061	22.5%
Total cost of revenue	77,795	102.0%	72,598	108.6%
Gross loss	(1,560)	(2.0%)	(5,772)	(8.6%)
Operating expenses
Research and development	3,257	4.3%	3,281	4.9%
Selling and marketing	6,028	7.9%	4,099	6.1%
General and administrative	23,480	30.8%	16,612	24.9%
Total operating expenses	32,765	43.0%	23,992	35.9%
Loss from operations	(34,325)	(45.0%)	(29,764)	(44.5%)
Interest expense	(12,521)	(16.4%)	(3,430)	(5.1%)
Interest income	109	0.1%	17	0.0%
Gain from disposal of investment in unconsolidated subsidiary	—	0.0%	3,204	4.8%
Gain on sale of Atlas	26	0.0%	140	0.2%
Gain (loss) from change in fair value of warrant liability	59,335	77.8%	(14,298)	(21.4%)
Loss on extinguishment of debt	—	0.0%	(173)	(0.3%)
Other income, net	175	0.2%	110	0.2%
Income from unconsolidated subsidiary	—	0.0%	1,344	2.0%
Income (loss) before income taxes	12,799	16.8%	(42,850)	(64.1%)
Provision for income taxes	(622)	(0.8%)	(337)	(0.5%)
Net income (loss)	$12,177	16.0%	$(43,187)	(64.6%)

Revenue

	Nine months ended September 30,
(in thousands)	2026	2025	$ Change	% Change
Product	$66,352	$54,130	$12,222	22.6%
Service	9,883	12,696	(2,813)	(22.2)%
Total revenue	$76,235	$66,826	$9,409	14.1%

Product revenue

The increase in product revenue for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was primarily due to an increase of 32% in the amount of MW produced, mainly related to project size and timing, including a large new project underway during 2026 in Australia. This was partially offset by a decrease of 7% in ASP.

Service revenue

The decrease in service revenue for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, primarily resulted from (i) a decrease of 31% in logistics activity levels due to timing of shipments and (ii) the impact of IEEPA tariff and duty refunds contractually due to customers. This was partially offset by an increase in ASP.

Cost of revenue and gross loss

Gross loss may vary from period-to-period and is primarily affected by our ASP, product costs, timing of tracker production and delivery, customer mix, geographical mix, shipping method, logistics costs, warranty costs, indirect cost control efforts and seasonality.

	Nine months ended September 30,
(in thousands)	2026	2025	$ Change	% Change
Product	$69,810	$57,537	$12,273	21.3%
Service	7,985	15,061	(7,076)	(47.0)%
Total cost of revenue	$77,795	$72,598	$5,197	7.2%
Gross loss	$(1,560)	$(5,772)	$4,212	73.0%
Gross loss percentage of revenue	(2.0%)	(8.6%)

The increase in cost of revenue for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was primarily driven by (i) an increase of 32% in the amount of MW produced and (ii) the inclusion of additional costs for Alpha Steel as Alpha Steel is now a wholly owned subsidiary and (iii) higher warranty and remediation expense. This impact was partially offset by a decrease of 31% in logistics activity levels, the impact of IEEPA tariff and duty refunds and the absence of additional costs incurred during the nine months ended September 30, 2025 associated with specified minimum purchase commitments with Alpha Steel that did not reoccur during the nine months ended September 30, 2026.

Our gross margin percentage of revenue for the nine months ended September 30, 2026 was a negative 2.0%, compared to a negative 8.6% for the nine months ended September 30, 2025.

We had negative gross margin for the nine months ended September 30, 2026 due mainly to the addition of Alpha Steel costs as Alpha Steel was a wholly owned subsidiary during the nine months ended September 30, 2026 and additional provisions for slow-moving and obsolete inventory.

The negative gross margin for the nine months ended September 30, 2025 was largely attributable to the recognition of a specified minimum purchase commitment with Alpha Steel, prior to obtaining control of this entity, as well as revenue levels that were not sufficient to fully cover tariffs and certain other indirect costs.

Research and development

	Nine months ended September 30,
(in thousands)	2026	2025	$ Change	% Change
Research and development	$3,257	$3,281	$(24)	(0.7%)

The decrease in research and development expenses for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was primarily attributable to lower payroll-related costs of $0.2 million, mainly related to lower bonus expense, which were mostly offset by higher stock-based compensation costs of approximately $0.2 million due to recent grants of new awards. Research and development expenses as a percentage of revenue were 4.3% for the nine months ended September 30, 2026, as compared to 4.9% for the nine months ended September 30, 2025.

Selling and marketing

	Nine months ended September 30,
(in thousands)	2026	2025	$ Change	% Change
Selling and marketing	$6,028	$4,099	$1,929	47.1%

The increase in selling and marketing expenses for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was primarily attributable to (i) higher payroll costs of $1.6 million due mainly to higher average headcount levels and higher commission expense, (ii) higher travel costs of $0.4 million, and (iii) higher professional services expense of $0.4 million. This was partially offset by lower credit loss provisions of $0.5 million. Selling and marketing costs as a percentage of revenue were 7.9% for the nine months ended September 30, 2026, compared to 6.1% for the nine months ended September 30, 2025.

General and administrative

	Nine months ended September 30,
(in thousands)	2026	2025	$ Change	% Change
General and administrative	$23,480	$16,612	$6,868	41.3%

The increase in general and administrative expenses for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was primarily attributable to (i) higher stock-based compensation expense of $4.1 million as a result of (a) new award grants, including as a result of our CEO transition in April 2026, and (b) the impact of certain executive award forfeitures during the nine months ended September 30, 2025, (ii) higher professional service costs of $1.2 million, largely attributable to increased legal fees, (iii) higher payroll-related costs of $0.6 million, mainly related to CEO transition costs in April 2026, and (iv) costs associated with our consolidated subsidiary, Alpha Steel, as well as higher travel costs. General and administrative expenses as a percentage of revenue were 30.8% for the nine months ended September 30, 2026, compared to 24.9% for the nine months ended September 30, 2025.

Interest expense

	Nine months ended September 30,
(in thousands)	2026	2025	$ Change	% Change
Interest expense	$12,521	$3,430	$9,091	265.0%

Interest expense is related mainly to our outstanding debt and consisted of the following:

	Nine Months Ended September 30,
	2026	2025
Amortization of debt discount and issue costs	$7,155	$1,385
Paid-in-kind and exit fee non-cash interest added to debt	3,267	1,567
Interest paid in cash during the period	2,268	263
Change in accrued interest from the beginning of the period	(183)	212
Interest on finance lease obligation	7	—
Interest included in accounts payable and other at period end	7	3
Total interest expense	$12,521	$3,430

Gain from disposal of investment in unconsolidated subsidiary

	Nine months ended September 30,
(in thousands)	2026	2025	$ Change	% Change
Gain from disposal of investment in unconsolidated subsidiary	$—	$3,204	$(3,204)	(100.0%)

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

During the nine months ended September 30, 2025, we received a final earnout payment of $3.2 million that was recognized in accordance with our policy election of recording such gains when realized.

Gain (loss) from change in fair value of warrant liability

	Nine months ended September 30,
(in thousands)	2026	2025	$ Change	% Change
Gain (loss) from change in fair value of warrant liability	$59,335	$(14,298)	$73,633	(515.0%)

The New Warrants issued in connection with the Credit Agreement, as described further in Note 11, "Debt" in our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report, are classified as a long-term liability. Due largely to a decrease in the price of our common stock during the nine months ended September 30, 2026, and the exercise of 688,121 warrants valued at $2.0 million, the fair value of the New Warrants decreased from $74.5 million at December 31, 2025 to $13.2 million as of September 30, 2026, resulting in recognition of a non-cash gain during the nine months ended September 30, 2026.

Income from unconsolidated subsidiary

	Nine months ended September 30,
(in thousands)	2026	2025	$ Change	% Change
Income from unconsolidated subsidiary	$—	$1,344	$(1,344)	(100.0%)

On November 11, 2025, we entered into a Membership Interest Purchase Agreement with the other equity holders of Alpha Steel pursuant to which we acquired 100% of the membership interests in Alpha Steel, effective November 12, 2025. As a result, Alpha Steel is now our wholly owned subsidiary and the financial results of Alpha Steel since November 12, 2025 have been included in our consolidated results. Prior to November 12, 2025, we held a 45% interest in Alpha Steel, which we accounted for under the equity method of accounting. The income from unconsolidated subsidiary for the nine months ended September 30, 2025 represented our share of the net operating results of Alpha Steel during that period.

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

We have incurred cumulative operating losses since inception and have had a history of cash outflows from operations in most periods. As of September 30, 2026, we had unrestricted cash on hand of $5.1 million, a working capital deficit of $16.9 million and a stockholders' deficit of $17.4 million.

Third Amendment and Limited Waiver to the Credit Agreement

As described further in Note 11, "Debt" in our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report, on September 30, 2026, we entered into a Third Amendment to our Credit Agreement pursuant to which the Lenders provided a waiver relating to our failure to timely pay during the third quarter of 2026, the remaining obligations under the Acquisition Notes arising from our purchase of the remaining ownership interest in Alpha Steel. The Third Amendment also (i) deferred the $5.0 million principal reduction to our Credit Agreement, previously due on September 30, 2026, to March 31, 2027; (ii) eliminated the existing financial covenants for the remainder of calendar year 2026, and (iii) established new applicable dates and amounts for the following financial covenants:

•
Minimum Unrestricted Cash. The minimum unrestricted cash covenant will not apply until January 4, 2027, at which time we will be required to maintain unrestricted cash balances of $15,000,000 at all times.
•
Minimum Revenue. The minimum revenue covenant will not apply until the fiscal quarter ending March 31, 2027 at which time it will be no less than $60,000,000, and at least $75,000,000 for each fiscal quarter thereafter.
•
Minimum Consolidated EBITDA. The Consolidated EBITDA covenant will not apply until the fiscal quarter ending March 31, 2027, at which time it will be no less than $2,000,000. Thereafter, we will be required to have at least $25,000,000 of Consolidated EBITDA for the 12 months ending December 31, 2027, and as of the last day of each fiscal year thereafter.
•
Minimum Direct Tracker Margin and Purchase Order Amounts. We will also be required to meet minimum specified direct tracker margin and new purchase order amount covenants no earlier than the fiscal quarter ending March 31, 2027, and for each fiscal quarter thereafter.

Equity Line of Credit ("ELOC")

On August 4, 2026, we entered into a purchase agreement with Lincoln Park to establish an ELOC. Pursuant to the ELOC, we have the right, but not the obligation, in our sole discretion to direct Lincoln Park to purchase shares of our common stock from time to time over a period of up to 24 months for aggregate gross proceeds of up to $20.0 million, subject to the terms, conditions and limitations set forth in the purchase agreement. Lincoln Park has no right to require us to sell any shares but is obligated to make purchases of our common stock as directed by us. As consideration for Lincoln Park's commitment to purchase shares, we issued to Lincoln Park 60,145 fully earned shares of our common stock at no cost.

The purchase price per share we receive will generally be equal to 97% of the lower of (i) the lowest sale price of our common stock on the applicable purchase date and (ii) the average of the three lowest closing sale prices of our common stock during the ten consecutive business days immediately preceding the applicable purchase date. Pursuant to the terms of the ELOC, purchases of our common stock may be effected as frequently as each business day, subject to certain limitations on the number of shares to be purchased, providing the closing price of our common stock on Nasdaq is not less than $1.00 per share We are currently limited to being able to sell up to 3,290,604 shares of our common stock (or approximately 19.99% of our outstanding shares immediately prior to entering into the ELOC), unless stockholder approval is obtained to exceed that amount, as required by Nasdaq listing rules.

Through September 30, 2026, we sold 859,190 shares of common stock under the ELOC receiving proceeds of approximately $1.9 million. We are utilizing the net proceeds received from sales of our common stock for general corporate purposes, including working capital and operating expenses.

Conclusion of substantial doubt

Although we have no financial covenants under our Credit Agreement, as amended, for the remainder of calendar year 2026, we do have certain financial covenants that become effective in the first quarter of 2027, some of which are in amounts that exceed our current financial balances and results of operations. In addition, we will be required to make a $5.0 million principal reduction of our outstanding debt on March 31, 2027, while still maintaining a minimum required unrestricted cash balance. In view of our history of operating losses, cash outflows, past failure to meet certain covenants under our financing arrangements and uncertainty as to our ability to fully meet all financial covenants during the twelve-month period following issuance of our condensed consolidated financial statements, we believe these factors create substantial doubt as to our ability to continue as a going concern. However, the Company is continuing to take steps to increase demand for our products and services, control costs, improve our financial results and to seek additional sources of financing, including fully utilizing our remaining capacity to sell shares of our common stock under the ELOC and obtaining additional financing under the Credit Agreement in the form of Second Delayed Draw Term Loans or through other third-party sources.

Additionally, as a result of the uncertainty as to our ability to fully meet all future financial covenants during the twelve-month period following the date of our condensed consolidated financial statements included in this Quarterly Report, we have classified all outstanding debt under our Credit Agreement as a current obligation at September 30, 2026.

Outstanding debt and warrants

Credit Agreement and New Warrants

We entered into the Original Credit Agreement, effective July 2, 2025, with various lenders (the "Lenders") and Acquiom Agency Services LLC, as Administrative Agent.

On November 11, 2025 we entered into a First Amendment to Credit Agreement to amend certain of the financial covenants applicable to us and in connection with our agreement to acquire 100% of the membership interests in Alpha Steel. On March 23, 2026, we entered into the Second Amendment pursuant to which the Lenders provided a waiver relating to our breach of the purchase order covenant for the fiscal quarter ended December 31, 2025 and agreed to amend certain then existing financial covenants under the Credit Agreement. Additionally, in connection with the Second Amendment, we agreed to repay a portion of the principal amount outstanding under the Credit Agreement in various installments, including a $5.0 million principal payment due on September 30, 2026.

As described above under the section "Liquidity and going concern", on September 30, 2026, we entered into a Third Amendment and Limited Waiver to our Credit Agreement which modified various financial covenants and deferred the principal payment due on September 30, 2026, as specified by the Second Amendment, to March 31, 2027.

The Original Credit Agreement, as amended, is referred to throughout as the "Credit Agreement".

Upon entering into the Credit Agreement, we also issued warrants (the "New Warrants") to the Lenders for an aggregate 6,836,237 shares of our common stock. The New Warrants are (i) exercisable at any time through July 2, 2035, at an exercise price of $0.01 per share, and (ii) accounted for as a long-term liability, based on terms that could require cash settlement upon the occurrence of a contingent change in control event. On August 5, 2026, certain holders exercised 688,121 warrants under a net settlement option with respect to the exercise price, receiving 685,885 shares of our common stock in return. Warrants for 6,148,116 shares of our common stock remain outstanding as of September 30, 2026.

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

In addition to the required principal payment under the Third Amendment, the Credit Agreement also provides for the mandatory prepayment of the indebtedness and other obligations outstanding under the Credit Agreement and other applicable loan documents upon the occurrence of certain events (including in connection with a change in control of the Company) and upon acceleration following an Event of Default (an "Exit Fee Event"). If an Exit Fee Event occurs, the Company shall pay an exit fee (the "Exit Fee") equal to (x) the aggregate amount of all Term Loans extended by the Lenders under the Credit Agreement, multiplied by (y) the Exit Fee Percentage, minus (z) the amount of interest paid in cash by the Company prior to the Exit Fee Event, where the "Exit Fee Percentage" equals 25% in connection with a change of control transaction, or otherwise equals 50%.

As a result of the principal payment required on March 31, 2027 under the terms of the Third Amendment, we now estimate an Exit Fee of approximately $2.3 million will be owed upon the originally stated maturity of the debt, in addition to the repayment upon originally stated maturity of any outstanding principal under the Term Loans, plus accrued and unpaid interest. We are accreting each period, as additional interest expense using the interest method, an amount for the expected exit fee obligation that we estimate will be due on July 2, 2029. The amount accrued as of September 30, 2026 for the exit fee obligation is reflected as a component of our total debt balance as shown in Note 11, "Debt", included in Part I, Item 1 of this Quarterly Report.

Financial covenants

The financial covenants pursuant to the Third Amendment are described above under the section "Liquidity and going concern".

As noted above, at September 30, 2026, there were no applicable financial covenants under the Credit Agreement that the Company was required to be in compliance with.

Senior Notes and Original Warrants

On December 4, 2024, we entered into a Securities Purchase Agreement with an institutional investor as the purchaser under the Securities Purchase Agreement (the “Investor”). Pursuant to the Securities Purchase Agreement, we sold, and the Investor purchased, $15.0 million in principal amount of senior secured promissory notes (the “Senior Notes”) and warrants exercisable for 1,750,000 shares of our common stock (the “ Original Warrants”) (the “Offering”).

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

Changes in the number and value of our Original and New Warrants were as follows:

	Nine months ended September 30,
	2026		2025
	Number of warrants	Value ($000's)	Number of warrants	Value ($000's)
Beginning balance	6,836,237	$74,515	1,750,000	$9,520
Exercise of Original Warrants	—	—	(1,750,000)	(7,752)
Issuance of New Warrants under the Credit Agreement	—	—	6,836,237	32,061
Exercise of New Warrants	(688,121)	(2,023)	—	—
Change in fair value of warrant liability	N/A	(59,335)	N/A	14,298
Ending balance	6,148,116	$13,157	6,836,237	$48,127

Amendment to the Securities Purchase Agreement and Senior Notes

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

Also, in connection with the Credit Agreement and the Subordination Agreement, the Company and Investor entered into an Amended and Restated Promissory Note, dated July 2, 2025 (the “A&R Promissory Note”). The A&R Promissory Note amends and restates the original Senior Notes to remove the seniority terms of those notes, conform the original Senior Notes to the terms of the Credit Agreement and the Subordination Agreement, amend certain prepayment and make-whole terms under the original Senior Notes, delete certain covenants and event of default terms, reduce the interest rate under the original Senior Notes to 5% per annum paid in cash and 7% per annum paid in kind, both on the final business day of June and December in each year, and to delete the financial covenants set forth in the original Senior Notes. As a result of an amendment to the Securities Purchase Agreement entered into on July 2, 2025 (the "Securities Purchase Agreement Amendment"), among other things, the Investor agreed to release all liens and guarantees securing the obligations under the Senior Notes, the Securities Purchase Agreement, and the A&R Promissory Note. The A&R Promissory Note also (i) provides for additional interest to be capitalized and added to the principal amount of the debt at a rate of 5% per annum upon the occurrence and continuation of certain events of default and (ii) was originally scheduled to mature on January 2, 2030.

At September 30, 2026, the outstanding principal balance of our Term Loans and the A&R Promissory Note totaled approximately $53.0 million, including accrued paid-in-kind interest to date. As noted above, $5.0 million of principal with respect to the Term Loans is required to be paid in March 2027.

Statements of cash flows

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Nine months ended September 30,
(in thousands)	2026	2025
Net cash provided by (used in) operations	$1,077	$(25,416)
Net cash (used in) provided by investing activities	(859)	2,557
Net cash (used in) provided by financing activities	(4,638)	35,900
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	81
Increase (decrease) in cash, cash equivalents and restricted cash	$(4,421)	$13,122

Operating activities

During the nine months ended September 30, 2026, we used approximately $23.1 million of cash to fund a portion of our current period expenditures for personnel and facilities, legal and professional fees, insurance, research and development and various other operating activities. This compares to approximately $23.0 million used during the nine months ended September 30, 2025, also to fund a portion of our prior period expenditures for various operating activities as described above.

During the nine months ended September 30, 2026, we generated approximately $24.2 million of cash primarily from changes in working capital, mainly related to the impact of changes in activity levels, particularly in connection with an increase in accrued cost of revenue on new projects that were underway as of September 30, 2026. This compares to approximately $2.4 million of cash used from changes in working capital during the nine months ended September 30, 2025.

Our working capital decreased by approximately $46.4 million from over $29.5 million at December 31, 2025 to a deficit of $16.9 million at September 30, 2026. The decrease was largely attributable to (i) the reclassification of our outstanding debt to a current obligation, as described above, (ii) increased project accruals as of September 30, 2026, (iii) the use of cash for current period expenditures, and (iv) changes in other working capital balances due to activity levels during the nine months ended September 30, 2026.

Investing activities

During the nine months ended September 30, 2026, we had capital expenditures of approximately $0.9 million, primarily for tooling, leasehold improvements and new computer and IT equipment.

During the nine months ended September 30, 2025, we received $3.2 million of contingent earnout payments from our investment in Dimension that we sold in 2021. We also had capital expenditures of nearly $0.8 million, primarily for tooling.

Financing activities

During the nine months ended September 30, 2026, we made (i) principal payments of $7.4 million relating to required payments on our outstanding Term Loan and Acquisition Note debt, and (ii) payments for legal fees totaling $0.5 million incurred in connection with entering into the Second and Third Amendments to our Credit Agreement. We also sold 350,152 new shares of our common stock under our ATM program and 859,190 new shares of our common stock under our equity line of credit with Lincoln Park receiving gross proceeds of approximately $3.3 million.

Cash flows from other financing activities were minimal during both the nine months ended September 30, 2026 and 2025.

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

In estimating the fair value of the consolidated company, we used our market capitalization based on our closing stock price on the Nasdaq Capital Market at September 30, 2026. Our daily closing stock price is affected by numerous factors, some of which may not directly involve the operations of the company and, historically, has demonstrated high volatility.

We did not identify any impairments of our long-lived assets or goodwill during the nine months ended September 30, 2026 and 2025.

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

Non-GAAP Financial Measures

Adjusted EBITDA, adjusted net loss and adjusted earnings per share ("EPS")

We utilize Adjusted EBITDA, Adjusted Net Loss, and Adjusted EPS as supplemental measures of our performance. We define Adjusted EBITDA as net income (loss) plus (i) provision for (benefit from) income taxes, (ii) interest expense, less interest income, (iii)

depreciation expense, (iv) amortization expense, (v) stock-based compensation, (vi) loss from changes in the fair value of our warrant liability, and (vii) Chief Executive Officer ("CEO") transition costs, costs associated with our reverse stock split, severance and certain other costs (credits). We also deduct (i) the contingent gains arising from earnout payments and project escrow releases relating to the disposal of our investment in an unconsolidated subsidiary, and (ii) gains from changes in the fair value of our warrant liability from net income or loss in arriving at Adjusted EBITDA. We define Adjusted Net Loss as net income (loss) plus (i) amortization of debt discount and issue costs and intangibles, (ii) stock-based compensation, (iii) loss from changes in the fair value of our warrant liability, (iv) CEO transition costs, costs associated with our reverse stock split, severance and certain other costs (credits), and (v) the income tax expense (benefit) of those adjustments, if any. We also deduct (i) the contingent gains arising from earnout payments and project escrow releases relating to the disposal of our investment in an unconsolidated subsidiary, and (ii) gains from changes in the fair value of our warrant liability from net income (loss) in arriving at Adjusted Net Loss. Adjusted EPS is defined as Adjusted Net Loss on a per share basis using our weighted average diluted shares outstanding.

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

Because of these limitations, Adjusted EBITDA, Adjusted Net Loss, and Adjusted EPS should not be considered in isolation or as substitutes for performance measures calculated in accordance with U.S. GAAP, and you should not rely on any single financial measure to evaluate our business. These non-GAAP financial measures, when presented, are reconciled to the most closely applicable U.S. GAAP measure as disclosed below for the three and nine months ended September 30, 2026 and 2025:

For the three months ended September 30, 2026 and 2025

	Three months ended September 30,
	2026		2025
(in thousands, except shares and per share data)	Adjusted EBITDA	Adjusted Net Loss	Adjusted EBITDA	Adjusted Net Loss
Net income (loss) per U.S. GAAP	$6,702	$6,702	$(23,938)	$(23,938)
Reconciling items -
Provision for income taxes	210	—	44	—
Interest expense	4,292	—	1,988	—
Interest income	(99)	—	(6)	—
Amortization of debt discount and issue costs in interest expense	—	2,457	—	958
Depreciation expense	430	—	290	—
Amortization expense	24	24	—	—
Stock-based compensation	2,101	2,101	1,127	1,127
(Gain) loss from change in fair value of warrant liability(a)	(19,480)	(19,480)	16,066	16,066
Loss on extinguishment of debt(b)	—	—	173	173
CEO transition(c)	164	164	194	194
Severance costs(d)	475	475	—	—
Special stockholders' meeting(e)	—	—	100	100
Adjusted Non-GAAP amounts	$(5,181)	$(7,557)	$(3,962)	$(5,320)

U.S. GAAP net loss per share:
Basic	N/A	$0.39	N/A	$(1.61)
Diluted	N/A	$(0.54)	N/A	$(1.61)

Adjusted Non-GAAP net loss per share (Adjusted EPS):
Basic	N/A	$(0.44)	N/A	$(0.36)
Diluted	N/A	$(0.44)	N/A	$(0.36)

Weighted-average common shares outstanding for adjusted net loss:
Basic	N/A	17,084,491	N/A	14,899,638
Diluted	N/A	17,084,491	N/A	14,899,638

(a)	We exclude non-cash changes in the fair value of our outstanding warrants as we do not consider such changes to impact or reflect changes in our core operating performance.
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

(d)

Involuntary severance costs were incurred during the third quarter of 2026, due to restructuring changes to align headcount with the Company's strategic focus to adjust our overhead costs and activities to better address customer needs and to take advantage of continued process efficiencies.

(e)

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

For the nine months ended September 30, 2026 and 2025

	Nine months ended September 30,
	2026		2025
(in thousands, except shares and per share data)	Adjusted EBITDA	Adjusted Net Loss	Adjusted EBITDA	Adjusted Net Loss
Net income (loss) per U.S. GAAP	$12,177	$12,177	$(43,187)	$(43,187)
Reconciling items -
Provision for income taxes	622	—	337	—
Interest expense	12,521	—	3,430	—
Interest income	(109)	—	(17)	—
Amortization of debt discount and issue costs in interest expense	—	7,155	—	1,385
Depreciation expense	1,211	—	897	—
Amortization expense	38	38	—	—
Stock-based compensation	7,604	7,604	2,343	2,343
Gain from disposal of investment in unconsolidated subsidiary(a)	—	—	(3,204)	(3,204)
(Gain) loss from change in fair value of warrant liability(b)	(59,335)	(59,335)	14,298	14,298
Loss on extinguishment of debt(c)	—	—	173	173
CEO transition(d)	1,618	1,618	582	582
Reverse stock split(e)	—	—	1	1
Severance costs(f)	475	475	175	175
Special stockholders' meeting(g)	—	—	100	100
Adjusted Non-GAAP amounts	$(23,178)	$(30,268)	$(24,072)	$(27,334)

U.S. GAAP net loss per share:
Basic	N/A	$0.75	N/A	$(3.17)
Diluted	N/A	$(2.06)	N/A	$(3.17)

Adjusted Non-GAAP net loss per share (Adjusted EPS):
Basic	N/A	$(1.86)	N/A	$(2.01)
Diluted	N/A	$(1.86)	N/A	$(2.01)

Weighted-average common shares outstanding for adjusted net loss:
Basic	N/A	16,239,464	N/A	13,626,800
Diluted	N/A	16,239,464	N/A	13,626,800

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

(d)

In April 2026, we transitioned to a new CEO. As a result of that change, we recognized approximately $1.2 million in severance costs associated with our former CEO. We also agreed to pay an upfront sign-on bonus to our new CEO in two equal annual installments in April 2027 and April 2028. We are accruing the cost of these sign-on bonus payments over the service period of our new CEO. Upon hiring our former CEO in August 2024, we had agreed to upfront and incremental sign-on bonuses (collectively, the "former CEO sign-on bonuses"). These former CEO sign-on bonuses were expensed over the applicable service periods of our former CEO through April 2026. We do not view the sign-on bonuses to be paid to our new CEO or those paid to our former CEO as being part of their normal ongoing annual compensation arrangements.

(e)

We incurred certain professional fees in 2025 to finalize various administrative tasks associated with the Reverse Stock Split that was consummated effective November 29, 2024. We do not consider these fees to be part of our normal ongoing operations.

(f)

Involuntary severance costs were incurred during the third quarter of 2026 and the first quarter of 2025, due to restructuring changes to align headcount with the Company's strategic focus to adjust our overhead costs and activities to better address customer needs and to take advantage of continued process efficiencies.

(g)

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

Fair value of financial instruments

Our financial instruments consist of cash, cash equivalents, accounts receivable, accounts payable, warrants and debt obligations. Cash, cash equivalents, accounts receivable and accounts payable are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment date. We estimate the fair value of our warrants using a Black-Scholes model involving current assumptions at each reporting period of (i) the per-share value of our common stock, (ii) the expected holding period of the warrants before exercise, (iii) the estimated volatility of our stock over the expected holding period of the warrants, (iv) a risk-free interest rate over the expected holding period of the warrants and, (v) an estimated dividend yield on our common stock over the expected holding period of the warrants. Each of those assumptions are subject to change over time.

At September 30, 2026, we had $5.1 million of unrestricted cash and cash equivalents on hand, and $11.6 million of restricted cash. The majority of our cash and restricted cash was located in the United States, with a portion of the restricted cash in Australia. We regularly maintain cash balances with various financial institutions that exceed federally insured amounts, but we have experienced no losses associated with these amounts to date. We periodically evaluate the financial health of the financial institutions we use and may take action in future periods, similar to past actions, to reallocate cash balances between financial institutions based on our evaluation.

Certain of our cash equivalents at times include deposits in money market funds that invest primarily in short-term securities issued or guaranteed by the U.S. government or its agencies or instrumentalities and contain no restrictions on immediate redemption. The carrying value for these money market funds approximates fair value based on quoted prices in active markets for units held (Level 1 classification) and totaled over $0.5 million at December 31, 2025 (none at September 30, 2026).

At September 30, 2026, the outstanding principal balance, including accrued paid-in-kind interest, of our Term Loans and A&R Promissory Note totaled $53.0 million.

We also had New Warrants outstanding for 6,148,116 shares of our common stock at September 30, 2026. The New Warrants are exercisable at any time through July 2, 2035, at an exercise price of $0.01 per share.

The fair value of our debt is impacted by changes in interest and market rates for similar debt and the fair value of our New Warrants is largely impacted by changes in the trading price of our common stock, among other factors.

We have no other financial instruments as of September 30, 2026 or December 31, 2025, other than certain non-functional currency intercompany and third-party receivables and payables, which are subject to foreign exchange, interest rate or market risks.

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

We also subcontract to various contract manufacturers, who manufacture and deliver products directly to our customers. We, therefore in those cases, do not acquire raw materials and commodities directly, except for items added to our inventory. Furthermore, we are subject to indirect risk from fluctuating market prices of various commodity raw materials, including steel and aluminum, which are used in our products, through our contract manufacturers, as increases in these commodity prices would increase our cost of procuring subcontracting services.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this Quarterly Report. As allowed, management excluded from its assessment of disclosure controls and procedures and internal control over financial reporting the operations of Alpha Steel, which we obtained control of effective November 12, 2025. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2026, solely because of the material weakness described below.

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

Due to the significance of our accounting for revenue, we have concluded that the control deficiencies noted constitute a material weakness in our controls related to the recognition of revenue. As a result, we are actively working to implement enhancements to our internal accounting processes and management review controls to strengthen our ability to prevent and detect such errors on a more timely basis in the future. We are also evaluating opportunities to increase automation within the revenue process and reduce manual effort and improve overall control effectiveness.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CBP legally finalized both Revised CBP Assessments. We filed a formal protest for the 625 Assessment in September of 2023 and for the Revised 939 Assessment in March of 2024. On February 11, 2026, CBP partially approved our protest of the 625 Assessment, which resulted in a $131,000 refund of duties and fees. We were notified on March 18, 2026, that CBP had denied our protest of the Revised 939 Assessment. Based on the denial by CBP, we accrued approximately $2.7 million, inclusive of interest, in our consolidated financial results for the year ended December 31, 2025. Through September 30, 2026, we had tendered approximately $1.5 million of the claimed liability to CBP and currently are operating under an informal arrangement with CBP to make weekly payments of at least $50,000 through the end of the first quarter of 2027, with a final payment due afterwards to fully settle the remaining obligation.

Customer litigation

On June 11, 2025, FTC Solar, Inc. filed a lawsuit against BayWa r.e. Power Solutions, Inc. ("BayWa") in the United States District Court for the Western District of Texas (Civil Action No. 25-cv-00905-DAE). The complaint alleges breach of contract arising from BayWa’s purported cancellation of a large equipment supply agreement and purchase order for custom solar tracking systems intended for a Texas-based solar energy project. The parties engaged in a formal dispute resolution process, including pre-suit mediation without success. On August 25, 2025, BayWa filed an answer to FTC's complaint and asserted certain counterclaims against FTC. On September 15, 2025, FTC filed a response to BayWa's counterclaims. Discovery is now complete. While FTC believes it has meritorious claims and intends to vigorously pursue recovery, the outcome of litigation is inherently uncertain, and it is unclear at this time whether FTC or BayWa will recover the amounts sought in their respective claims or whether the outcome would materially affect FTC's financial condition or results of operations.

Pending arbitration

On or about April 3, 2026, FTC Solar, Inc. was named as one of several respondents in an arbitration pending before the American Arbitration Association commenced by CO Buffalo Flats, LLC and GC Solar TE 2020 Holdings LLC (the “Claimants”) relating to a utility-scale solar project (the “Project”). The proceeding was originally brought against the Project’s engineering, procurement and construction contractor, Depcom Power, Inc., and its surety, Travelers Casualty and Surety Company of America; the Claimants subsequently added claims against FTC, which supplied tracker systems for the Project, and against the Project’s module supplier, HT Solar Enerji Anonim Sirketi. The Claimants allege that defects in the Project’s solar arrays resulted in damage to photovoltaic ("PV") modules and structural failure of tracker systems and seek damages from the respondents collectively in excess of $30 million. The Claimants have not allocated the alleged damages among the respondents.

FTC disputes that its products were defective or caused the alleged damage, believes it has meritorious defenses, and intends to defend the matter vigorously. The proceeding is at an early stage, and FTC is unable at this time to estimate the amount or range of any reasonably possible loss.

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

•
Risks Related to Our Business and Our Industry
o
We have a history of losses that may continue in the future, we were not in compliance with the minimum unrestricted cash and direct tracker margin covenants under our Credit Agreement as of June 30, 2026 (which the Lenders waived in August 2026) and we may not be able to maintain compliance with the financial covenants under the Third Amendment. As a result, we have determined there is substantial doubt about our ability to continue as a going concern and we have classified all outstanding debt under our Credit Agreement as a current obligation as of September 30, 2026. The demand for our products and related revenue depends on many factors beyond our control; we may not achieve profitability or generate positive cash flow; and we may not be able to obtain additional debt or equity financing on terms favorable to us.*
o
Our dependence on a limited number of customers, the payment terms we agree to with such customers and the expected timing of customer project development activity may impair our ability to operate profitably.
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
•
Risks Related to Our Capital Strategy, Our Credit Agreement and Ownership of Our Common Stock
o
The terms and covenants, including the financial covenants, set forth in the Credit Agreement, as amended, restrict our business. In addition, our operations may not provide sufficient cash to meet the repayment obligations under the Credit Agreement or to satisfy future minimum cash, revenue, purchase order and other financial covenants that apply to the Company under the Credit Agreement. Defaults under the Credit Agreement, including breaches of the financial covenants, could adversely affect our financial condition and results of operations, and result in the Lenders' exercise of their rights under the Credit Agreement, including the requirement that the Company reasonably cooperate in good faith with the Lenders to pursue alternative strategic transactions, in the case of a breach of the financial covenants or the Lenders' foreclosure on their first priority security interest in substantially all of our assets. As described above, due to uncertainty about our ability to fully meet all financial covenants during the twelve-month period following the date of the condensed consolidated financial statements included in this Quarterly Report, we have classified all outstanding debt under our Credit Agreement as a current obligation as of September 30, 2026.
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

We have a history of losses that may continue in the future, we were not in compliance with the minimum unrestricted cash and direct tracker margin covenants under our Credit Agreement as of June 30, 2026 (which the Lenders waived in August 2026) and we may not be able to maintain compliance with the financial covenants under the Third Amendment to our Credit Agreement entered into on September 30, 2026. As a result, we have determined there is substantial doubt about our ability to continue as a going concern and have classified all outstanding debt under our Credit Agreement as a current obligation as of September 30, 2026. The demand for our products and related revenue depends on many factors beyond our control; we may not achieve profitability or generate positive cash flow; and we may not be able to obtain additional debt or equity financing on terms favorable to us.

We have incurred cumulative losses since inception and have a history of cash outflows from operations, inclusive of $33.4 million in cash utilized for our operating activities during the year ended December 31, 2025. As of September 30, 2026, we had unrestricted cash on hand of $5.1 million, a working capital deficit of $16.9 million and stockholders' deficit of $17.4 million.

Given these and other factors, including financial covenant requirements and principal repayment obligations in our Credit Agreement, as further discussed below, there is substantial doubt about our ability to continue as a going concern during the next year.

On September 30, 2026, we entered into a Third Amendment to our Credit Agreement pursuant to which the Lenders provided a waiver relating to our failure to timely pay during the third quarter of 2026, the remaining obligations under the Acquisition Notes arising from our purchase of the remaining ownership interest in Alpha Steel. The Third Amendment also (i) deferred the $5.0 million principal reduction to our Credit Agreement, previously due on September 30, 2026, to March 31, 2027; (ii) eliminated the existing financial covenants for the remainder of calendar year 2026, and (iii) established new applicable dates and amounts for the following financial covenants:

•
Minimum Unrestricted Cash. The minimum unrestricted cash covenant will not apply until January 4, 2027, at which time we will be required to maintain unrestricted cash balances of $15,000,000 at all times.
•
Minimum Revenue. The minimum revenue covenant will not apply until the fiscal quarter ending March 31, 2027 at which time it will be no less than $60,000,000, and at least $75,000,000 for each fiscal quarter thereafter.
•
Minimum Consolidated EBITDA. The Consolidated EBITDA covenant will not apply until the fiscal quarter ending March 31, 2027, at which time it will be no less than $2,000,000. Thereafter, we will be required to have at least $25,000,000 of Consolidated EBITDA for the 12 months ending December 31, 2027, and as of the last day of each fiscal year thereafter.
•
Minimum Direct Tracker Margin and Purchase Order Amounts. We will also be required to meet minimum specified direct tracker margin and new purchase order amount covenants no earlier than the fiscal quarter ending March 31, 2027, and for each fiscal quarter thereafter.

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

We may need to issue additional debt or obtain new equity financing to fund our operations and to execute on our current and future business strategies and plans. We may be unable to obtain any desired additional debt or equity financing on terms favorable to us, or at all, depending on, among other things, receiving required consents and approval from our existing lenders, the ability to issue other debt that is subordinate to the security interests under the Term Loans (or to obtain the consent of the Lenders to issue additional secured debt), interest rates, our stock price, our market capitalization, our ability to have our stock continue to be listed and traded on active markets or other conditions. The ability to raise additional financing depends on numerous factors that are outside of our control, including general economic and market conditions, interest rates, the health of financial institutions, investors' and lenders' assessments of our prospects and the prospects of the solar industry in general.

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

None.

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

None.

(c)
Furnish the information required by Item 408(a) of Regulation S-K (17 CFR 229.408(a)).

None of our directors or officers adopted, amended or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K during the three months ended September 30, 2026.

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

3.3	**

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of FTC Solar, Inc.(filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 27, 2024 and incorporated herein by reference).

3.4	**

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

Second Amendment to Credit Agreement, dated March 23, 2026, by and among FTC Solar, Inc. and Acquiom Agency Services LLC, as administrative agent for the Lenders (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2026 and incorporated herein by reference).#

10.2	**†

Employment Agreement, dated May 4, 2026, between the Company and Anthony Carroll (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2026 and incorporated herein by reference).

10.3	**

Purchase Agreement, dated August 4, 2026, by and between FTC Solar, Inc. and Lincoln Park Capital Fund, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2026 and incorporated herein by reference).

10.4	**

Registration Rights Agreement, dated August 4, 2026, by and between FTC Solar, Inc. and Lincoln Park Capital Fund, LLC (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2026 and incorporated herein by reference).

10.5	**

Limited Waiver and Limited Consent to Credit Agreement, dated August 4, 2026, by and among FTC Solar, Inc., Acquiom Agency Services LLC, as administrative agent for the Lenders, and the other parties thereto (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2026 and incorporated herein by reference).

10.6	**

Third Amendment and Limited Waiver to Credit Agreement, dated September 30, 2026, by and among FTC Solar, Inc., the Lenders party thereto, and Acquiom Agency Services LLC, as administrative agent for the Lenders (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 5, 2026 and incorporated herein by reference) #^

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

Legend -

*	Filed herewith.
**	Incorporated herein by reference.
†	Management contract or compensatory plan or arrangement.
#	Portions of this exhibit are redacted in accordance with Item 601(b)(10)(iv) of Regulation S-K.
^

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

FTC SOLAR, INC.

Date: November 4, 2026	/s/ Cathy Behnen
Cathy Behnen, Chief Financial Officer